Form 10-Q
period 1996-06-30
CATALINA MARKETING CORP/DE
filed 1996-07-22
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008



                        CATALINA MARKETING CORPORATION
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                           33-0499007
- ------------------------------                   ------------------------------

(State of Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

   11300 9th Street North
   St. Petersburg, Florida                                   33716-2329
- ------------------------------                   ------------------------------

                                (813) 579-5000
                 --------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
     ------        ------

        At July 22, 1996, Registrant had outstanding 19,572,046 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                     INDEX


                                                                        Page
                                                                        ----
Part I.  Financial Information

  Item 1. Financial Statements

            Condensed Consolidated Statements of Income (Unaudited)
               for the three months ended June 30, 1996 and 1995        3

            Condensed Consolidated Balance Sheets at
               June 30, 1996 (Unaudited) and March 31, 1996             4

            Condensed Consolidated Statements of Cash Flow
               (Unaudited) for the three months ended
               June 30, 1996 and 1995                                   5

            Notes to Unaudited Condensed Consolidated
               Financial Statements                                     6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7

Part II. Other Information                                              9

Signatures                                                             10

                        CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended
                                              June 30,
                                         ---------------------

                                            1996       1995
                                         ---------    --------

Revenues                                   $38,127    $30,613

Costs and Expenses:
   Direct operating expenses                13,136     10,942
   Selling, general and administrative      11,154      7,661
   Depreciation and amortization             3,664      3,895
                                         ----------  ---------
          Total costs and expenses          27,954     22,498
                                         ----------  ---------

Income From Operations                      10,173      8,077

Other Income, net                              232        209
                                         ----------  ---------

Income Before Income Taxes And
   Minority Interest                        10,405      8,324
   Income Taxes                             (4,271)    (3,365)
Minority Interest                              160        179
                                         ----------  ---------
          Net Income                         6,294    $ 5,138
                                         ==========  =========


Net Income Per Common and
   Common Equivalent Share                 $  0.31    $  0.26
                                         ==========  =========

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                              20,432     19,870
                                         ==========  =========



The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                          (Unaudited)
                                           June 30,    March 31,
                 ASSETS                      1996         1996
                                        --------------------------
Current Assets:
       Cash and cash equivalents            $ 19,580    $ 25,778
       Accounts receivable, net               22,729      26,725
       Prepaid and other assets                3,660       5,352
       Deferred tax asset                      4,359       7,436
                                        -------------  -----------
          Total current assets                50,328      65,291
                                        -------------  -----------
Property and Equipment:
       Property and equipment                119,576     110,475
       Accumulated depreciation and
        amortization                         (67,887)    (64,222)
                                        -------------  -----------
          Total property and equipment        51,689      46,253
                                        -------------  -----------
Purchased Intangible Assets                   14,760           -
Other Assets                                   2,174       2,643
                                        -------------  -----------
Total Assets                                $118,951    $114,187
                                        -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                     $  9,292    $ 10,832
       Taxes payable                           1,364         620
       Accrued expenses                       18,818      17,049
       Deferred revenue                        7,548      11,960
                                        -------------  -----------
           Total current liabilities           37,022      40,461
                                        -------------  -----------
Deferred Tax Liability                          3,046       2,504
                                        -------------  -----------
Commitments and Contingencies
Stockholders' Equity:
       Preferred stock; $.01 par value;
          5,000,000 authorized shares;              -           -
          none issud and outstanding
       Common stock; $0.01 par value;
          30,000,000 authorized shares;
          20,532,254 and 20,459,728
          shares issued at June 30, 1996
          and March 31, 1996, respectively        205         205

       Paid-in capital                         35,937      34,079
       Cumulative translation adjustment           10         501
       Retained earnings                      63,267      56,973
       Less common stock in treasury, at
        cost (963,800 shares at June
        30, 1996 and March 31,1996)           (20,536)    (20,536)
                                         -------------  -----------
          Total stockholders' equity           78,883      71,222
                                         -------------  -----------
Total Liabilities and Stockholders'
 Equity                                     $118,951    $114,187
                                         ------------- ------------

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)

                                                 (Unaudited)
                                          Three Months Ended June 30
                                        ---------------------------
                                              1996          1995
                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                             $  6,294      $  5,138

      Adjustments to reconcile net
       income to net cash provided
          by operating activities:
          Depreciation and amortization         3,664         3,895
          Minority interest                      (160)         (179)
          Other                                   278            (7)

      Changes in operating assets and
       liabilities                              4,124           (36)
                                            ----------    ----------
          Net cash provided by
           operating activities                14,200         8,811
                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                     (9,171)       (2,529)
      Proceeds from sale of fixed assets           79           174
      Purchase of minority interest
       in subsidiary (cash consideration)     (11,915)            -
                                            ----------    ----------
          Net cash used in investing
           activities                         (21,007)       (2,355)
                                            ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common
       stock                                      203           385
      Proceeds from issuance of
       subsidiary stock                           459            63
      Common stock repurchases                      -       (10,518)
                                            ----------    ----------
          Net cash used in financing
           activities                             662       (10,070)
                                            ----------    ----------

NET DECREASE IN CASH                           (6,145)       (3,614)
Effect of exchange rate changes on cash           (53)           97
CASH, at end of prior period                   25,778        30,729
                                            ----------    ----------
CASH, at end of current period                 19,580      $ 27,212
                                            ==========    ==========

The accompanying Notes are an integral part of these consolidated financial statements.

CATALINA MARKETING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1.   Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and March 31, 1996 and the results of operations and cash flows for the three-month periods ended June 30, 1996 and 1995.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The first quarter results of the majority owned foreign subsidiaries are included as of, and for the three month periods ended March 31, 1996 and 1995, respectively. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in non-majority owned companies is accounted for on the equity method.

These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.


Note 2.   Net Income Per Common and Common Equivalent Share:

Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method, effected for the two-for-one stock split (see Note 4).

Note 3.   Intangible Assets

On April 10, 1996, the Company purchased from its minority shareholders the remaining 46% of Catalina Marketing U.K., Inc. not owned by it for $11.9 million cash consideration and 41,672 newly issued shares of Company common stock. The Company also chose to replace existing options in the Catalina Marketing U.K., Ltd. stock option plan by issuing approximately 17,600 shares of Company common stock to the Catalina Marketing U.K., Ltd. plan participants. The April 10, 1996 purchase has been accounted for on the purchase method. The intangible assets purchased in the transaction are being amortized on the straight line basis. $1.3 million in goodwill is being amortized over a 40 year life, with the remainder of the intangible assets related to the patent license and retailer relationships amortized over an average 20 year life.

If Catalina Marketing U.K., Inc. had been 100% owned by the Company during the quarter ended June 30, 1995, net income would have been $5.0 million or $0.25 per common and common equivalent share.

Note 4.       Subsequent Event:

Two-for-one Stock Split
- -----------------------

On June 10, 1996 the Company's board of directors declared a two-for-one common stock split to be effected in the form of a stock dividend. The record date for the stock dividend was June 24, 1996, and the payment date was July 15, 1996. The financial statements for the periods ended June 30, 1996 and 1995 and all other information provided herein have been restated to include the effects of the stock split.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Fiscal 1997 Compared to Fiscal 1996

The Company's revenues for the first quarter of fiscal 1997 increased 25%, compared with the same period in fiscal 1996. The increase in revenues is primarily due to a greater distribution of Checkout Coupon(R) incentives. In the U.S., the Catalina Marketing Network/sm/ printed 521 million during the first quarter of fiscal 1997, up 11% compared to the comparable fiscal 1996 period (470 million promotions). The greater distribution of Checkout Coupon promotions is attributable to additional sales of category cycles and the broader reach of the Catalina Marketing Network. In the first quarter of fiscal 1997, foreign consolidated subsidiaries, Catalina Electronic Clearing Services
(CECS) and Health Resource Publishing Company contributed approximately $2.8 million of revenues. CECS continues to experience slower adoption in the market place than expected, greater than anticipated working capital requirements, operational difficulties, and therefore continues to incur operating losses.


In the U.S., the Catalina Marketing Network was in 10,085 Checkout Coupon stores at June 30, 1996, which reach 135 million shoppers each week as compared to 9,049 stores reaching 122 million shoppers each week at June 30, 1995. Outside the U.S., the Catalina Marketing Network was in 622 stores at June 30, 1996, which reach 14 million shoppers each week as compared to 178 stores reaching 5 million shoppers each week at June 30, 1995. The Company installed 319 U.S. Checkout Coupon stores in the first quarter of fiscal 1997 as compared to 45 stores in the comparable fiscal 1996 period. Outside the U.S., the Company installed 64 stores in the first quarter of fiscal 1997 as compared to 10 stores in the comparable fiscal 1996 period.

Direct operating expenses consist of retailer fees, paper, and sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices) and provision for doubtful accounts. Direct operating expenses increased in absolute terms to $13.1 million for the first quarter of fiscal 1997, from $10.9 million in fiscal 1996, decreasing to 34% from 36% of revenues. The percentage decrease is due primarily to economies in paper purchasing.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 1997 increased as a percent of revenues to 29% from 25% for fiscal 1996. In absolute terms, these expenses increased to $11.1 million compared to $7.7 million fiscal 1996. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products.

Depreciation and amortization decreased to $3.7 million for the first quarter of fiscal 1997 from $3.9 million in the comparable fiscal 1996 period. The decrease is due to the increase in fully depreciated store equipment in fiscal 1997.

The provision for income taxes increased to $4.3 million (41% of income before income taxes and minority interest) for the three-month period of fiscal 1997 compared to $3.4 million (40% of income before income taxes and minority interest) for the same period of fiscal 1996. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to offset losses of majority owned foreign subsidiaries against U.S. income.

Liquidity and Capital Resources

The Company's primary capital expenditures are store equipment and third-party store installation costs. These amounts generally range from $5,000 to $13,000 per installed store. During the first three-month periods of fiscal 1997 and 1996, the Company made capital expenditures of $9.2 million and $2.5 million, respectively. The pace of installations vary depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. In the first quarter of fiscal 1997, the Company increased expenditures for data processing equipment and had an increased pace of store installations compared to the comparable prior fiscal period. Catalina Marketing finances capital expenditures from internally generated cash flows. Management believes that expenditures for equipment and research and development will remain $20 to $30 million annually for the foreseeable future.
Additionally, management has been authorized to purchase up to $10 million of Company Common Stock subject to market conditions.

The Company has an unsecured revolving bank credit facility under which it may
borrow up to $30 million.   There have been no borrowings under this credit
facility to date.

In accordance with coupon industry practice, the Company generally pre-bills manufacturers prior to the commencement of the purchased category cycle. The Company recognizes revenue as promotions are printed, and the amounts collected prior to printing are reflected as deferred revenue, which is classified as current liabilities. The Company believes working capital generated by operations is sufficient for its capital requirements, although the Company may choose to utilize debt and lease financing, if available on acceptable terms.


Part II - Other Information



Item 6.        Exhibits and Reports on Form 8-K

     a)        Exhibits

               None.

     b)        Reports on Form 8-K

               Filing dated April 24, 1996 and Amendment 1 dated June 24, 1996, both regarding the purchase by the Company of common shares not already owned by it in Catalina Marketing U.K., Inc., which was previously 54% owned by the Company.

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.



July 22, 1996            CATALINA MARKETING CORPORATION
                         -----------------------------------------
                              (Registrant)




                              /s/ Philip B. Livingston
                             -----------------------------------------
                              Philip B. Livingston
                              Senior Vice President and
                              Chief Financial Officer
                              (Authorized officer of Registrant and principal financial officer)