Form 10-Q/A
period 1996-06-30
CATALINA MARKETING CORP/DE
filed 1996-08-16
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-Q

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

                        CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended
                                              June 30,
                                         ---------------------

                                            1996       1995
                                         ---------    --------

Revenues                                   $38,127    $30,613

Costs and Expenses:
   Direct operating expenses                13,136     10,942
   Selling, general and administrative      11,154      7,661
   Depreciation and amortization             3,664      3,895
                                         ----------  ---------
          Total costs and expenses          27,954     22,498
                                         ----------  ---------

Income From Operations                      10,173      8,115

Other Income, net                              232        209
                                         ----------  ---------

Income Before Income Taxes And
   Minority Interest                        10,405      8,324
   Income Taxes                             (4,271)    (3,365)
Minority Interest                              160        179
                                         ----------  ---------
          Net Income                         6,294    $ 5,138
                                         ==========  =========


Net Income Per Common and
   Common Equivalent Share                 $  0.31    $  0.26
                                         ==========  =========

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                              20,432     19,870
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



August 15,1996           CATALINA MARKETING CORPORATION
                         -----------------------------------------
                              (Registrant)




                              /s/ Philip B. Livingston
                             -----------------------------------------
                              Philip B. Livingston
                              Senior Vice President and
                              Chief Financial Officer
                              (Authorized officer of Registrant and principal financial officer)