Form 10-K
period 1996-03-31
CATALINA MARKETING CORP/DE
filed 1996-09-27
CIK 883977

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER: 1-11008

                        CATALINA MARKETING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0499007
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

        11300 9TH STREET NORTH                        33716-2329
        ST. PETERSBURG, FLORIDA                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 579-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                          REGISTERED
     ----------------------------           ------------------------------
     Common Stock, $.01 Par Value              New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of May 30, 1996, as reported by the New York Stock Exchange, Inc., was $645,205,311. The number of common shares, par value $0.01 per share, outstanding as of May 30, 1996, was 9,779,672.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Catalina Marketing Corporation Definitive Proxy Statement for 1996--Part III

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                      PAGE NO.
                                                                      --------
 PART I
    Item 1  Business................................................      1
    Item 2  Properties..............................................      4
    Item 3  Legal Proceedings.......................................      4
    Item 4  Submission of Matters to a Vote of Security Holders.....      4
 PART II
    Item 5  Market for Registrant's Common Stock and Related
             Stockholder Matters....................................      4
    Item 6  Selected Financial Data.................................      5
    Item 7  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................      5
    Item 8  Consolidated Financial Statements and Supplementary
             Data...................................................      8
    Item 9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................     19
 PART III
    Item 10 Directors and Executive Officers of the Registrant......     19
    Item 11 Executive Compensation..................................     19
    Item 12 Security Ownership of Certain Beneficial Owners and
             Management.............................................     19
    Item 13 Certain Relationships and Related Transactions..........     19
 PART IV
    Item 14 Exhibits, Financial Statement Schedules and Reports on
             Form 8-K...............................................     19

                                    PART I

ITEM 1. BUSINESS

 General

  Catalina Marketing Corporation (Catalina Marketing, or the "Company"), through its Catalina Marketing(R) Network, provides manufacturers of consumer and pharmaceutical products and retailers with a cost-effective method of delivering advertising messages and promotional incentives directly to "targeted" consumers based on their purchasing behavior. The Company helps manufacturers and retailers execute long-term marketing strategies to build consumer loyalty, promote products, and increase brand awareness and sales. The Catalina Marketing Network is also used as a mechanism to capture coupon scan data and electronically clear coupons for participating retailers. The Company's principal operating units are Catalina Marketing Services, Catalina Marketing International, Health Resource Publishing, Catalina Electronic Clearing Services and Catalina Online. There are 577 employees principally in the U.S. as well as the U.K., France and Mexico.

 The Catalina Marketing Network

  Catalina Marketing, founded in 1983, developed a proprietary Electronic Marketing Network designed to utilize the Universal Product Code ("UPC") labeling convention and the widespread use of UPC scanning technology in retail stores. The Company developed a technological capability to make coupon and related promotion delivery more responsive to consumer behavior while maintaining an advantage in terms of cost efficiency relative to alternative methods. The Catalina Marketing Network provides manufacturers and retailers with a high level of consumer targeting precision previously unavailable.

  The Company's primary business is the delivery of promotions at the checkout stand through the Catalina Marketing Network, which links the Company's software, personal computers, central data bases and specially designed thermal printers to point of scan controllers and scanning equipment. The system prints promotion incentives based upon information generated at the point of sale, from the purchased products' UPC. The Company's system evaluates scanner data, matches it with manufacturer or retailer programmed promotions and directs the thermal printer, which is located near the cash register, to print the appropriate promotion or message. Printing occurs throughout the checkout process and the promotions are handed directly to the shopper at the end of the shopping transaction.

  The Company enters into agreements with retail chains to install the Catalina Marketing Network in all or selected stores, either regionally or nationally. Upon installation, the retailer pays a one-time charge for each installation and generally agrees to use the Catalina Marketing Network in its stores for a minimum of five years. The Company pays distribution fees to the retailer based upon the number of manufacturer coupons printed. The equipment installed in each retail store includes a thermal printer at each checkout lane linked by a central personal computer to the retailer's point of scan controller and scanning equipment. One of the Company's two U.S. hub data processing facilities will communicate via modem with the personal computer installed in each store to send new promotional instructions and to retrieve performance data. The Company contracts with manufacturers and retailers to print promotions and receives a fee for each promotion distributed.

  All of the equipment and supplies necessary for operation of the Catalina Marketing Network, including computer hardware, printers and paper, are purchased by the Company from outside sources. The Company currently obtains most or all of its requirements from one supplier for each of these items except paper, for which there are at least two major sources. The Company believes that, as required, alternate sources of supply are available for these items without material interruptions of the Company's business.

  The Catalina Marketing Network's design is flexible and easily upgradable, and can support new applications developed by the Company. The Network is driven by proprietary software. The system's flexibility permits the Network to expand and to evolve as industry or customer requirements change.

  The Company, through its majority owned subsidiaries, provides in-store electronic marketing services for consumers in the United Kingdom, Mexico and France. As of March 31, 1996, the Company's network was in 558 retail stores throughout the United Kingdom, Mexico and France.

  In fiscal 1994, the Company, through a majority owned subsidiary, Catalina Electronic Clearing Services, Inc. ("CECS"), began operating a coupon clearing business. CECS utilizes Catalina Marketing's existing in-store network linked to scanners manufactured by Spectra-Physics Scanning Systems, Inc. and others to electronically clear coupons. As retailers scan and validate coupons, CECS captures the coupon scan data and supplies coupon count and value data to manufacturers for redemption payment. As of March 31, 1996, the CECS program is currently in 105 retail stores in the United States.

  In fiscal 1995, the Company formed Health Resource Publishing Company ("HRP"), to develop a new application of the Company's patented, in-store scanner-based technology. This application includes customized newsletters, targeted to pharmacy customers based on their individual prescription purchases. The laser-printed publication offers medical condition-specific health information and savings on related products. The program was in the test phase during the first half of fiscal 1996. The Health Resource(TM) newsletter, which measures 8 1/2^ by 14^, is triggered by the National Drug Code found on all prescription drugs. When a prescription is processed, a customized newsletter with therapeutically relevant editorials and product advertising is printed at the pharmacy counter and handed to the customer along with the customer's filled prescription. As of March 31, 1996 the HRP newsletter is in 237 stores in the United States.

 Services

  The majority of services executed on the Catalina Marketing Network are linked to the core Checkout Coupon(R) application. These include manufacturers' coupons or other incentives delivered directly to targeted shoppers based on their purchases of competitive products, the same products or complementary products. By specifying exactly which UPCs will trigger the printing of promotions, manufacturers and retailers develop promotions bearing customized messages and target them directly to shoppers they want to reach. The Company offers manufacturers and retailers 13 four-week cycles annually for more than 500 product categories. These product categories are generally based on standard industry classifications of household and consumer products available in supermarkets, such as coffee, baby food and frozen entrees. The purchaser of a particular category is given the exclusive right to have Checkout Coupons printed for that category for each cycle purchased. The Company's policy generally is to offer its manufacturer clients a right of first acceptance, for a limited period of time, to purchase a national category cycle for each year with respect to the identical category cycle which was purchased for the immediately preceding year. Categories are generally purchased nationally, although programs for these contracts can be developed with regional variations in mind. The Company's U.S. Checkout Coupon programs generated more than 91 percent of the Company's revenues in the fiscal year ended March 31, 1996 and 95 percent in each of the fiscal years ended March 31, 1995, and 1994.

  The Company has developed several additional proprietary electronic marketing products and program enhancements for the Catalina Marketing Network that, combined with the Checkout Coupon programs, offer a broad range of products that can satisfy all of the marketing objectives of a consumer goods company and enable the Company's clients to impact every phase of the purchase cycle--before, during and after the purchase. For example, the Checkout Direct(R) program links the Catalina Marketing Network with a retailer's check-cashing or other card-based shopper program allowing marketers to monitor the buying patterns of specific households over time and issue promotions based on those patterns. In addition, the Company actively assists, implements or otherwise encourages retailer support to supplement manufacturer Checkout Coupon programs with "tie-ins," such as newspaper advertising, posters and on-shelf signs.

  The Company's main revenue source is a function of total promotions distributed based on a per-promotion charge, with a minimum category fee determined with reference to the shopper reach of the Catalina Marketing Network, and category unit volume. The minimum category fee is generally payable to the Company prior to the commencement of the purchased cycle. Redemption of Checkout Coupon incentives is similar to that of regular manufacturer coupons. Retailers provide discounts to consumers who present coupons, then send redeemed coupons to clearinghouses and receive reimbursements for the discounts provided, plus handling fees, from the manufacturers.

 Sales and Marketing

  Sales Force. The primary focus of the Company's marketing effort is to attract national consumer product manufacturers to purchase Checkout Coupon category cycles. The Company's own U.S. sales and client service force of 126 people focuses its services on current and prospective customers by working with them to develop and execute customized, targeted marketing programs that fit each brand's strategy and objectives.

  Retailer Marketing. The Company's strategy has been to focus its retail marketing efforts on installing its Network under contracts with the chain retailers which have stores in major markets throughout the United States through the Company's retail sales and service force consisting of 186 persons. The Company encourages retailers to use Network-generated incentives to promote private label brands or high margin departments, and incorporate third-party "tie-ins."

  At March 31, 1996, the Catalina Marketing Network was installed in 9,766 stores in the United States, which reach approximately 127 million shoppers each week. Outside the United States, the Catalina Marketing Network was installed in 558 stores, which reach approximately 12.6 million shoppers each week.

 Research and Development

  The Company's expenditures for research and development are generally for market research, software development, system upgrades and pilot-project execution in order to create, test, and support new applications for the Catalina Marketing Network. The Company believes that new service and application development along with market expansion are vital to maintain the company's continued growth.

 Competition

  The Company competes for manufacturers' advertising and promotional budgets with a wide range of alternative media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Within the coupon industry, the Company competes with various traditional coupon delivery methods that are more widely accepted and less expensive per delivered coupon, including free standing inserts (FSIs), newspapers, direct mail, magazines and in or on-product packaging, as well as other "in-store" marketing companies using a variety of coupon delivery methods. The Company competes for promotional dollars based on the efficiency and efficacy of the Catalina Marketing Network, its ability to accurately and effectively target potential customers, the shopper "reach" of its network and its general ability to influence consumer buying behavior, thereby enabling a manufacturer or retailer to meet its strategic objectives and measure results based on units moved versus number of coupons delivered.

 Employees

  The Company considers its relationship with its employees to be excellent. The Company employed 577 persons (500 in the U.S.) as of March 31, 1996, substantially all of whom were full-time employees, and none of whom was covered by a collective bargaining arrangement. Approximately 38 percent of the Company's employees are located in the St. Petersburg, Florida headquarters.

 Patents, Proprietary Information and Trademarks

  The Company currently holds several United States and foreign patents on certain aspects of the Catalina Marketing Network and its services and has several patent applications pending. The Company believes that its patents provide it with a competitive advantage and plans to defend its proprietary rights vigorously in all appropriate circumstances. While the Company believes that its patent position is important, it also believes that its ability to market its services to retailers and manufacturers, and to develop new products will be the major factor affecting its future performance.

  The Company believes that product recognition is an important competitive factor in the electronic marketing and promotion industry. Accordingly, the Company promotes its service marks and trademarks in connection with its marketing activities and has registered, and is in the process of registering several marks. The Company also regards certain computer software included in the Catalina Marketing Network and each additional service application as proprietary and seeks to protect it with copyrights, trade secret laws and internal non-disclosure agreements and safeguards, as well as by other means. Such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, concepts or ideas.

ITEM 2. PROPERTIES

  The Company's headquarters facility, which includes its principal administrative, marketing, management information systems and product development offices, is located in 44,707 square feet of leased space in St. Petersburg, Florida. The Company leases an additional 20 sales and support offices across the United States, consisting of approximately 79,300 square feet in the aggregate. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  Catalina Marketing is often involved in routine litigation incidental to the normal course of business, including litigation initiated by the Company to protect its intellectual property. In the opinion of management of Catalina Marketing, none of this litigation will have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 A. Market Prices of Stock

  The Company's Common Stock, par value $0.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol POS. The following table sets forth the high and low sales prices as reported by the NYSE for the Common Stock of the Company for the quarters ended as follows:

                                                                  HIGH     LOW
                                                                 ------- -------
       FISCAL 1996:
       March 31, 1996........................................... $80 3/4 $58 5/8
       December 31, 1995........................................ $64 3/8 $49 1/2
       September 30, 1995....................................... $62     $52 3/4
       June 30, 1995............................................ $53 3/4 $42 1/4

       FISCAL 1995:
       March 31, 1995........................................... $55 5/8 $45 1/2
       December 31, 1994........................................ $55 7/8 $49 7/8
       September 30, 1994....................................... $53 3/4 $41 3/4
       June 30, 1994............................................ $48 1/4 $41 1/2

 B. Stockholders

  As of March 31, 1996, there were approximately 445 registered holders of Company Common Stock.

 C. Dividends

  The company has not paid any cash dividends to date, and there are no current plans to pay a cash dividend.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                        FISCAL YEAR ENDED MARCH 31,
                           ----------------------------------------------------
                              1996       1995       1994      1993      1992
                           ---------- ---------- ---------- --------- ---------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues.................  $  134,155 $  113,254 $   91,448 $  71,947 $  51,710
Costs and expenses:
 Direct operating ex-
  penses.................      47,661     41,389     35,383    27,100    24,510
 Selling, general and ad-
  ministrative...........      37,358     28,616     26,093    23,266    13,092
 Depreciation and amorti-
  zation.................      14,328     15,073     11,428     9,266     7,847
                           ---------- ---------- ---------- --------- ---------
Total costs and ex-
 penses..................      99,347     85,078     72,904    59,632    45,449
                           ---------- ---------- ---------- --------- ---------
Income from operations...      34,808     28,176     18,544    12,315     6,261
Net income...............  $   22,028 $   17,229 $   12,670 $   8,229 $   4,760
Net income per common and
 common equivalent
 share...................  $     2.21 $     1.71 $     1.24 $     .81 $     .51
Weighted average common
 and common equivalent
 shares
 outstanding (in thou-
 sands)..................       9,961     10,064     10,194    10,132     9,411

OTHER DATA:
U.S. stores installed at
 end of period...........       9,766      9,004      7,481     5,609     4,328
Capital expenditures.....  $   23,561 $   20,301 $   25,220 $  12,183 $  11,547

BALANCE SHEET DATA:
Cash and cash equiva-
 lents...................  $   25,778 $   30,729 $   26,863 $  25,613 $   6,538
Property and equipment,
 net.....................  $   46,253 $   37,440 $   32,944 $  20,424 $  17,589
Total assets.............  $  114,187 $   96,556 $   82,504 $  60,961 $  44,420
Long-term debt, including
 capital lease obliga-
 tions...................         --         --         --        --  $   2,365
Total stockholders' equi-
 ty......................  $   71,222 $   55,494 $   44,858 $  29,337 $  18,827

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

  The Company provides in-store electronic marketing services. Through its proprietary network, the Company provides consumer products manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. These programs offer manufacturers and retailers 13 four-week cycles each year in which to offer highly targeted product promotions or advertisements directly to consumers. Manufacturers and retailers may utilize the Catalina Marketing Network to create and deliver ads and promotions on an exclusive basis within any one of more than 500 product categories of household and food products. Revenues from the Checkout Coupon program vary directly with the total number of coupons printed, subject to minimum category fees which are set based on the reach of the Catalina Marketing Network and the level of unit sales within each category. The Catalina Marketing Network is also used as a mechanism to capture coupon scan data and electronically clear coupons for participating retailers.

 Results of Operations

  Year Ended March 31, 1996 compared to Year Ended March 31, 1995

  Revenues were $134.2 million in fiscal 1996, up 18.5 percent over revenues of $113.3 million in fiscal 1995. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives resulting from a larger number of shopper transactions scanned by the Catalina Marketing Network as well as increased manufacturer and retailer utilization of the available categories and cycles in the Catalina Marketing Network. In the U.S., the Catalina Marketing Network printed 1.95 billion promotions in fiscal 1996, up 11.8 percent compared to
1.75 billion promotions for fiscal 1995. Foreign consolidated subsidiaries, CECS and HRP contributed approximately $8.6 million and $4.4 million in revenues in fiscal 1996 and 1995, respectively. These business units are relatively new and revenue growth is dependent on the rate of rollout and industry acceptance of the product or service. In the U.S., the Catalina Marketing Network was in 9,766 stores at March 31, 1996, which reach 127 million shoppers each week as compared to 9,004 stores reaching 120 million shoppers each week at March 31, 1995.

  Direct operating expenses include retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network. Direct operating expenses increased to $47.7 million for fiscal 1996 from $41.4 million for fiscal 1995 but decreased as a percent of revenues to 35.5 percent from 36.5 percent, respectively. This percent decrease is due primarily to economies in paper purchasing.

  Selling, general and administrative expenses include personnel-related costs of sales and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses increased to $37.4 million in fiscal 1996 from $28.6 million for fiscal 1995 and increased as a percent of revenues to 27.8 percent from 25.3 percent, respectively. This increase is due primarily to higher costs associated with a larger sales force and administrative expenses of new business ventures and products.

  Depreciation and amortization decreased to $14.3 million for fiscal 1996 from $15.1 million in fiscal 1995. This decrease is due to the increase in fully depreciated store equipment in fiscal 1996.

  The provision for income taxes increased to $14.9 million, 41 percent of income before income taxes and minority interest, for fiscal 1996 compared to $11.3 million, 40.3 percent of income before taxes and minority interest for fiscal 1995. The Company's effective tax rate is higher than the federal statutory tax rate due to state and foreign income taxes and the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes.

  Year Ended March 31, 1995 compared to Year Ended March 31, 1994

  Revenues were $113.3 million in fiscal 1995, up 24 percent over revenues of $91.4 million in fiscal 1994. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives resulting from a larger number of shopper transactions scanned by Catalina Marketing Network. In the U.S., Catalina Marketing Network printed 1.75 billion promotions in fiscal 1995, up 20.1 percent compared to 1.45 billion promotions for fiscal 1994. In the U.S., the Catalina Marketing Network was in 9,004 stores at March 31, 1995, which reach 120 million shoppers each week as compared to 7,481 stores reaching 91 million shoppers each week at March 31, 1994.

  Direct operating expenses increased to $41.4 million for fiscal 1995 from $35.4 million for fiscal 1994 but decreased as a percent of revenues to 36.5 percent from 38.7 percent, respectively. This percent decrease is due primarily to productivity improvements in purchasing and decreased program testing expenses. In the current year direct expense includes a $1.9 million charge associated with the testing of a pharmacy program and in the prior year included a $3.0 million charge associated with the testing of the electronic coupon clearing program.

  Selling, general and administrative expenses increased to $28.6 million for fiscal 1995 from $26.1 million for fiscal 1994 but decreased as a percent of revenues to 25.3 percent from 28.5 percent, respectively. This percent decrease is due primarily to productivity improvements across most Company departments.

  Depreciation and amortization increased to $15.1 million for fiscal 1995 from $11.4 million in fiscal 1994. The higher depreciation and amortization reflect increased levels of capital expenditures primarily associated with store equipment, inflation, upgrades and capitalized third-party installation expenses in the current and prior years.

  Other income and expense includes income from equipment sales and interest. Other income decreased to $247,000 expense in fiscal 1995 from $672,000 income in fiscal 1994. The decrease is due primarily to operating losses from an unconsolidated equity subsidiary (CIR) owned jointly by the Company and Information Resources, Inc. In February 1995, CIR's operations were dissolved.

  The provision for income taxes increased to $11.3 million, 40.3 percent of income before income taxes and minority interest, for fiscal 1995 compared to $7.6 million, 39.7 percent of income before income taxes and minority interest, for fiscal 1994. The Company's effective tax rate is higher than the federal statutory tax rate due to state and foreign income taxes and the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes.

 Quarterly Results

  The following table presents certain unaudited quarterly results for the last eight quarters, reclassified to conform to the March 31, 1996 presentation (dollars in thousands, except per share data):

                                                  THREE MONTHS ENDED
                          --------------------------------------------------------------------------
                          MAR 31,  DEC 31,  SEPT 30,  JUNE 30,  MAR 31,  DEC 31,  SEPT 30,  JUNE 30,
                           1996     1995      1995      1995     1995     1994      1994      1994
                          -------  -------  --------  --------  -------  -------  --------  --------
Revenues................  $36,054  $36,546  $30,942   $30,613   $30,783  $30,272  $24,748   $27,451
Direct operating
 expenses...............   12,544   13,033   11,142    10,942    11,952   10,629    8,731    10,077
Selling, general and
 administrative.........   10,922   10,635    8,140     7,661     9,316    7,805    5,400     6,095
Depreciation and
 amortization...........    3,355    3,496    3,582     3,895     3,943    3,727    3,752     3,651
                          -------  -------  -------   -------   -------  -------  -------   -------
Income from operations..    9,233    9,382    8,078     8,115     5,572    8,111    6,865     7,628
Other income (expense),
 net....................      479      286      435       209      (329)     (52)     211       (77)
Provision for income
 taxes..................   (4,391)  (3,822)  (3,277)   (3,365)   (2,071)  (3,329)  (2,858)   (3,001)
Minority interest.......      282      107       98       179       369       33        6       151
                          -------  -------  -------   -------   -------  -------  -------   -------
Net income..............  $ 5,603  $ 5,953  $ 5,334   $ 5,138   $ 3,541  $ 4,763  $ 4,224   $ 4,701
                          =======  =======  =======   =======   =======  =======  =======   =======
Net income per common
 and common equivalent
 share..................  $   .55  $   .60  $   .54   $   .52   $   .36  $   .47  $   .42   $   .45
                          =======  =======  =======   =======   =======  =======  =======   =======
Weighted average common
 and common equivalent
 shares outstanding.....   10,119    9,920    9,864     9,935     9,960   10,134   10,076    10,457
                          =======  =======  =======   =======   =======  =======  =======   =======
U.S. Checkout Coupon
 Business:
Stores at quarter end:      9,766    9,465    9,197     9,049     9,004    8,737    8,447     7,916
Stores installed during
 quarter:                     301      268      148        45       267      290      531       435
Promotions printed (in
 millions):                   465      549      470       470       469      474      376       429
Weekly shopper reach at
 quarter end (in
 millions):                   127      126      122       122       120      116      110       106

  The Company expects its revenues to fluctuate in accordance with periods of higher promotional activity by manufacturers. The pattern of coupon distribution, however, is irregular and may change from period to period depending on many factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers' promotion planning and implementation. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, tend to influence the Company's revenues and profits.

 Liquidity and Capital Resources

  The Company's primary capital expenditures are store equipment and third-party store installation costs. These amounts generally range from $5,000 to $13,000 per installed store depending on the size of the store. During fiscal 1996 and 1995, the Company made capital expenditures of $23.6 million and $20.3 million, respectively, which includes upgrades of previously installed stores. The increase in the level of capital expenditures for fiscal 1996 resulted primarily from the installation of the Catalina Marketing Network in additional foreign stores and increased expenditures for data processing equipment in fiscal 1996 versus fiscal 1995.

  Catalina Marketing has financed capital expenditures from internally generated cash flow. Management believes that expenditures for equipment and research and development will remain above $20 million annually for the foreseeable future.

  CECS pays retailer chains for coupons cleared in their stores within two weeks of the consumer's purchase. CECS subsequently bills manufacturers based on electronically scanned and validated data. During fiscal 1996, CECS' net accounts receivable from manufacturers increased $6 million.

  In accordance with coupon industry practice, the Company generally pre-bills manufacturers prior to the commencement of the purchased category cycle. The Company recognizes revenue as promotions are printed, and the amounts collected prior to printing are reflected as deferred revenue, which is classified in current liabilities. The Company believes working capital generated by operations is sufficient for its capital requirements, although the Company may choose to utilize debt and lease financing, if available on acceptable terms.

  During 1996, the Company entered into an unsecured revolving bank credit facility under which it may borrow up to $30 million. There have been no borrowings under this credit facility to date.

  During 1996 and 1995, the Company purchased $11 million and $9.5 million of Company Common Stock, respectively. Additionally, management has been authorized to purchase up to $10 million of Company Common Stock, subject to market conditions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        INDEX TO FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
     Report of Independent Certified Public Accountants....................   9
     Consolidated Statements of Income, Years ended March 31,
      1996, 1995 and 1994..................................................  10
     Consolidated Balance Sheets, March 31, 1996 and 1995..................  11
     Consolidated Statements of Stockholders' Equity, Years ended
      March 31, 1996, 1995 and 1994........................................  12
     Consolidated Statements of Cash Flows, Years ended March 31,
      1996, 1995 and 1994..................................................  13
     Notes to the Consolidated Financial Statements........................  14

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Catalina Marketing Corporation:

  We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Tampa, Florida,
April 24, 1996

                         CATALINA MARKETING CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED MARCH 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- --------  -------
Revenues...........................................  $134,155 $113,254  $91,448

Costs and Expenses:
  Direct operating expenses........................    47,661   41,389   35,383
  Selling, general and administrative..............    37,358   28,616   26,093
  Depreciation and amortization....................    14,328   15,073   11,428
                                                     -------- --------  -------
    Total costs and expenses.......................    99,347   85,078   72,904

Income From Operations.............................    34,808   28,176   18,544

Other income (expense), net........................     1,409     (247)     672
                                                     -------- --------  -------
Income Before Income Taxes and Minority Interest...    36,217   27,929   19,216

Income Taxes.......................................    14,855   11,259    7,634

Minority Interest in Losses of Subsidiaries........       666      559    1,088
                                                     -------- --------  -------
  Net Income.......................................  $ 22,028 $ 17,229  $12,670
                                                     ======== ========  =======
Net Income per Common and Common Equivalent Share..  $   2.21 $   1.71  $  1.24
                                                     ======== ========  =======
Weighted Average Common and Common Equivalent
 Shares Outstanding................................     9,961   10,064   10,194
                                                     ======== ========  =======

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             MARCH 31,
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................. $ 25,778  $ 30,729
Accounts receivable, net...............................   26,725    17,281
Inventory..............................................      502       773
Deferred tax asset.....................................    7,436     7,802
Prepaid expenses and other current assets..............    4,850       820
                                                        --------  --------
  Total current assets.................................   65,291    57,405
                                                        --------  --------
Property and Equipment:
Furniture and office equipment.........................   11,108     5,336
Store equipment........................................   99,367    81,993
                                                        --------  --------
                                                         110,475    87,329
Less: accumulated depreciation and amortization........  (64,222)  (49,889)
                                                        --------  --------
  Total property and equipment.........................   46,253    37,440
                                                        --------  --------
Other Assets...........................................    2,643     1,711
  Total Assets......................................... $114,187  $ 96,556
                                                        ========  ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable....................................... $ 10,832  $  6,336
Taxes payable..........................................      620       226
Accrued expenses.......................................   17,049    17,806
Deferred revenue.......................................   11,960    15,557
                                                        --------  --------
  Total current liabilities............................   40,461    39,925
                                                        --------  --------
Deferred Tax Liability.................................    2,504     1,137

Commitments and Contingencies..........................

Stockholders' Equity:
Preferred stock; $.01 par value; 5,000,000 authorized
 shares; none issued and outstanding...................      --        --
Common stock; $.01 par value; 30,000,000 authorized
 shares; 10,229,864 and 10,023,655 shares issued at
 March 31, 1996 and 1995, respectively.................      102       100
Paid-in capital........................................   34,182    29,781
Cumulative translation adjustment......................      501       145
Retained earnings......................................   56,973    34,945
Less common stock in treasury, at cost (481,900 and
 224,000 shares, respectively).........................  (20,536)   (9,477)
                                                        --------  --------
  Total stockholders' equity...........................   71,222    55,494
                                                        --------  --------
  Total Liabilities and Stockholders' Equity........... $114,187  $ 96,556
                                                        ========  ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                          COMMON STOCK                                   TREASURY STOCK
                          -------------          CUMULATIVE           ---------------      TOTAL
                          ISSUED   PAR  PAID-IN  TRANSLATION RETAINED                  STOCKHOLDERS'
                          SHARES  VALUE CAPITAL  ADJUSTMENT  EARNINGS SHARES  AMOUNT      EQUITY
                          ------  ----- -------  ----------- -------- ------ --------  -------------
BALANCE AT MARCH 31,
 1993...................   9,515  $ 95  $24,196     $--      $ 5,046    --   $    --      $29,337
Proceeds from issuance
 of common stock........     386     4    1,660      --          --     --        --        1,664
Amortization of option-
 related compensation...     --    --       141      --          --     --        --          141
Tax benefit from
 exercise of
 non-qualified stock
 options and
 disqualified
 dispositions...........     --    --     3,312      --          --     --        --        3,312
Common stock
 repurchase.............     (47)  --    (2,269)     --          --     --        --       (2,269)
Translation adjustment..     --    --       --         3         --     --        --            3
Net income..............     --    --       --       --       12,670    --        --       12,670
                          ------  ----  -------     ----     -------   ----  --------     -------
BALANCE AT MARCH 31,
 1994...................   9,854  $ 99  $27,040     $  3     $17,716    --   $    --      $44,858
Proceeds from issuance
 of common stock........     170     1    2,024      --          --     --        --        2,025
Amortization of option-
 related compensation...     --    --       142      --          --     --        --          142
Tax benefit from
 exercise of
 non-qualified stock
 options and
 disqualified
 dispositions...........     --    --       575      --          --     --        --          575
Common stock
 repurchase.............     --    --       --       --          --    (224)   (9,477)     (9,477)
Translation adjustment..     --    --       --       142         --     --        --          142
Net income..............     --    --       --       --       17,229    --        --       17,229
                          ------  ----  -------     ----     -------   ----  --------     -------
BALANCE AT MARCH 31,
 1995...................  10,024  $100  $29,781     $145     $34,945   (224) $ (9,477)    $55,494
Proceeds from issuance
 of common stock........     206     2    2,655      --          --     --        --        2,657
Amortization of option-
 related compensation...     --    --       133      --          --     --        --          133
Tax benefit from
 exercise of
 non-qualified stock
 options and
 disqualified
 dispositions...........     --    --     1,613      --          --     --        --        1,613
Common stock
 repurchase.............     --    --       --       --          --    (258)  (11,059)    (11,059)
Translation adjustment..     --    --       --       356         --     --        --          356
Net income..............     --    --       --       --       22,028    --        --       22,028
                          ------  ----  -------     ----     -------   ----  --------     -------
BALANCE AT MARCH 31,
 1996...................  10,230  $102  $34,182     $501     $56,973   (482) $(20,536)    $71,222
                          ======  ====  =======     ====     =======   ====  ========     =======

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                               FOR THE YEAR ENDED MARCH 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Cash Flows from Operating Activities:
Net income...................................  $  22,028  $  17,229  $  12,670
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Minority interest..........................       (666)      (559)    (1,088)
  Loss attributable to joint venture.........        --         950        361
  Depreciation and amortization..............     14,461     15,215     11,569
  Provision for doubtful accounts............      1,307        572        134
  Deferred income tax........................      1,733      2,532     (4,539)
  Gain on sales of equipment.................        (20)      (407)      (523)
Change in operating assets and liabilities:
  Accounts receivable........................    (11,460)    (8,184)    (3,392)
  Inventory, prepaid expenses and other as-
   sets......................................     (3,698)       390        473
  Accounts payable...........................      7,674        891     (1,235)
  Taxes payable..............................        408     (2,320)       915
  Accrued expenses...........................        (33)    (2,908)     4,784
  Deferred revenue...........................     (6,382)     5,644      1,977
                                               ---------  ---------  ---------
    Net cash provided by operating activi-
     ties....................................     25,352     29,045     22,106
                                               ---------  ---------  ---------
Cash Flows From Investing Activities:
Capital expenditures.........................    (23,561)   (20,301)   (25,220)
Proceeds from sale of equipment..............        440      1,253      1,795
Payment for purchase of stock in unconsoli-
 dated equity investment.....................        --        (357)      (658)
                                               ---------  ---------  ---------
    Net cash used in investing activities....    (23,121)   (19,405)   (24,083)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities:
Proceeds from issuance of common and subsidi-
 ary stock...................................      2,990      3,063      2,207
Payments for common stock/warrants...........        --         --      (2,269)
Tax benefit from exercise of non-qualified
 stock options and
 disqualified dispositions ..................      1,613        575      3,312
Purchase of minority interest................       (725)       --         --
Payment for repurchase of company common
 stock.......................................    (11,059)    (9,477)       --
                                               ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities..............................     (7,181)    (5,839)     3,250
                                               ---------  ---------  ---------
Net Change in Cash and Cash Equivalents......     (4,950)     3,801      1,273
Effect of Exchange Rate Changes on Cash......         (1)        65        (23)
Cash and Cash Equivalents, at beginning of
 year........................................     30,729     26,863     25,613
                                               ---------  ---------  ---------
Cash and Cash Equivalents, at end of year....  $  25,778  $  30,729  $  26,863
                                               =========  =========  =========
Supplemental Schedule of Other Transactions:
Cash paid during the year for:
  Income taxes...............................  $  14,906  $  10,331  $   7,895

  The accompanying Notes are an integral part of these consolidated financial statements.

                        CATALINA MARKETING CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following summarizes the significant accounting and financial policies of Catalina Marketing Corporation and Subsidiaries (the "Company") which have been followed in preparing the accompanying consolidated financial statements. Certain prior balances have been reclassified to conform with the current year presentation.

  Description of the Business. The Company provides in-store electronic marketing services. Through its proprietary network, the Company provides consumer products manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. The Company's network is also used as a mechanism to capture coupon scan data and electronically clear coupons for participating retailers. As of March 31, 1996, the Company's network was installed in 9,766 retail stores throughout the United States and 558 retail stores throughout the United Kingdom, Mexico and France.

  Principles of Consolidation and Preparation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

  The accounts of the majority owned foreign subsidiaries are included as of December 31, which is their fiscal year end. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in non-majority owned companies is accounted for on the equity method. Other investments are accounted for on the cost method.

  Fair Value of Financial Instruments. The book value of all financial instruments approximates their fair value.

  Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are held at their market value.

  Allowance for Doubtful Accounts. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 1996 and 1995, the allowance for doubtful accounts was $3,016,000 and $1,910,000, respectively.

  Inventory. Inventory consists of thermal paper used for coupon printing. Inventory is stated at the lower of cost, as determined by the first-in, first-out method, or market.

  Property and Equipment. Store equipment, furniture and office equipment are stated at cost. Depreciation of store equipment, furniture and office equipment is computed using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). Third party installation costs, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related retailer contract. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is recorded as Other Income.

  Foreign Currency Translation. For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries' year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

                        CATALINA MARKETING CORPORATION

  Revenue Recognition and Deferred Revenue. In accordance with coupon industry practice, the Company generally pre-bills manufacturers for purchased category cycles. The purchase of a category cycle gives a manufacturer the exclusive right to have promotions printed for a particular product category during a four-week cycle. The Company recognizes revenues as promotions are printed. Amounts collected prior to printing are reflected as deferred revenue until printing occurs.

  Income Taxes. Provision for income taxes includes federal, state and foreign income taxes currently payable. Deferred income taxes are provided for temporary differences between the recognition of income and expenses for financial reporting purposes and income tax purposes.

  Research and Development. Research and development costs relating to the development and testing of new service applications are expensed as incurred. If a contractual agreement exists to complete a test program that will result in a loss, the loss is recognized in the period it becomes known.

  Net Income Per Common and Common Equivalent Share. Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method.

NOTE 2: SUPPLEMENTAL BALANCE SHEET INFORMATION

  In 1996 and 1995, other assets include approximately $0.7 and $1.2 million, respectively of loans to employees. Accrued expenses include (in thousands):

                                                                  MARCH 31,
                                                               ---------------
                                                                1996    1995
                                                               ------- -------
   Payroll related............................................ $ 7,962 $ 6,759
   Property, sales and use tax................................   2,558   2,603
   Sales commissions..........................................   1,290   1,222
   Network development and upgrade............................     575     607
   Relocation and recruiting..................................     554     689
   Legal......................................................     154     122
   Estimated losses on contracts to complete Health Resource
    pharmacy tests............................................     --    1,980
   Other......................................................   3,956   3,824
                                                               ------- -------
     Total accrued expenses................................... $17,049 $17,806
                                                               ======= =======

NOTE 3: INCOME TAXES

  Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

                        CATALINA MARKETING CORPORATION

  Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

                                                                    MARCH 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
   Payroll related............................................... $2,287 $1,915
   Deferred revenue..............................................  1,302  1,961
   Provision for doubtful accounts...............................  1,176    745
   Network development and upgrade...............................    196    209
   Headquarters relocation.......................................     87    314
   Other.........................................................  2,388  2,658
                                                                  ------ ------
     Deferred tax asset.......................................... $7,436 $7,802
                                                                  ====== ======
   Deferred tax liability--depreciation and amortization......... $2,504 $1,137
                                                                  ====== ======

  The provision for income taxes consisted of the following (in thousands):

                                                               MARCH 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
   Current taxes:
     Federal........................................... $11,516 $ 7,676 $10,363
     State.............................................   1,236   1,038   1,771
     Foreign...........................................     370      13      39
                                                        ------- ------- -------
                                                         13,122   8,727  12,173
                                                        ------- ------- -------
   Deferred taxes:
     Federal...........................................   1,555   2,193  (4,061)
     State.............................................     178     339    (478)
                                                        ------- ------- -------
                                                          1,733   2,532  (4,539)
                                                        ------- ------- -------
     Provision for income taxes........................ $14,855 $11,259 $ 7,634
                                                        ======= ======= =======

  The reconciliation of the provision for income taxes based on the U.S. statutory federal income tax rate to the Company's provision for income taxes is as follows (in thousands):

                                                           MARCH 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     -------  -------  ------
   Federal statutory rate...........................      35%      35%     35%
   Expected federal statutory tax................... $12,909  $ 9,971  $7,106
   State and foreign income taxes, net of federal
    benefit.........................................   1,257      576     888
   Effect of foreign subsidiary losses..............     522      250      98
   Tax free municipal bonds.........................    (332)    (187)   (228)
   Other............................................     499      649    (230)
                                                     -------  -------  ------
     Provision for income taxes..................... $14,855  $11,259  $7,634
                                                     =======  =======  ======

                        CATALINA MARKETING CORPORATION

NOTE 4: CREDIT FACILITY

  On January 15, 1996, the Company entered into an unsecured revolving bank credit facility under which it may borrow up to $30 million, at variable rates calculated with reference to the London Interbank Offering Rate (LIBOR) or the bank prime rate for certain advances. The credit facility expires August 31, 1997. There have been no borrowings under this credit facility to date.

NOTE 5: COMMITMENTS AND CONTINGENCIES

  Rental expense under operating leases was $1,372,000, $1,208,000 and $963,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year (the longest of which expires in September 2003) as of March 31, 1996, are as follows: $1,419,000 in 1997, $1,224,000 in 1998,
$1,031,000 in 1999, $657,000 in 2000, $566,000 in 2001 and $1,431,000
thereafter.

  One manufacturer accounted for a total of approximately 11 percent and 10 percent of the Company's revenues during the years ended March 31, 1995 and 1994, respectively.

NOTE 6: STOCK OPTION AND STOCK GRANT PLANS

  1989 Incentive Stock Option Plan. The 1989 Stock Option Plan (the "1989 Plan") was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 2,250,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 1,817,816 shares have been granted under the 1989 Plan, of which options to purchase 1,004,544 shares were outstanding on March 31, 1996.

  The 1989 Plan provides for grants of Incentive Stock Options ("ISO") to employees (including employee directors). Options granted under the 1989 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally have terms of five to ten years. In 1994, the 1989 Plan was amended to limit the term to six years.

  The exercise price of all ISOs granted under the 1989 Plan must be equal to the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10 percent of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option granted must equal at least 110 percent of the fair market value on the date of grant.

  Other Stock Options. In April 1991 and July 1993, respectively, consultants were granted nonqualified options to purchase up to 5,000 and 10,000 shares of the Company's common stock at an exercise price of $7.00 and $31.00 per share. The options expire ten years from the date of grant, subject to earlier termination upon cessation of the consulting services arrangement. At March 31, 1996, 5,000 of those options had been exercised.

  Aggregate Stock Option Activity. As of March 31, 1996, options to purchase an aggregate of 676,100 shares had been exercised, options to purchase an aggregate 1,014,544 shares were outstanding at a weighted average exercise price of $41.52 per share and 574,356 shares remained available for future grants under the 1989 Plan. Of the options outstanding, options to purchase approximately 308,607 shares were immediately exercisable.

                        CATALINA MARKETING CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
  Stock Option activity for the years ended March 31, 1994, 1995 and 1996 is as follows:

                                                       NUMBER       RANGE OF
                                                      OF SHARES   OPTION PRICES
                                                      ---------  ---------------
     Options outstanding at March 31, 1993........... 1,048,075  $  .10 - $38.50
     Option activity:
       Granted.......................................    82,700   31.00 -  50.38
       Exercised.....................................  (375,844)    .10 -  35.25
       Canceled or expired...........................    (9,082)   3.80 -  35.25
                                                      ---------
     Options outstanding at March 31, 1994...........   745,849    3.80 -  50.38
     Option activity:
       Granted.......................................   375,575   42.88 -  51.75
       Exercised.....................................  (164,150)   3.80 -  41.75
       Canceled or expired...........................   (42,007)   7.00 -  42.88
                                                      ---------
     Options outstanding at March 31, 1995...........   915,267    7.00 -  51.75
     Option activity:
       Granted.......................................   380,316   46.25 -  61.00
       Exercised.....................................  (202,396)   7.00 -  51.00
       Canceled or expired...........................   (78,643)   7.00 -  55.25
                                                      ---------
     Options outstanding at March 31, 1996........... 1,014,544    7.00 -  61.00

  Stock Grant Plan. The Catalina Marketing Corporation 1992 Director Stock Grant Plan ("Grant Plan") provides for grants of common stock to non-employee board members.

  As of March 31, 1996, 7,393 shares have been granted and 43,707 shares remained available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably over each Director's remaining term.

  Employee Payroll Deduction Stock Purchase Plan (the "Purchase Plan"). In July 1994, the Purchase Plan was adopted by the Board of Directors and approved by the stockholders. Pursuant to the Purchase Plan, 150,000 shares of the Company's common stock were reserved for issuance.

  Under the Purchase Plan, employees may purchase Company common stock at 85% of the market price on the first or last day of an offering period. The maximum each employee may purchase in an offering period shall not exceed $12,500 in market value of Company common stock. The Company will typically have two six-month offering periods each year. The Purchase Plan qualifies under Section 423 of the Internal Revenue Code of 1986. As of March 31, 1996 and 1995, 11,232 and 5,426 shares had been purchased, respectively.

NOTE 7: 401(K) SAVINGS PLAN

  On June 1, 1992, the Company adopted a 401(k) Savings Plan (the "401(k) Plan"). The Company is required to match employee contributions to the 401(k) Plan. The match equals 100% of the first 2 percent of compensation the employee contributes plus 25 percent of employee contributions between 2 percent and 4 percent of the compensation. The Company may also make discretionary contributions. The Company's contributions during fiscal 1996 and 1995 were $325,000 and $265,000, respectively.

NOTE 8: SUBSEQUENT EVENTS

  On April 10, 1996 the Company purchased, from its minority shareholders, including several employees of the Company and subsidiaries, 46 percent of Catalina Marketing U.K., Inc. (CMU). As of April 10, 1996, CMU became a wholly owned subsidiary of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by Items 10, 11, 12 and 13 will be contained in Catalina Marketing's definitive Proxy Statement for the Annual Meeting of Stockholders under the captions "Compensation of Directors and Officers During 1996," "Principal Stockholders; Affiliated Transactions" and "Nomination and Election of Directors" and is incorporated herein by this reference. The definitive Proxy Statement will be filed with the Commission prior to June 30, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                           PAGE
                                                                           ----
   (a)1 Financial Statements. The following is a list of all the
         Consolidated Financial Statements included in Item 8 of Part
         II.

        Report of Independent Certified Public Accountants..............     9

        Consolidated Income Statements, Years Ended March 31, 1996, 1995
         and 1994.......................................................    10

        Consolidated Balance Sheets at March 31, 1996 and 1995..........    11

        Consolidated Statements of Stockholders' Equity, Years Ended
         March 31, 1996, 1995 and 1994..................................    12

        Consolidated Statements of Cash Flows, Years Ended March 31,
         1996, 1995 and 1994............................................    13

        Notes to the Consolidated Financial Statements..................    14

   (a)2 Financial Statement Schedules.

        All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

  (a)3Index to Exhibits

 EXHIBIT NO.                       DESCRIPTION OF DOCUMENT
 -----------                       -----------------------
   *3.3      Restated Certificate of Incorporation
   *3.4      Restated Bylaws
 **10.4      Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994.


  *10.12     Form of Director and Officer Indemnification Agreement
 **10.18     Lease Agreement dated as of June 30, 1993 by and between QP One
             Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the
             Company's Annual Report on Form 10-K for the year ended March 31,
             1994.
 **10.18.1   First Amendment dated as of December 20, 1993, to the Lease
             Agreement dated as of June 30, 1993, by and between QP One
             Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the
             Company's Annual Report on Form 10-K for the year ended March 31,
             1994.
 **10.21     1992 Director Stock Grant Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994.
 **10.22     Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.
 **10.23     Credit Agreement dated as of January 15, 1996, by and between the
             Registrant and SunTrust Bank, Tampa Bay, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended December 31, 1995.
   21        List of subsidiaries.
   23        Consent of independent certified public accountants
   27        Financial Data Schedule

- --------
* Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
**  Previously filed as indicated.
(b) Reports on Form 8-K:

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ST. PETERSBURG, STATE OF FLORIDA, ON MAY 16, 1996.

                                        Catalina Marketing Corporation
                                         (Registrant)

                                        By:   /s/ Philip B. Livingston
                                            -----------------------------------
                                                 PHILIP B. LIVINGSTON,
                                            SENIOR VICE PRESIDENT AND CHIEF
                                                   FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                      CAPACITY                DATE

       /s/ Tommy D. Greer             Chairman of the             5/30/96
- ------------------------------------   Board
           TOMMY D. GREER

        /s/ George W. Off             Chief Executive Officer,    5/30/96
- ------------------------------------   President, and Director
           GEORGE W. OFF               (Principal Executive and
                                       Operating Officer)

    /s/ Frederick W. Beinecke         Director                    5/30/96
- ------------------------------------
       FREDERICK W. BEINECKE

    /s/ Stephen I. D'Agostino         Director                    5/30/96
- ------------------------------------
       STEPHEN I. D'AGOSTINO

      /s/ Thomas G. Mendell           Director                    5/30/96
- ------------------------------------
         THOMAS G. MENDELL

        /s/ Helene Monat              Director                    5/30/96
- ------------------------------------

            HELENE MONAT

       /s/ Frank H. Barker            Director                    5/30/96
- ------------------------------------
          FRANK H. BARKER

      /s/ Michael B. Wilson           Director                    5/30/96
- ------------------------------------
         MICHAEL B. WILSON

     /s/ Patrick W. Collins           Director                    5/30/96
- ------------------------------------
         PATRICK W. COLLINS

       /s/ Thomas W. Smith            Director                    5/30/96
- ------------------------------------
          THOMAS W. SMITH

       /s/ Robert A. Busch            Corporate Controller and    5/30/96
- ------------------------------------   Principal Accounting
          ROBERT A. BUSCH              Officer

    /s/ Philip B. Livingston          Senior Vice President and   5/30/96
- ------------------------------------   Chief Financial Officer
        PHILIP B. LIVINGSTON