Form 10-Q
period 1996-09-30
CATALINA MARKETING CORP/DE
filed 1996-11-14
CIK 883977

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From        to
                                               ------    ------

                         Commission File Number 1-11008


                        CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


        Delaware                                       33-0499007
-------------------------------------------------------------------------------
(State of Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)


   11300 9th Street North
   St. Petersburg, Florida                             33716-2329
-------------------------------------    --------------------------------------

                                (813) 579-5000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes       X         No
      ----------      ---------

     At November 12, 1996, Registrant had outstanding 19,731,292 shares of
                                                      ----------

Common Stock.

                        CATALINA MARKETING CORPORATION
                                     INDEX

PART I.  FINANCIAL INFORMATION                                              Page

   Item 1.   Financial Statements

                 Condensed Consolidated Statements of Income
                   for the three month and six month periods ended
                   September 30, 1996 and 1995                                 3

                 Condensed Consolidated Balance Sheets at
                   September 30, 1996 and March 31, 1996                       4

                 Condensed Consolidated Statements of Cash Flow
                   for the six month periods ended
                   September 30, 1996 and 1995                                 5

                 Notes to Condensed Consolidated
                 Financial Statements                                          6

   Item 2.
              Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      8

PART II. OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders             10

   Item 5.    Other Information                                               11

   Item 6.    Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                    12


                        CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                       Three Months Ended        Six Months Ended
                                         September 30,             September 30,
                                       ------------------         ---------------

                                         1996         1995         1996         1995
                                       -------       -------      ------      -------
Revenues                               $41,618       $30,942      $79,745     $61,555
                                       -------       -------      -------     -------
Costs and Expenses:
  Direct operating expenses             14,863        11,142       27,999      22,084
  Selling, general and administrative   11,658         8,140       22,812      15,801
  Depreciation and amortization          4,090         3,582        7,754       7,477
                                       -------       -------      -------     -------
      Total costs and expenses          30,611        22,864        58,565     45,362
                                       -------       -------      -------     -------
Income From Operations                  11,007         8,078       21,180     16,193

Other Income, net                          341           435          573        644
                                       -------       -------      -------     -------
Income Before Income Taxes
 and Minority Interest                  11,348         8,513       21,753      16,837
Income Taxes                            (4,371)       (3,277)      (8,642)     (6,642)
Minority Interest                          212            98          372         277
                                       -------       -------      -------     -------
      Net Income                       $ 7,189       $ 5,334      $13,483     $10,472
                                       =======       =======      =======     =======
Net Income Per Common and
 Common Equivalent Share               $  0.35       $  0.27      $  0.66     $  0.53
                                       =======       =======      =======     =======
Weighted Average Shares Outstanding     20,608        19,728       20,580      19,816
                                       =======       =======      =======     =======

 The accompanying Notes are an integral part of these consolidated financial statements.

                        CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                   (Unaudited)
                                                                   September 30,        March 31
                                                                       1996                1996
                                                                  ------------          ---------
                  ASSETS
Current Assets:
   Cash and cash equivalents                                       $  25,894             $ 25,778
   Accounts receivable, net                                           25,174               26,725
   Prepaid and other assets                                            6,570                5,352
   Deferred tax asset                                                  7,970                7,436
                                                                     -------              -------
       Total current assets                                           65,608               65,291
                                                                     -------              -------
Property and Equipment:
   Property and equipment                                            126,800              110,475
   Accumulated depreciation and amortization                         (71,807)             (64,222)
                                                                      -------              -------
       Total property and equipment                                   54,993               46,253
                                                                     -------              -------
Purchased intangible assets, net                                      14,101                    -
Other assets                                                           1,689                2,643
                                                                     -------              -------
Total Assets                                                        $136,391             $114,187
                                                                    ========             ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                 $  8,725             $ 10,832
   Taxes payable                                                       3,990                  620
   Accrued expenses                                                   17,881               17,049
      Deferred revenue                                                14,518               11,960
                                                                     -------              -------
       Total current liabilities                                      45,114               40,461
                                                                     -------              -------
Deferred tax liability                                                 2,983                2,504
                                                                     -------              -------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock; $.01 par value; 5,000,000
      authorized shares; none issued and outstanding                       -                    -
   Common stock; $0.01 par value; 50,000,000 and
     30,000,000 authorized shares and 20,623,814 and
     20,459,728 shares issued at September 30, 1996 and
     March 31, 1996, respectively                                        206                  205
   Paid-in capital                                                    38,124               34,079
   Cumulative translation adjustment                                     542                  501
   Retained earnings                                                  70,456               36,973
   Less common stock in treasury, at cost (975,300 and
     963,800 shares at September 30, 1996 and March 31,
     1996, respectively)                                             (21,034)             (20,536)
                                                                     -------              -------
       Total stockholders' equity                                     88,294               71,222
                                                                     -------             --------
Total Liabilities and Stockholders' Equity                          $136,391             $114,187
                                                                    ========             ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                        CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (dollars in thousands)
                                  (unaudited)

                                                                       Six Months Ended September 30,
                                                                       ------------------------------
                                                                         1996                  1995
                                                                       --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $13,483                $10,472
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                        7,754                  7,477
    Minority interest                                                     (372)                  (277)
    Other                                                                  673                     24
  Changes in operating assets and liabilities                            5,024                 (4,619)
                                                                       -------                -------
    Net cash provided by operating activities                           26,562                 13,077
                                                                       -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                 (16,408)               (6,303)
  Proceeds from sale of fixed assets                                        79                   170
  Purchase of minority interest in subsidiary                          (11,915)                    -
                                                                       -------                -------
    Net cash used in investing activities                              (28,244)                (6,133)
                                                                       -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 1,697                  1,386
  Proceeds from issuance of subsidiary stock                               459                     78
  Purchase of minority interest                                           (133)                  (314)
  Tax benefit from exercise of non-qualified options                       276                    143
  Common stock repurchases                                                (498)               (10,518)
                                                                       -------                -------
    Net cash provided by (used in) financing activities                  1,801                 (9,225)
                                                                       -------                -------
NET INCREASE (DECREASE) IN CASH                                            119                 (2,281)
Effect of exchange rate changes on cash                                     (3)                   130
CASH, at end of prior period                                            25,778                 30,729
                                                                       -------                -------
CASH, at end of current period                                         $25,894                $28,578
                                                                       =======                =======




  The accompanying Notes are an integral part of these consolidated financial statements.

                        CATALINA MARKETING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and March 31, 1996 and the results of operations for the three month and six month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended September 30, 1996 and 1995.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The second quarter results of the majority owned foreign subsidiaries are included as of and for the three and six month periods ended June 30, 1996 and 1995, respectively. All material intercompany profits, transactions and balances have been eliminated.

These financial statements, including the condensed consolidated balance sheet as of March 31, 1996, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Note 2.  Net Income Per Common and Common Equivalent Share

Net Income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares using the treasury stock method, effected for the two-for-one stock split (see Note 4).

Note 3.  Acquisitions

On April 10, 1996, the Company purchased from its minority shareholders the remaining 46% of Catalina Marketing UK, Inc. not owned by it for $11.9 million cash consideration and 41,672 newly issued shares of Company common stock. Catalina Marketing UK, Inc. owns all of the outstanding stock of Catalina Marketing UK, Ltd., the United Kingdom operating company. The Company also chose to replace existing options in the Catalina Marketing UK, Ltd. stock option plan by issuing 12,845 shares of Company common stock to the Catalina Marketing UK, Ltd. plan participants. The April 10, 1996 purchase has been accounted for on the purchase method. The intangible assets resulting from the transaction, primarily related to patent license and retailer relationships, are being amortized on the straight line basis over a weighted average life of 22 years.

If Catalina Marketing UK, Inc. had been 100% owned by the Company during the quarter ended September 30, 1995, there would have been no effect on net income or net income per common and common equivalent share.

On October 10, 1996, the Company purchased 51% of Pacific Media, K.K. (PMK), a Japanese outdoor media company, for $3.0 million in initial cash consideration. As part of the transaction, the Company contributed its PMK shares, and the selling shareholders contributed their remaining PMK shares, to a newly established Delaware limited liability holding company, Catalina-Pacific Media, L.L.C., which is now owned 51% by a subsidiary of the Company. Terms of the purchase agreement call for the Company to make a series of three annual payments, which are contingent upon the future financial performance of PMK for the calendar years ended 1996, 1997 and 1998, respectively. The joint venture will introduce Checkout Coupon (R) and other electronic marketing programs to Japan through a division to be called Catalina Marketing Japan (CMJ), and is part of the continued international expansion of the Catalina Marketing(R) Network.

Note 4.  Two-for-One Stock Split

On June 10, 1996 the Company's board of directors declared a two-for-one common stock split effected in the form of a stock dividend. The record date for the stock dividend was June 24, 1996, and the payment date was July 15, 1996. The financial statements for the periods ended September 30, 1996 and 1995 and all other information provided herein have been restated to include the effects of the stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1997 COMPARED TO FISCAL 1996

The Company's revenues for the second quarter and first six months of fiscal 1997 increased 35% and 30%, respectively, compared with the same periods in fiscal 1996. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives. In the U.S., the Catalina Marketing Network printed 574 million and 1,095 million promotions during the second quarter and first six months of fiscal 1997, respectively, up 22% and 16% compared to the comparable fiscal 1996 periods (471 and 941 million promotions). The greater distribution of Checkout Coupon promotions is attributable to additional sales of category cycles and the broader reach of the Catalina Marketing Network. In the current quarter and first six months of fiscal 1997, foreign consolidated subsidiaries, Catalina Electronic Clearing Services (CECS) and Health Resource Publishing Company contributed approximately $3.9 million
and $6.7 million of revenues, respectively.   CECS continues to experience
slower adoption in the market place than expected, greater than anticipated working capital requirements, operational difficulties, and therefore continues to incur operating losses.

In the U.S., the Catalina Marketing Network was in 10,470 stores at September 30, 1996, which reach 136 million shoppers each week as compared to 9,197 stores reaching 122 million shoppers each week at September 30, 1995 and 9,766 stores reaching 127 million shoppers each week at March 31, 1996. The Health Resources Network was in 715 pharmacies at September 30, 1996 as compared to 40 pharmacies at September 30, 1995 and 237 pharmacies at March 31, 1996. Outside the U.S., the Catalina Marketing Network was in 690 stores at September 30, 1996, which reach 14 million shoppers each week as compared to 283 stores reaching 7 million shoppers each week at September 30, 1995 and 558 stores reaching 12.6 million shoppers each week at March 31, 1996. The Company installed its Catalina Marketing Network in 704 stores in the U.S. and also installed its Health Resources Network in 478 pharmacies in the first six months of fiscal 1997 as compared to 193 stores and 31 pharmacies in the comparable fiscal 1996 period. Outside the U.S., the Company installed 132 stores in the first six months of fiscal 1997 as compared to 115 stores in the comparable fiscal 1996 period.

Direct operating expenses consist of retailer fees, paper and sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices) and provision for doubtful accounts. Direct operating expenses increased in absolute terms to $14.9 million and $28.0 million for the second quarter and first six months of fiscal 1997, respectively, from $11.1 and $22.0 million in comparable periods of fiscal 1996. Direct operating expenses for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 remained consistently 35% to 36% of revenues.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the second quarter and first six months of fiscal 1997, respectively, increased as a percent of revenues to 28% and 29% from 26% for the comparable periods of fiscal 1996. In absolute terms, these expenses increased to $11.6 million and $22.8 million for the second quarter and first six months of fiscal 1997, respectively from $8.1 and $15.8 million in comparable periods of fiscal 1996. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products.

Depreciation and amortization increased to $4.1 million and $7.8 million for the second quarter and first six months of fiscal 1997 from $3.6 million and $7.5 million for the comparable periods in fiscal 1996. Depreciation increased due to the increase in capital expenditures associated with new business ventures partially offset by an increase in fully depreciated U.S. store equipment in fiscal 1997. Amortization in the second quarter of fiscal 1997 includes approximately $.2 million in amortization of the intangible assets originated when the Company purchased the remaining 46% of its U.K. operation from its minority shareholders.

The provision for income taxes increased to $8.6 million (39.7% of income before income taxes and minority interest) for the six month period of fiscal 1997 compared to $6.6 million (39.5% of income before income taxes and minority interest) for the same period in fiscal 1996. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to offset losses of majority owned foreign subsidiaries against U.S. income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs. These amounts generally range from $5,000 to $13,000 per installed store. During the first six month periods of fiscal 1997 and 1996, the Company made capital expenditures of $16.4 million and $6.3 million, respectively. The pace of installations vary depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first six months of fiscal 1997 the Company increased expenditures for data processing equipment and had a much greater pace of store installations compared to the comparable fiscal 1996 period. On October 10, 1996, the Company purchased 51% of Pacific Media, K.K. (PMK), a Japanese outdoor media company, for $3.0 million in initial cash consideration. Terms of the purchase agreement call for the Company to make a series of three annual payments, which are contingent upon the future financial performance of PMK for the calendar years ended 1996, 1997 and 1998, respectively. Catalina Marketing finances capital expenditures from internally generated cash flows. Management believes that expenditures for equipment and research and development will remain between $25 and $35 million annually for the foreseeable future. Management has been authorized to purchase up to $10 million of Company common stock subject to market conditions. During the second quarter of fiscal 1997, management purchased 11,500 shares of its common stock for $498,000 so that the Company has spent $1.0 million on such purchases since such authorization.

The Company has an unsecured revolving bank credit facility under which it may borrow up to $30 million. There have been no borrowings under this credit facility to date.

In accordance with coupon industry practice, the Company generally pre-bills manufacturers prior to the commencement of the purchased category cycle. The Company recognizes revenue as promotions are printed, and the amounts collected prior to printing are reflected as deferred revenue, which is classified as current liabilities. The Company believes working capital generated by operations is sufficient for its capital requirements, although the Company may choose to utilize debt or lease financing if available on acceptable terms.

                        CATALINA MARKETING CORPORATION

                                    PART II

                               OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 23, 1996. The following members were elected as Class II members of the Company's Board of Directors for the period ending as of the annual meeting of stockholders in 1999:

Fredrick W. Beinecke
Tommy D. Greer
Helene Monat
Thomas W. Smith

The terms of the other directors of the Company continued after the meeting. These directors are: George W. Off, Frank H. Barker, Patrick W. Collins, Stephen
I. D'Agostino, Thomas G. Mendell, and Michael B. Wilson.

With regard to the proposal to approve an amendment to the Company's 1992 Director Stock Grant Plan to provide for the grant of 1,000 shares of Common Stock to each director upon election or reelection to the Board of Directors and an amendment to the 1992 Director Stock Grant Plan permitting deferral of stock grants under the terms of the Company's Deferred Compensation Plan, 8,975,239 votes were cast in Favor, 279,042 were cast Against and there were 36,410 Abstentions.

With regard to the proposal to approve various amendments to the Company's Deferred Compensation Plan, 8,972,370 votes were cast in Favor, 19,020 were cast Against and there were 299,301 Abstentions.

With regard to the proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000 from 30,000,000, 8,966,924 votes were cast in Favor, 307,886 were cast Against and there were 15,881 Abstentions.

With regard to the proposal to ratify and approve the Company's independent public accountants for fiscal 1997, 9,273,396 votes were cast in Favor, 3,740 were cast Against and there were 13,555 Abstentions.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

          99   Review Report of Independent Certified Public Accountants

          15   Acknowledgment Letter

                        CATALINA MARKETING CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.



November 13, 1996                      CATALINA MARKETING CORPORATION
                                       ------------------------------
                                            (Registrant)



                                       /s/ Philip B. Livingston
                                       -------------------------------------
                                       Philip B. Livingston
                                       Senior Vice President and Chief
                                       Financial Officer (Authorized officer
                                       of Registrant and principal financial
                                       officer)