Form 10-Q
period 1996-12-31
CATALINA MARKETING CORP/DE
filed 1997-02-12
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From        to
                                               ------    -------

                         Commission File Number 1-11008


                        CATALINA MARKETING CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                              33-0499007
-------------------------------                          ----------------------
(State of Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)


     11300 9th Street North
     St. Petersburg, Florida                                    33716-2329
     -----------------------                                    ----------
      (Address of principal                                     (Zip Code)
        executive offices)

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
Yes  X    No
   -----    -----

       At February 7, 1997, Registrant had outstanding 19,716,543 shares of Common Stock.

                         CATALINA MARKETING CORPORATION

                                     INDEX


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

            Condensed Consolidated Statements of Income
               for the three month and nine month periods ended
               December 31, 1996 and 1995                                 3

            Condensed Consolidated Balance Sheets at
               December 31, 1996 and March 31, 1996                       4

            Condensed Consolidated Statements of Cash Flow
               for the nine month periods ended
               December 31, 1996 and 1995                                 5

            Notes to Condensed Consolidated
               Financial Statements                                       6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

PART II. OTHER INFORMATION                                                9

SIGNATURES                                                               11

                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                           Three Months Ended     Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    -------------------
                                             1996       1995       1996       1995
                                           -------    -------    --------   --------
Revenues                                   $46,344    $36,546    $126,089   $ 98,101

Costs and Expenses:
      Direct operating expenses             16,055     13,033      44,054     35,117
      Selling, general and
       administrative                       12,195     10,635      35,007     26,436
      Depreciation and amortization          4,448      3,496      12,202     10,973
                                           -------    -------    --------   --------
          Total costs and expenses          32,698     27,164      91,263     72,526
                                           -------    -------    --------   --------

Income From Operations                      13,646      9,382      34,826     25,575

Other Income, net                              273        286         846        930
                                           -------    -------    --------   --------
Income Before Income Taxes and
      Minority Interest                     13,919      9,668      35,672     26,505
Income Taxes                                (5,607)    (3,822)    (14,249)   (10,464)
Minority Interest                                -        107         372        384
                                           -------    -------    --------   --------
      Net Income                           $ 8,312    $ 5,953    $ 21,795   $ 16,425
                                           =======    =======    ========   ========
Net Income Per Common and
 Common Equivalent Share                     $0.40      $0.30       $1.06      $0.83
                                           =======    =======    ========   ========

Weighted Average Shares Outstanding         20,635     19,840      20,615     19,818
                                           =======    =======    ========   ========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                          (Unaudited)
                                          December 31,   March 31,
                 ASSETS                       1996         1996
                                          ------------   ---------
Current Assets:
       Cash and cash equivalents              $ 21,647    $ 25,778
       Accounts receivable, net                 32,397      26,725
       Prepaid and other assets                  9,996       5,352
       Deferred tax asset                        7,389       7,436
                                              --------    --------
          Total current assets                  71,429      65,291
                                              --------    --------
Property and Equipment:
       Property and equipment                  138,265     110,475
       Accumulated depreciation and
        amortization                           (71,334)    (64,222)
                                              --------    --------
          Total property and equipment          66,931      46,253
                                              --------    --------
Purchased intangible assets, net                17,841           -
Other assets                                     4,516       2,643
                                              --------    --------
Total Assets                                  $160,717    $114,187
                                              ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                       $  8,582    $ 10,832
       Accrued expenses                         29,424      17,669
       Deferred revenue                         16,605      11,960
       Short term borrowings                     6,139           -
                                              --------    --------
          Total current liabilities             60,750      40,461
                                              --------    --------
Deferred tax liability                           3,653       2,504
Long term debt                                   1,214           -
                                              --------    --------
Commitments and Contingencies
Stockholders' Equity:
       Preferred stock; $.01 par value;
        5,000,000 authorized shares; none
        issued and outstanding                       -           -
       Common stock; $0.01 par value;
        50,000,000 and 30,000,000
        authorized shares and
        20,718,150 and 20,459,728
        shares issued at December 31,
        1996 and March 31, 1996,
        respectively                               207         205
       Paid-in capital                          39,715      34,079
       Cumulative translation adjustment           593         501
       Retained earnings                        78,768      56,973
       Less common stock in treasury, at
        cost (1,041,968 and 963,800 shares
        at December 31, 1996 and March 31,
        1996, respectively)                    (24,183)    (20,536)
                                              --------    --------
          Total stockholders' equity            95,100      71,222
                                              --------    --------
Total Liabilities and Stockholders' Equity    $160,717    $114,187
                                              ========    ========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                  (unaudited)

                                                  Nine Months Ended
                                                     December 31,
                                               ------------------------
                                                 1996            1995
                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                               $ 21,795        $ 16,425
       Adjustments to reconcile net
        income to net cash provided
          by operating activities:
          Depreciation and amortization          12,202          10,973
          Minority interest                        (372)           (384)
          Other                                   2,409          (2,288)

      Changes in operating assets and
       liabilities                                4,034         (11,013)
                                               --------        --------
          Net cash provided by
           operating activities                  40,068          13,713
                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                 (26,431)        (14,283)
      Purchase of investments, net of
       cash acquired                            (18,028)           (541)
                                               --------        --------
          Net cash used in investing
           activities                           (44,459)        (14,824)
                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common
       stock                                      3,235           1,624
      Proceeds from issuance of
       subsidiary stock                             459             142
      Tax benefit from exercise of
       non-qualified options                        276             206
      Common stock repurchases                   (3,647)        (10,518)
                                               --------        --------
          Net cash provided by (used
           in) financing activities                 323          (8,546)
                                               --------        --------

NET DECREASE IN CASH                             (4,068)         (9,657)
Effect of exchange rate changes on cash             (63)           (210)
CASH, at end of prior period                     25,778          30,729
                                               --------        --------
CASH, at end of current period                 $ 21,647        $ 20,862
                                               ========        ========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996 and March 31, 1996 and the results of operations for the three month and nine month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The third quarter results of the majority owned foreign subsidiaries are included as of and for the three and nine month periods ended September 30, 1996 and 1995. All material intercompany profits, transactions and balances have been eliminated. All other investments are accounted for using the cost method.

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

Note 3.  Acquisitions

On April 10, 1996, the Company purchased from its minority stockholders the remaining 46% of Catalina Marketing UK, Inc. not owned by it for $11.9 million cash consideration and 41,672 newly issued shares of Company common stock. Catalina Marketing UK, Inc. owns all of the outstanding stock of Catalina Marketing UK, Ltd., the United Kingdom operating company. The Company also chose to replace existing options in the Catalina Marketing UK, Ltd. stock option plan by issuing 12,845 shares of Company common stock to the Catalina Marketing UK, Ltd. plan participants. The April 10, 1996 purchase has been accounted for on the purchase method. The intangible assets resulting from the transaction, primarily related to patent license and retailer relationships, are being amortized on the straight line basis over a weighted average life of 22 years.

If Catalina Marketing UK, Inc. had been 100% owned by the Company during the quarter ended December 31, 1995, there would have been no effect on net income or net income per common and common equivalent share.

On October 10, 1996, the Company purchased 51% of Pacific Media, K.K. (PMK), a Japanese outdoor media company, for $3.0 million in initial cash consideration. As part of the transaction, the Company contributed its PMK shares, and the selling stockholders contributed their remaining PMK shares, to a newly established Delaware limited liability holding company, Catalina-Pacific Media, L.L.C., which is now owned 51% by a subsidiary of the Company. Terms of the purchase agreement call for the Company to make a series of three annual payments, which are contingent upon the future financial performance of PMK for the 1996, 1997 and 1998 calendar years, respectively. The joint venture will introduce Checkout Coupon(R) and other electronic marketing programs to Japan through a division to be called Catalina Marketing Japan (CMJ), and is part of the continued international expansion of the Catalina Marketing(R) Network. The balance sheet of Catalina-Pacific Media, L.L.C. as of the purchase date, which includes short term borrowings and long term debt, is included in the Company's condensed consolidated balance sheet as of December 31, 1996. The October 10, 1996 purchase has been accounted for on the purchase method.


Note 4.  Two-for-One Stock Split

On June 10, 1996 the Company's board of directors declared a two-for-one common stock split effected in the form of a stock dividend. The record date for the stock dividend was June 24, 1996, and the payment date was July 15, 1996. The financial statements for the periods ended December 31, 1996 and 1995 and all other information provided herein have been restated to include the effects of the stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1997 COMPARED TO FISCAL 1996

The Company's revenues for the third quarter and first nine months of fiscal 1997 increased 27% and 29%, respectively, compared with the same periods in fiscal 1996. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives. In the U.S., the Catalina Marketing Network printed 634 million and 1,729 million promotions during the third quarter and first nine months of fiscal 1997, respectively, up 15% and 16% compared to the comparable fiscal 1996 periods (549 million and 1,489 million promotions). The greater distribution of Checkout Coupon promotions is attributable to the broader reach of the Catalina Marketing Network and additional sales of category cycles. In the current quarter and first nine months of fiscal 1997, foreign consolidated subsidiaries, Catalina Electronic Clearing Services (CECS) and Health Resource Publishing Company contributed approximately $4.1 million and $10.8 million of revenues, respectively.

In the U.S., the Catalina Marketing Network was in 10,741 stores at December 31, 1996, which reach 141 million shoppers each week as compared to 9,465 stores reaching 126 million shoppers each week at December 31, 1995 and 9,766 stores reaching 127 million shoppers each week at March 31, 1996. The Health Resources Network was in 977 pharmacies at December 31, 1996 as compared to 55 pharmacies at December 31, 1995 and 237 pharmacies at March 31, 1996. Outside the U.S., the Catalina Marketing Network was in 837 stores at December 31, 1996, which reach 18 million shoppers each week as compared to 399 stores reaching 10 million shoppers each week at December 31, 1995 and 558 stores reaching 12.6 million shoppers each week at March 31, 1996. The Company installed its Catalina Marketing Network in 975 stores in the U.S. and also installed its Health Resources Network in 740 pharmacies in the first nine months of fiscal 1997 as compared to 461 stores and 46 pharmacies in the comparable fiscal 1996 period. Outside the U.S., the Company installed 279 stores in the first nine months of fiscal 1997 as compared to 231 stores in the comparable fiscal 1996 period.

Direct operating expenses consist of retailer fees, paper and sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices) and provision for doubtful accounts. Direct operating expenses increased in absolute terms to $16.1 million and $44.1 million for the third quarter and first nine months of fiscal 1997, respectively, from $13.0 million and $35.1 million in comparable periods of fiscal 1996. Direct operating expenses for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 remained consistently 35% to 36% of revenues.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the third quarter of fiscal 1997 decreased as a percent of revenues to 26% from 29% for the comparable period of fiscal 1996, which is principally attributable to the reorganization of one of the Company's subsidiaries during the second quarter of fiscal 1997, as previously disclosed. Selling, general and administrative expenses increased as a percent of revenues to 28% from 27% for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. In absolute terms, these expenses increased to $12.2 million and $35.0 million for the third quarter and first nine months of fiscal 1997, respectively from $10.6 million and $26.4 million in comparable periods of fiscal 1996. The increases relate primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products.

Depreciation and amortization increased to $4.4 million and $12.2 million for the third quarter and first nine months of fiscal 1997 from $3.5 million and $11.0 million for the comparable periods in fiscal 1996. Depreciation increased due to the increase in capital expenditures associated with new business ventures partially offset by a decrease in depreciation expense on US installed store equipment in fiscal 1997. Amortization in the first nine months of fiscal 1997 includes approximately $0.3 million in amortization of intangible assets arising from the purchase in the first quarter of fiscal 1997 by the Company of the remaining 46% of its U.K. operation from its minority stockholders.

The provision for income taxes increased to $14.2 million (40% of income before income taxes and minority interest) for the nine month period of fiscal 1997 compared to $10.5 million (39.5% of income before income taxes and minority interest) for the same period in fiscal 1996. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to offset losses of majority owned foreign subsidiaries against U.S. income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs. These amounts generally range from $5,000 to $13,000 per installed store. During the first nine month periods of fiscal 1997 and 1996, the Company made capital expenditures of $26.5 million and $14.6 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first nine months of fiscal 1997 the Company increased expenditures for data processing equipment and had a much greater pace of store installations compared to the comparable fiscal 1996 period. On October 10, 1996, the Company purchased 51% of Pacific Media, K.K. (PMK), a Japanese outdoor media company, for $3.0 million in initial cash consideration. Terms of the purchase agreement call for the Company to make a series of three annual payments, which are contingent upon the financial performance of PMK for the 1996, 1997 and 1998 calendar years. Catalina Marketing finances capital expenditures from internally generated cash flows. Management believes that expenditures for equipment and research and development will remain between $25 and $35 million annually for the foreseeable future. Management has been authorized to purchase up to $10 million of Company common stock subject to market conditions. During the second and third quarters of fiscal 1997, management purchased 78,168 shares of its common stock for $3.6 million so that the Company has spent $4.2 million on such purchases since such authorization.

The Company has an unsecured revolving bank credit facility under which it may borrow up to $30 million. There have been no borrowings under this credit facility to date.

In accordance with coupon industry practice, the Company generally pre-bills manufacturers prior to the commencement of the purchased category cycle. The Company recognizes revenue as promotions are printed, and the amounts collected prior to printing are reflected as deferred revenue, which is classified as current liabilities. The Company believes working capital generated by operations is sufficient for its capital requirements, although the Company may choose to utilize debt or lease financing, if available, on acceptable terms.


                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

             15   Acknowledgment Letter

             27   Financial Data Schedule

             99   Review Report of Independent Certified Public Accountants





                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.


February 11, 1997             CATALINA MARKETING CORPORATION
                              ------------------------------
                              (Registrant)




                              /s/ Philip B. Livingston
                              --------------------------
                              Philip B. Livingston
                              Senior Vice President and
                              Chief Financial Officer
                              (Authorized officer of Registrant and principal financial officer)