Form 10-K
period 1997-03-31
CATALINA MARKETING CORP/DE
filed 1997-05-23
CIK 883977

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                    ---------

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-11008

                         CATALINA MARKETING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                     33-0499007
     (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

         11300 9TH STREET NORTH
        ST. PETERSBURG, FLORIDA                                33716-2329
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 579-5000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH
                                                          EXCHANGE ON
    TITLE OF EACH CLASS                                 WHICH REGISTERED
    -------------------                                 ----------------
Common Stock, $.01 Par Value                         New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of May 21, 1997, as reported by the New York Stock Exchange, Inc., was $38.00. The number of common shares, par value $0.01 per share, outstanding as of May 21, 1997, was 18,209,340.
                       DOCUMENTS INCORPORATED BY REFERENCE
         Catalina Marketing Corporation Definitive Proxy Statement for 1997--Part III

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                         PAGE NO.
                                                                                         --------
PART I
     Item 1   Business ..................................................................    1
     Item 2   Properties ................................................................    4
     Item 3   Legal Proceedings .........................................................    4
     Item 4   Submission of Matters to a Vote of Security Holders .......................    4

PART II
     Item 5   Market for Registrant's Common Stock and Related Stockholder Matters ......    4
     Item 6   Selected Financial Data ...................................................    5
     Item 7   Management's Discussion and Analysis of Financial Condition and Results of
              Operations ................................................................    5
     Item 8   Consolidated Financial Statements and Supplementary Data ..................    9
     Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure ................................................................   24

PART III
     Item 10  Directors and Executive Officers of the Registrant ........................   24
     Item 11  Executive Compensation ....................................................   24
     Item 12  Security Ownership of Certain Beneficial Owners and Management ............   24
     Item 13  Certain Relationships and Related Transactions ............................   24

PART IV
     Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   24

                                     PART I

ITEM 1. BUSINESS

    General

         Catalina Marketing Corporation and subsidiaries (Catalina Marketing, or the "Company"), through its Catalina Marketing(R) Network, provides manufacturers of consumer and pharmaceutical products and retailers with a cost-effective method of delivering advertising messages and promotional incentives directly to "targeted" consumers based on their purchasing behavior. The Company helps manufacturers and retailers execute long-term marketing strategies to build consumer loyalty, promote products, and increase brand awareness and sales. The Company's principal operating units are Catalina Marketing Services, Catalina Marketing International, Health Resource Publishing Company, and Supermarkets Online. Additionally, in October 1996, the Company purchased a 51% interest in a Japanese outdoor media company as part of the planned commencement of electronic marketing services on a joint venture basis in Japan. Catalina Marketing has 767 employees principally in the U.S. as well as in the United Kingdom, France, Mexico and Japan.

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

         The Company enters into agreements with retail chains to install the Catalina Marketing Network in all or selected stores, either regionally or nationally. Upon installation, the retailer pays a one-time charge for each installation and generally agrees to use the Catalina Marketing Network in its stores for a minimum of five years. The Company pays distribution fees to the retailer based upon the number of manufacturer promotions printed. The equipment installed in each retail store includes a thermal printer at each checkout lane linked by a central personal computer to the retailer's point of scan controller and scanning equipment. One of the Company's two U.S. hub data processing facilities communicates via modem with the personal computer installed in each store to send new promotional instructions and to retrieve performance data. The Company contracts with manufacturers and retailers to print promotions and receives a fee for each promotion distributed.

         All of the equipment and supplies necessary for operation of the Catalina Marketing Network, including computer hardware, printers and paper, are purchased by the Company from outside sources. The Company currently obtains most or all of its requirements from two suppliers for each of these items, except printers, for which there is one primary supplier. The Company believes that, as required, alternate sources of supply are available for these items without material interruptions of the Company's business.

         The Catalina Marketing Network's design is flexible and easily upgradable, and can support new applications developed by the Company. The Network is driven by proprietary software. The system's flexibility permits the Network to expand and to evolve as industry or customer requirements change.

         The Company, through its majority owned subsidiaries, provides in-store electronic marketing services for consumers in the United Kingdom, Mexico, France and Japan. As of March 31, 1997, the Company's network was in 941 retail stores throughout the United Kingdom, Mexico and France. A test pilot program in Japan is expected to commence in fiscal 1998.

         Beginning in fiscal 1994 through March 31, 1997, the Company, through a majority owned subsidiary, Catalina Electronic Clearing Services, Inc. ("CECS"), operated a coupon clearing business. CECS utilized Catalina Marketing's existing in-store network linked to scanners manufactured by Spectra-Physics Scanning Systems, Inc. and others to electronically clear coupons. As of March 31, 1997, CECS ceased offering electronic coupon clearing services due to operational challenges and less than anticipated market demand.

         In fiscal 1995, the Company formed Health Resource Publishing Company ("HRP") to develop a new application of the Company's patented, in-store scanner-based technology. This application includes customized newsletters targeted to pharmacy customers based on their individual prescription purchases. The laser-printed publication offers medical condition-specific health information and savings on related products. The Health Resource Publishing Company newsletter is triggered by the National Drug Code found on all prescription drugs. When a prescription is processed, a customized newsletter with therapeutically relevant editorials and product advertising is printed at the pharmacy counter on a standard laser printer and handed to the customer along with the customer's filled prescription. As of March 31, 1997, the HRP system is in 1,195 stores in the United States.

    Services

         The majority of services executed on the Catalina Marketing Network are linked to the core Checkout Coupon(R) application. These include manufacturers' coupons or other incentives delivered directly to targeted shoppers based on their purchases of competitive products, the same products or complimentary products. By specifying exactly which UPCs will trigger the printing of promotions, manufacturers and retailers develop promotions bearing customized messages and target them directly to shoppers they want to reach. The Company offers manufacturers and retailers 13 four-week cycles annually for more than 500 product categories. These product categories are generally based on standard industry classifications of household and consumer products available in supermarkets, such as coffee, baby food and frozen entrees. The purchaser of a particular category is given the exclusive right to have Checkout Coupons printed for that category for each cycle purchased. The Company's policy generally is to offer its manufacturer clients a right of first acceptance, for a limited period of time, to purchase a national category cycle for each year with respect to the identical category cycle which was purchased for the immediately preceding year. The Company's U.S. Checkout Coupon programs generated approximately 87 percent of the Company's revenues in fiscal 1997, 91 percent in fiscal 1996, and 95 percent in fiscal 1995.

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

         The Company's main revenue source is a function of total promotions distributed based on a per-promotion charge, with a minimum category fee determined with reference to the shopper reach of the Catalina Marketing Network, and category unit volume. The minimum category fee is generally payable to the Company prior to the commencement of the purchased cycle. The redemption process of Checkout Coupon incentives is similar to that of regular manufacturer coupons. Retailers provide discounts to consumers who present coupons, then send redeemed coupons to clearinghouses and receive reimbursements for the discounts provided, plus handling fees, from the manufacturers.

    Sales and Marketing

         Sales Force. The primary focus of the Company's marketing effort is to attract national consumer product manufacturers to purchase category cycles. The Company's sales and client service force focuses its services on current and prospective customers by working with them to develop and execute customized, targeted marketing programs that fit each brand's strategy and objectives.

         Retailer Marketing. The Company's strategy has been to focus its retail marketing efforts on installing its Network under contracts with the chain retailers which have stores in major markets through the Company's retail sales and service force. The Company encourages retailers to use Network-generated incentives to promote private label brands or high margin departments, and incorporate third-party "tie-ins."

         At March 31, 1997, the Catalina Marketing Network was installed in 10,745 U.S. Checkout Coupon stores, which reach approximately 144 million shoppers each week. Outside the United States, the Catalina Marketing Network was installed in 941 stores, which reach approximately 18 million shoppers each week.

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

    Employees

         The Company employed 767 persons (634 in the U.S.) as of March 31, 1997, substantially all of whom were full-time employees, and none of whom were covered by a collective bargaining arrangement. Approximately 29 percent of the Company's employees are located in the St. Petersburg, Florida headquarters.

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

ITEM 2. PROPERTIES

         The Company's headquarters facility, which includes its principal administrative, marketing, management information systems and product development offices, is located in 65,207 square feet of leased space in St. Petersburg, Florida. The Company leases an additional 18 sales and support offices across the United States, consisting of approximately 101,500 square feet in the aggregate and 4 offices for its foreign operations. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Catalina Marketing is involved in routine litigation incidental to the normal course of business, including litigation initiated by the Company to protect its intellectual property. In the opinion of management of Catalina Marketing, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    A. Market Prices of Stock

         The Company's Common Stock, par value $0.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol POS. The following table sets forth the high and low closing prices as reported by the NYSE for the Common Stock of the Company for the quarters ended as follows:

                                                      HIGH       LOW
                                                     ------     -----
                  FISCAL 1997
                  March 31, 1997 ...............    $59 3/8    $39
                  December 31, 1996 ............    $55 1/8    $46
                  September 30, 1996 ...........    $53 7/8    $42 1/8
                  June 30, 1996 ................    $45 3/4    $36 3/16

                  FISCAL 1996:
                  March 31, 1996 ...............    $40 3/8    $29 5/16
                  December 31, 1995 ............    $32 3/16   $24 3/4
                  September 30, 1995 ...........    $31        $26 3/8
                  June 30, 1995 ................    $26 7/8    $21 1/8


    B. Stockholders

         As of March 31, 1997, there were approximately 619 registered holders of Company common stock.

    C. Dividends

         The Company has not paid any cash dividends to date, and there are no current plans to pay a cash dividend.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   FISCAL YEAR ENDED MARCH 31,
                                                                   ---------------------------
                                                         1997       1996       1995       1994       1993
                                                         ----       ----       ----       ----       ----
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues ...........................................   $172,143   $134,155   $113,254   $ 91,448   $ 71,947
Costs and expenses:
    Direct operating expenses ......................     62,482     47,661     41,389     35,383     27,100
    Selling, general and administrative ............     48,379     37,358     28,616     26,093     23,266
    Depreciation and amortization ..................     17,939     14,328     15,073     11,428      9,266
                                                       --------   --------   --------   --------   --------
Total costs and expenses ...........................    128,800     99,347     85,078     72,904     59,632
                                                       --------   --------   --------   --------   --------
Income from operations .............................     43,343     34,808     28,176     18,544     12,315
Net income .........................................   $ 27,241   $ 22,028   $ 17,229   $ 12,670   $  8,229
Net income per common and common equivalent share ..   $   1.33   $   1.11   $   0.86   $   0.62   $   0.41
Weighted average common and common equivalent
  shares outstanding (in thousands) ................     20,491     19,922     20,128     20,388     20,264

OTHER DATA:
U.S. Checkout Coupon  stores installed at end of
  period ...........................................     10,745      9,766      9,004      7,481      5,609
International Checkout Coupon  stores installed at
  end of period ....................................        941        558        168        137         --
Capital expenditures ...............................   $ 34,687   $ 23,561   $ 20,301   $ 25,220   $ 12,183

BALANCE SHEET DATA:
Cash and cash equivalents ..........................   $ 13,698   $ 25,778   $ 30,729   $ 26,863   $ 25,613
Property and equipment, net ........................   $ 69,578   $ 46,253   $ 37,440   $ 32,944   $ 20,424
Total assets .......................................   $154,696   $114,187   $ 96,556   $ 82,504   $ 60,961
Long term debt .....................................   $    869         --         --         --         --
Total stockholders' equity .........................   $ 96,938   $ 71,222   $ 55,494   $ 44,858   $ 29,337


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements in the following paragraphs may be forward looking, and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, the success and timing of growth of the Company's international and other ventures outside its core business, actual promotional activities and programs with the Company's customers, the pace of installation of the Company's Network, the timing and success of the introduction of new product and program offerings by the Company, and the Company's ability to maintain favorable client relationships with packaged goods manufacturers and retailers.

Overview

         The Company provides in-store electronic marketing services. Through its proprietary network, the Company provides manufacturers of consumer and pharmaceutical products and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. These programs offer manufacturers and retailers 13 four-week cycles each year in which to offer highly targeted product promotions or advertisements directly to consumers. Manufacturers and retailers may utilize the Catalina Marketing Network to create and deliver ads and promotions on an exclusive basis within any one of more than 500 product categories. Revenues from the Checkout Coupon program vary directly with the total number of coupons printed, subject to minimum category fees which are set based on the reach of the Catalina Marketing Network and the level of unit sales within each category. Additionally, in October 1996, the Company purchased a

51% interest in a Japanese outdoor media company as part of the planned commencement of electronic marketing services on a joint venture basis in Japan.

    Results of Operations

       Year Ended March 31, 1997 compared to Year Ended March 31, 1996

         Revenues were $172.1 million in fiscal 1997, up 28 percent over revenues of $134.2 million in fiscal 1996. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives worldwide. In the U.S., the Catalina Marketing Network printed 2.31 billion promotions during fiscal 1997, up 18 percent compared to fiscal 1996 (1.95 billion promotions). Catalina Marketing Services contributed approximately $153.8 million of revenues in fiscal 1997, up 22.4 percent over revenues of $125.6 million in fiscal 1996. The greater distribution of Checkout Coupon promotions is attributable to the broader reach of the Catalina Marketing Network and additional sales of category cycles. In the U.S., the Catalina Marketing Network was in 10,745 stores at March 31, 1997, which reach 144 million shoppers each week, as compared to 9,766 stores reaching 127 million shoppers each week at March 31, 1996.

         Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan (purchased in October 1996). Direct operating expenses increased in absolute terms to $62.5 million in fiscal 1997 from $47.7 million in fiscal 1996. Direct operating expenses in fiscal 1997 as a percentage of revenues increased to 36.3 percent from 35.5 percent in fiscal 1996. This increase in fiscal 1997 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Japan, expansion of the HRP operating unit and costs associated with the discontinuance of CECS' operations.

         Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses in fiscal 1997 were $48.4 million, compared to approximately $37.4 million for fiscal 1996, an increase of
29.5 percent or $11 million. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses increased 0.3 percent in fiscal 1997, to 28.1 percent from 27.8 percent for the comparable period of fiscal 1996.

         Depreciation and amortization increased to $17.9 million for fiscal 1997 from $14.3 million for fiscal 1996. Depreciation increased due to the increase in capital expenditures associated with new business ventures and was partially offset by a decrease in depreciation expense on U.S. installed store equipment. Amortization in fiscal 1997 includes approximately $0.5 million in amortization of intangible assets arising from the purchase in the first quarter of fiscal 1997 by the Company of the remaining 46 percent of its U.K. operation from its minority stockholders.

         The provision for income taxes increased to $17.9 million, 40% of income before income taxes and minority interest, for fiscal 1997 compared to $14.9 million, 41% of income before income taxes and minority interest, for the same period in fiscal 1996. The Company's effective tax rate is higher than the federal statutory tax rate due to state and foreign income taxes and the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes.


         Year Ended March 31, 1996 compared to Year Ended March 31, 1995

         Revenues were $134.2 million in fiscal 1996, up 18.5 percent over revenues of $113.3 million in fiscal 1995. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives resulting from a larger number of shopper transactions scanned by the Catalina Marketing Network as well as increased manufacturer and retailer utilization of the available categories and cycles in the Catalina Marketing Network. In the U.S., the Catalina Marketing Network printed 1.95 billion promotions in fiscal 1996, up 11.8 percent compared to 1.75 billion promotions for fiscal 1995. Catalina Marketing Services contributed approximately $125.6 million of revenues in fiscal 1996, up 15.3 percent over revenues of $108.9 million in fiscal 1995. In the U.S., the Catalina Marketing Network was in 9,766 stores at March 31, 1996, which reach 127 million shoppers each week, as compared to 9,004 stores reaching 120 million shoppers each week at March 31, 1995.

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

         The provision for income taxes increased to $14.9 million, 41 percent of income before income taxes and minority interest, for fiscal 1996 compared to $11.3 million, 40.3 percent of income before income taxes and minority interest for fiscal 1995. The Company's effective tax rate is higher than the federal statutory tax rate due to state and foreign income taxes and the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes.

    Quarterly Results

         The following table presents certain unaudited quarterly results for the last eight quarters (dollars in thousands, except per share data):

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                           MAR 31,   DEC 31,    SEPT 30,   JUNE 30,    MAR 31,     DEC 31,    SEPT 30,    JUNE 30,
                                            1997       1996       1996       1996       1996        1995        1995        1995
                                          --------   --------   --------   --------   --------    --------    --------    --------
Revenues ..............................   $ 46,054   $ 46,344   $ 41,618   $ 38,127   $ 36,054    $ 36,546    $ 30,942    $ 30,613
Direct operating expenses .............     18,428     16,055     14,863     13,136     12,544      13,033      11,142      10,942
Selling, general and administrative ...     13,372     12,195     11,658     11,154     10,922      10,635       8,140       7,661
Depreciation and amortization .........      5,737      4,448      4,090      3,664      3,355       3,496       3,582       3,895
                                          --------   --------   --------   --------   --------    --------    --------    --------
Income from operations ................      8,517     13,646     11,007     10,173      9,233       9,382       8,078       8,115
Other income, net .....................        378        273        341        232        479         286         435         209
Income taxes ..........................     (3,631)    (5,607)    (4,371)    (4,271)    (4,391)     (3,822)     (3,277)     (3,365)
Minority interest in losses of
  subsidiaries ........................        182         --        212        160        282         107          98         179
                                          --------   --------   --------   --------   --------    --------    --------    --------
Net income ............................   $  5,446   $  8,312   $  7,189   $  6,294   $  5,603    $  5,953    $  5,334    $  5,138
                                          ========   ========   ========   ========   ========    ========    ========    ========
Net income per common and common ......   $    .27   $    .40   $    .35   $    .31   $    .28    $    .30    $    .27    $    .26
                                          ========   ========   ========   ========   ========    ========    ========    ========
equivalent share
Weighted average common and common
  equivalent shares outstanding .......     20,539     20,635     20,608     20,432     20,238      19,840      19,728      19,870
                                          ========   ========   ========   ========   ========    ========    ========    ========
U.S. Checkout Coupon Business:
Stores at quarter end: ................     10,745     10,741     10,470     10,085      9,766       9,465       9,197       9,049
Net stores installed during quarter: ..          4        271        385        319        301         268         148          45
Promotions printed (in millions): .....        581        634        574        521        465         549         470         470
Weekly shopper reach at quarter end (in
  millions): ..........................        144        141        136        135        127         126         122         122


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

    Liquidity and Capital Resources

         The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment in the Company's hub data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During fiscal 1997 and 1996, the Company made capital expenditures of $34.7 million and $23.6 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During fiscal 1997, the Company increased expenditures for data processing equipment, spending approximately $5.7 million, and had a faster pace of store installations compared to fiscal 1996. Catalina Marketing finances capital expenditures from internally generated cash flows. Management believes that expenditures for equipment and research and development will remain between $25 and $35 million annually for the foreseeable future.

         In fiscal 1997, the Company invested approximately $13.7 million for the purchase of the remaining interest in its United Kingdom subsidiary, utilizing both available cash and Company common stock. Additionally, on October 10, 1996, the Company purchased 51% of Pacific Media, K.K. (PMK), a Japanese outdoor media company, for $3.0 million in initial cash consideration. Terms of the purchase agreement call for the Company to make a series of three annual payments, which are contingent upon the financial performance of PMK for the 1996, 1997 and 1998 calendar years. The first annual payment, to be made in May 1997, will be approximately $2 million.

         During fiscal 1997 and 1996, management purchased $9.5 million and $11 million of Company common stock, respectively. As of March 31, 1997, management received board approval to purchase an additional $40 million of Company common stock subject to market conditions. As of April 22, 1997, the Company had completed the $40 million share repurchase program having purchased 1.4 million shares of Company common stock at a weighted average price of $28.50 per share. The Company expects share repurchases to be an ongoing and regular part of its financial strategy.

         As of March 31, 1997, the Company had an unsecured revolving bank credit facility under which it may borrow up to $30 million, and under which there were no borrowings outstanding. On April 14, 1997, the Company renegotiated this credit facility increasing its borrowing limit to $40 million. This renegotiated facility expires on August 31, 1998 and provides for interest at variable rates calculated with reference to the London Interbank Offering Rate (LIBOR) or the bank prime rate for certain advances. In April 1997, the Company borrowed approximately $19 million against this credit facility in connection with the completion of the $40 million common stock repurchase program referenced above.

         On May 8, 1997, the Company announced that it has adopted a Stockholder Protection Plan. To implement this plan, the Company has declared a dividend of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights will be exercisable for fractions of a share of the Company's Series X Junior Participating Preferred Stock only if a person or group acquires 15% or more of the Company's common stock or announces or commences a tender offer for 15% or more of the common stock, except for certain instances defined in the Stockholder Protection Plan.

         In accordance with coupon industry practice, the Company generally pre-bills manufacturers prior to the commencement of the purchased category cycle. The Company recognizes revenue as promotions are printed, and the amounts collected prior to printing are reflected as deferred revenue, which is classified as a current liability. The Company believes working capital generated by operations is sufficient to repay short term borrowings and for its capital requirements, although the Company may choose to utilize additional debt or lease financing, if available, on acceptable terms.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
         Report of Independent Certified Public Accountants   . . . . . . .   10
         Consolidated Income Statements,  Years ended March 31,
            1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .   11
         Consolidated Balance Sheets at March 31, 1997 and 1996   . . . . .   12
         Consolidated Statements of Stockholders' Equity, Years ended
            March 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . .   13
         Consolidated Statements of Cash Flows, Years ended March 31,
            1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .   14
         Notes to the Consolidated Financial Statements   . . . . . . . . .   15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Catalina Marketing Corporation:

     We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


                                                          ARTHUR ANDERSEN LLP

Tampa, Florida,
April 18, 1997

                         CATALINA MARKETING CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED MARCH 31,
                                                                      ----------------------
                                                                    1997         1996          1995
                                                                    ----         ----          ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $172,143     $134,155      $113,254

Costs and Expenses:
     Direct operating expenses  . . . . . . . . . . . . . . .        62,482       47,661       41,389
     Selling, general and administrative  . . . . . . . . . .        48,379       37,358       28,616
     Depreciation and amortization  . . . . . . . . . . . . .        17,939       14,328       15,073
                                                                   --------     --------      -------
         Total costs and expenses   . . . . . . . . . . . . .       128,800       99,347       85,078
                                                                   --------     --------      -------

Income From Operations  . . . . . . . . . . . . . . . . . . .        43,343       34,808       28,176

Other Income (Expense), net . . . . . . . . . . . . . . . . .         1,224        1,409         (247)
                                                                   --------     --------      -------
Income Before Income Taxes and Minority Interest  . . . . . .        44,567       36,217       27,929

Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . .        17,880       14,855       11,259
Minority Interest in Losses of Subsidiaries . . . . . . . . .           554          666          559
                                                                   --------     --------      -------
     Net Income . . . . . . . . . . . . . . . . . . . . . . .      $ 27,241     $ 22,028      $17,229
                                                                   ========     ========      =======

Net Income per Common and Common Equivalent Share . . . . . .      $   1.33     $   1.11      $  0.86
                                                                   ========     ========      =======


Weighted Average Common and Common Equivalent Shares
  Outstanding   . . . . . . . . . . . . . . . . . . . . . . .        20,491       19,922        20,128
                                                                   ========     ========      ========





 The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            MARCH 31,
                                                                                           -----------
                                                                                      1997             1996
                                                                                      ----             ----
                                     ASSETS

Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $   13,698       $   25,778
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . .            28,367           26,725
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               935              502
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,467            7,436
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .            11,282            4,850
                                                                                     ----------       ----------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .            61,749           65,291
                                                                                     ----------       ----------

Property and Equipment:
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,913              792
Billboards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,107               --
Furniture and office equipment  . . . . . . . . . . . . . . . . . . . . . . .            19,597           10,316
Store equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           112,546           99,367
                                                                                     ----------       ----------
                                                                                        142,163          110,475
Less: accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . .           (72,585)         (64,222)
                                                                                     ----------       ----------
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . .            69,578           46,253
Purchased intangible assets, net  . . . . . . . . . . . . . . . . . . . . . .            18,805               --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,564            2,643
                                                                                     ----------       ----------
     Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  154,696       $  114,187
                                                                                     ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   12,674       $   10,832
Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               928              620
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,433           17,049
Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,611           11,960
Short term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,820               --
                                                                                     ----------       ----------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .            53,466           40,461
                                                                                     ----------       ----------
Deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,423            2,504
Long term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                            869               --

Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . .

Stockholders' Equity:
Preferred stock; $.01 par value; 5,000,000 authorized shares; none issued and
  outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --               --
Common stock; $.01 par value; 50,000,000 and 30,000,000 authorized shares, and
  20,778,557 and 20,459,728 shares issued at March 31, 1997 and 1996,                       208              205
  respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,770           34,079
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .               749              501
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            84,214           56,973
Less common stock in treasury, at cost (1,172,408 and 963,800 shares,
  respectively)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (30,003)         (20,536)
                                                                                     ----------       ----------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .            96,938           71,222
                                                                                     ----------       ----------
     Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . .        $  154,696       $  114,187
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

                         CATALINA MARKETING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK
                                    --------------           CUMULATIVE                 TREASURY STOCK        TOTAL
                                    ISSUED   PAR   PAID-IN   TRANSLATION  RETAINED     -----------------   STOCKHOLDERS'
                                    SHARES  VALUE  CAPITAL   ADJUSTMENT   EARNINGS     SHARES    AMOUNT       EQUITY
                                    ------  ------ --------  ----------   --------     ------   ---------  -----------
BALANCE AT MARCH 31, 1994 . . . .   19,708  $ 197  $ 26,942     $  3      $ 17,716         --   $      --     $ 44,858
Proceeds from issuance of common
  stock . . . . . . . . . . . . .      340      3     2,022       --            --         --          --        2,025
Amortization of option-related
  compensation  . . . . . . . . .       --    --        142       --            --         --          --          142
Tax benefit from exercise of
  non-qualified stock options and
  disqualified dispositions . . .       --    --        575       --            --         --          --          575
Common stock repurchase . . . . .       --    --         --       --            --       (448)     (9,477)      (9,477)
Translation adjustment  . . . . .       --    --         --      142            --         --          --          142
Net income  . . . . . . . . . . .       --    --         --       --        17,229         --          --       17,229
                                    ------   ----   --------    ----      --------     ------   ---------     --------
BALANCE AT MARCH 31, 1995 . . . .   20,048  $ 200  $ 29,681     $145      $ 34,945       (448)  $  (9,477)    $ 55,494
Proceeds from issuance of common
  stock . . . . . . . . . . . . .      412      5     2,652       --            --         --          --        2,657
Amortization of option-related
  compensation  . . . . . . . . .       --    --        133       --            --         --          --          133
Tax benefit from exercise of
  non-qualified stock options and
  disqualified dispositions . . .       --    --      1,613       --            --         --          --        1,613
Common stock repurchase . . . . .       --    --         --       --            --       (516)    (11,059)     (11,059)
Translation adjustment  . . . . .       --    --         --      356            --         --          --          356
Net income  . . . . . . . . . . .       --    --         --       --        22,028         --          --       22,028
                                    ------   ----  --------     ----      --------     ------   ---------     --------
BALANCE AT MARCH 31, 1996 . . . .   20,460  $ 205  $ 34,079     $501      $ 56,973       (964)  $ (20,536)    $ 71,222
Proceeds from issuance of common
  stock . . . . . . . . . . . . .      266      3     4,628       --            --         --          --        4,631
Amortization of option-related
  compensation  . . . . . . . . .       --    --        202       --            --         --          --          202
Tax benefit from exercise of
  non-qualified stock options and
  disqualified dispositions . . .       --    --        884       --            --         --          --          884
Common stock repurchase . . . . .       --    --         --       --            --       (208)     (9,467)      (9,467)
Deferred compensation plan
  common stock units  . . . . . .       --    --        189       --            --         --          --          189
Issuance of common stock to
  replace Catalina Marketing
  U.K., Ltd. options  . . . . . .       11    --        157       --            --         --          --          157
Issuance of common stock in
  purchase of minority
  shareholders of Catalina. . . .       42    --      1,631       --            --         --          --        1,631
  Marketing U.K., Inc.  . . . . .
Translation adjustment  . . . . .       --    --         --      248            --         --          --          248
Net income  . . . . . . . . . . .       --    --         --       --        27,241         --          --       27,241
                                    ------   ----  --------     ----      --------     ------   ---------     --------
BALANCE AT MARCH 31, 1997 . . . .   20,779   $208  $ 41,770     $749      $ 84,214     (1,172)  $ (30,003)    $ 96,938
                                    ======   ====  ========     ====      ========     ======   =========     ========





  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            FOR THE YEAR ENDED MARCH 31,
                                                                           ------------------------------
                                                                             1997       1996       1995
                                                                           --------    -------    -------
Cash Flows from Operating Activities:
Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 27,241   $ 22,028    $17,229
Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . .          (554)      (666)      (559)
     Loss attributable to joint venture . . . . . . . . . . . . . . .           --          --        950
     Depreciation and amortization  . . . . . . . . . . . . . . . . .        18,264     14,461     15,215
     Provision for doubtful accounts  . . . . . . . . . . . . . . . .         1,197      1,307        572
     Deferred income tax  . . . . . . . . . . . . . . . . . . . . . .         1,677      1,733      2,532
     Deferred compensation plan common stock units  . . . . . . . . .           189         --         --
     Loss (gain) on sales of equipment  . . . . . . . . . . . . . . .             4        (20)      (407)
Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .        (4,180)   (11,460)    (8,184)
     Inventory, prepaid expenses and other assets . . . . . . . . . .        (3,681)    (3,698)       390
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         2,451      7,674        891
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .           180        408     (2,320)
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .         4,090        (33)    (2,908)
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .        (2,611)    (6,382)     5,644
                                                                           --------    -------    -------
         Net cash provided by operating activities  . . . . . . . . .        44,267     25,352     29,045
                                                                           --------    -------    -------
Cash Flows From Investing Activities:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .       (34,687)   (23,561)   (20,301)
Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . .            82        440      1,253
Purchase of investments, net of cash acquired                               (18,028)      (725)      (357)
                                                                           --------    -------    -------
         Net cash used in investing activities  . . . . . . . . . . .       (52,633)   (23,846)   (19,405)
                                                                           --------    -------    -------
Cash Flows From Financing Activities:
Proceeds from debt obligations  . . . . . . . . . . . . . . . . . . .         1,138         --         --
Principal payments on debt obligations  . . . . . . . . . . . . . . .        (1,458)        --         --
Proceeds from issuance of common and subsidiary stock . . . . . . . .         5,090      2,990      3,063
Tax benefit from exercise of non-qualified stock options and
  disqualified dispositions   . . . . . . . . . . . . . . . . . . . .           884      1,613        575
Payment for repurchase of company common stock  . . . . . . . . . . .        (9,467)   (11,059)    (9,477)
                                                                           --------    -------    -------
         Net cash used in financing activities  . . . . . . . . . . .        (3,813)    (6,456)    (5,839)
                                                                           --------    -------    -------
Net Change in Cash and Cash Equivalents . . . . . . . . . . . . . . .       (12,179)    (4,950)     3,801
Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . . .            99         (1)        65
Cash and Cash Equivalents, at beginning of year . . . . . . . . . . .        25,778     30,729     26,863
                                                                           --------    -------    -------
Cash and Cash Equivalents, at end of year . . . . . . . . . . . . . .      $ 13,698    $25,778    $30,729
                                                                           ========    =======    =======
Supplemental Schedule of Other Transactions:
Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 70         --         --
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,463    $14,906    $10,331



  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

     Description of the Business. The Company provides in-store electronic marketing services. Through its proprietary network, the Company provides consumer products manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. Additionally, a majority-owned
subsidiary of the Company operates an outdoor media business in Japan.   As of
March 31, 1997, the Company's network was installed in 10,745 retail stores and 1,195 pharmacies throughout the United States and 941 retail stores throughout the United Kingdom, Mexico and France.

     Principles of Consolidation and Preparation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

     The accounts of the wholly-owned and majority-owned foreign subsidiaries are included as of December 31, which is their fiscal year end. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in non-majority owned companies is accounted for on the equity method.

     Fair Value of Financial Instruments. The book value of all financial instruments approximates their fair value.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are held at their market value.

     Allowance for Doubtful Accounts. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 1997 and 1996, the allowance for doubtful accounts was $1,613,000 and $3,016,000, respectively.

     Inventory. Inventory consists of paper used for promotion printing. Inventory is stated at the lower of cost, as determined by the first-in, first-out method, or market.

     Property and Equipment. Store equipment, billboards, leasehold improvements and furniture and office equipment are stated at cost. Depreciation of store equipment, billboards and furniture and office equipment is computed using the straight-line method based on the estimated useful lives of the related assets (generally three to eight years). Third party installation costs, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related retailer contract. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred.

     Foreign Currency Translation. For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries' year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

                         CATALINA MARKETING CORPORATION

     Revenue Recognition and Deferred Revenue. In accordance with coupon industry practice, the Company generally pre-bills manufacturers for purchased category cycles. The purchase of a category cycle gives a manufacturer the exclusive right to have promotions printed for a particular product category during the applicable period. The Company recognizes in-store electronic marketing service revenues as promotions are printed. Amounts collected prior to printing are reflected as deferred revenue until printing occurs.

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

     Net Income Per Common and Common Equivalent Share. Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method, effected for the two-for-one stock split (see Note 8).

NOTE 2: SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets include (in thousands):

                                                                                   MARCH 31,
                                                                               -----------------
                                                                                 1997      1996
                                                                               -------    ------
         Prepaid billboard rental   . . . . . . . . . . . . . . . . . . .      $ 3,972    $   --
         Investments in deferred compensation plan  . . . . . . . . . . .        4,923        --
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,387     4,850
                                                                               -------    ------
              Total prepaid expenses and other current assets . . . . . .      $11,282    $4,850
                                                                               =======    ======

Purchased intangible assets, net  (see Note 7) include (dollars in thousands):

                                                                              USEFUL LIFE       MARCH 31,
                                                                               (IN YEARS)         1997
                                                                               ----------       ---------
     Patent license and retailer relationships in the United Kingdom  . . .        20             $12,691
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40               6,661
     Accumulated amortization . . . . . . . . . . . . . . . . . . . . . . .                          (547)
                                                                                                  -------
               Purchased intangible assets, net . . . . . . . . . . . . . .                       $18,805
                                                                                                  =======

In 1997 and 1996, other assets include approximately $0.3 and $0.7 million, respectively of loans to employees.

Accrued expenses include (in thousands):

                                                                                    MARCH 31,
                                                                               ------------------
                                                                                 1997      1996
                                                                               -------    -------
     Payroll related  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,262    $ 4,638
     Deferred compensation plan . . . . . . . . . . . . . . . . . . . . .        4,832      3,324
     Property, sales and use tax  . . . . . . . . . . . . . . . . . . . .        2,349      2,558
     Sales commissions  . . . . . . . . . . . . . . . . . . . . . . . . .        1,798      1,290
     Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,192      5,239
                                                                               -------    -------
         Total accrued expenses   . . . . . . . . . . . . . . . . . . . .      $22,433    $17,049
                                                                               =======    =======

                         CATALINA MARKETING CORPORATION

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

     Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               1997     1996
                                                              ------  -------
     Payroll related  . . . . . . . . . . . . . . . . . . .   $2,904   $2,287
     Deferred revenue . . . . . . . . . . . . . . . . . . .    1,158    1,302
     Provision for doubtful accounts  . . . . . . . . . . .      670    1,176
     Other  . . . . . . . . . . . . . . . . . . . . . . . .    2,735    2,671
                                                              ------   ------
         Deferred tax asset   . . . . . . . . . . . . . . .   $7,467   $7,436
                                                              ======   ======
     Deferred tax liability--depreciation and amortization.   $3,423   $2,504
                                                              ======   ======

     The provision for income taxes consisted of the following (in thousands):

                                                     MARCH 31,
                                           -----------------------------
                                             1997      1996       1995
                                           -------    -------    -------
     Current taxes:
         Federal  . . . . . . . . . .      $13,678    $11,516    $ 7,676
         State  . . . . . . . . . . .        1,877      1,236      1,038
         Foreign  . . . . . . . . . .          648        370         13
                                           -------    -------    -------
                                            16,203     13,122      8,727
                                           -------    -------    -------
     Deferred taxes:
         Federal  . . . . . . . . . .        1,629      1,555      2,193
         State  . . . . . . . . . . .          187        178        339
         Foreign  . . . . . . . . . .         (139)       --         --
                                           -------    -------    -------
                                             1,677      1,733      2,532
                                           -------    -------    -------
         Provision for income taxes .      $17,880    $14,855    $11,259
                                           =======    =======    =======

     The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company's provision for income taxes is as follows (dollars in thousands):

                                                                         MARCH 31,
                                                               ------------------------------
                                                                1997         1996       1995
                                                               -------     -------    -------
     Federal statutory rate . . . . . . . . . . . . . . . .         35%         35%        35%

     Expected federal statutory tax . . . . . . . . . . . .    $15,792     $12,909    $ 9,971
     State and foreign income taxes, net of federal benefit      1,829       1,257        576
     Effect of foreign subsidiary losses  . . . . . . . . .        744         522        250
     Tax free municipal bonds . . . . . . . . . . . . . . .       (245)       (332)      (187)
     Other  . . . . . . . . . . . . . . . . . . . . . . . .       (240)        499        649
                                                               -------     -------    -------
         Provision for income taxes   . . . . . . . . . . .    $17,880     $14,855    $11,259
                                                               =======     =======    =======

                         CATALINA MARKETING CORPORATION

NOTE 4: SHORT TERM BORROWINGS AND LONG TERM DEBT

     As of March 31, 1997, the Company's short term borrowings and long term debt (all of which was incurred by the Company's majority-owned Japanese subsidiary, and is payable in yen) consisted of the following (in thousands):

                                                                            MARCH 31,
                                                                              1997
                                                                            ---------
     Short term borrowings (including $1,309 current portion of long term debt) with several Japanese banks and agents,
            interest from 2.1% to 3.75%, maturing through December,
            1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $5,820

     Long term debt with several Japanese banks, interest from 2.1%
            to 3.75%, maturing through November, 2000 . . . . . . . . . .    $  869

     Short term borrowings and long term debt are personally guaranteed by minority stockholders of Catalina-Pacific Media, L.L.C. and an employee of
Pacific Media, K.K.   The Company indemnifies these minority stockholders and
employee for 51% of this debt.

     Maturities of long term debt are as follows as of March 31, 1997 (in thousands):

                                          AMOUNT
                                         -------
                    1990  . . . . . .       732
                    2000  . . . . . .       114
                    2001  . . . . . .        23
                                         ------
                                         $  869
                                         ======

     On January 15, 1996, the Company entered into an unsecured revolving bank credit facility under which it may borrow up to $30 million, at variable rates calculated with reference to the London Interbank Offering Rate (LIBOR) or the bank prime rate for certain advances. There were no borrowings under this credit facility as of March 31, 1997. On April 14, 1997, the Company expanded this credit facility to $40 million and extended the term to August 31, 1998.

NOTE 5: COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases was $1,622,000, $1,372,000 and $1,208,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year (the longest of which expires in 2003) as of March 31, 1997, are as follows: $2,225,000 in 1998, $1,929,000 in 1999, $739,000 in
2000, $694,000 in 2001, $654,000 in 2002 and $553,000 thereafter.

     One manufacturer accounted for a total of approximately 11 percent of the Company's revenues during the year ended March 31, 1995. No single manufacturer accounted for 10 percent or more of the Company's revenues during the years ended March 31, 1996 or March 31, 1997.

                         CATALINA MARKETING CORPORATION

NOTE 6: STOCK-BASED COMPENSATION PLANS

     The Company has a stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan ("Grant Plan"); and an employee stock purchase plan, the Employee Payroll Deduction Stock Purchase Plan (the "Purchase Plan").

     1989 Incentive Stock Option Plan. The 1989 Plan was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 4,500,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 4,288,892 shares have been granted under the 1989 Plan, of which options to purchase 2,115,420 shares were outstanding on March 31, 1997.

     The 1989 Plan provides for grants of Incentive Stock Options ("ISOs") to employees (including employee directors). Options granted under the 1989 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally have terms of five to ten years. In 1994, the 1989 Plan was amended to limit the term to six years. The exercise price of all ISOs granted under the 1989 Plan must be equal to the fair market value of the shares on the date of grant.

     Aggregate Stock Option Activity. As of March 31, 1997, options to purchase an aggregate of 1,604,368 shares had been exercised, including options to purchase 10,000 shares granted outside of the 1989 Plan; options to purchase an aggregate of 2,135,420 shares were outstanding, including options to purchase 20,000 shares outside of the 1989 Plan; and 790,712 shares remained available for future grants under the 1989 Plan. Of the options outstanding at March 31, 1997 and at March 31, 1996, options to purchase 887,756 and 617,214 shares were immediately exercisable, with weighted average exercise prices of $19.89 and $16.79, respectively.

     Stock Option activity for the years ended March 31, 1995, 1996 and 1997 is as follows:

                                                                    WEIGHTED
                                                       NUMBER        AVERAGE
                                                     OF SHARES   OPTION PRICES
                                                     ----------  --------------
         Options outstanding at March 31, 1994  . .   1,491,698       $11.09
         Option activity:
              Granted   . . . . . . . . . . . . . .     751,150        22.41
              Exercised   . . . . . . . . . . . . .    (328,300)        5.52
              Canceled or expired   . . . . . . . .     (84,014)       18.59
                                                      ---------
         Options outstanding at March 31, 1995  . .   1,830,534        16.37
         Option activity:
              Granted   . . . . . . . . . . . . . .     760,632        25.59
              Exercised   . . . . . . . . . . . . .    (404,792)        6.38
              Canceled or expired   . . . . . . . .    (157,286)       21.78
                                                      ---------
         Options outstanding at March 31, 1996  . .   2,029,088        21.48
         Option activity:
              Granted   . . . . . . . . . . . . . .     653,260        44.02
              Exercised   . . . . . . . . . . . . .    (251,668)       15.93
              Canceled or expired   . . . . . . . .    (295,260)       26.29
                                                      ---------
         Options outstanding at March 31, 1997  . .   2,135,420        28.37

                         CATALINA MARKETING CORPORATION

   Stock Grant Plan. The Grant Plan provides for grants of common stock to non-employee board members. As of March 31, 1997, 24,454 shares have been granted and 2,200 have been canceled leaving 77,746 shares available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably in annual installments over each Director's remaining term.

   Employee Stock Purchase Plan. In July 1994, the Purchase Plan was adopted by the Board of Directors and approved by the stockholders. Pursuant to the Purchase Plan, 300,000 shares of the Company's common stock were reserved for issuance. For the fiscal years ended March 31, 1997, 1996 and 1995, 28,375, 22,464, and 10,852 shares were purchased, respectively.

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

   The Company accounts for the option and stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recognized. The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No.
123) for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1996 and 1997: risk-free interest rates ranging from 5.26 to 6.86 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years; and expected volatility of 33.68 percent. The fair values of options granted in fiscal 1996 and 1997 are $6,859,229 and $10,289,789, respectively, which would be amortized as compensation over the vesting period of the options.



                          OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------   ----------------------------------
                   Outstanding     Weighted Average                          Exercisable
   Range of           as of           Remaining          Weighted Average       as of         Weighted Average
Exercise Prices   March 31, 1997   Contractual Life       Exercise Price    March 31, 1997     Exercise Price
---------------   --------------   ----------------      ----------------   --------------    ----------------
$14.66 - $ 25.50     1,296,940           2.6                   $20.63           824,856            $19.25
$25.87 - $ 53.50       838,480           4.6                   $40.32            62,900            $28.34
                     ---------                                                  -------            ------
                     2,135,420                                                  887,756            $19.89

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                     MARCH 31,
                                                    -----------
                                                 1997           1996
                                              --------        --------
   Net Income:            As Reported         $ 27,241        $ 22,028
                          Pro Forma           $ 24,351        $ 20,953
   Primary EPS:           As Reported           $ 1.33          $ 1.11
                          Pro Forma             $ 1.19          $ 1.05


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $257,000, and $142,000 related to the purchase discount offered under the Purchase Plan for fiscal 1997 and 1996, respectively.

NOTE 7:  ACQUISITIONS

         On April 10, 1996, the Company purchased from its minority stockholders the remaining 46% of Catalina Marketing UK, Inc. not owned by it for $11.9 million cash consideration and 41,672 newly issued shares of Company common stock. Catalina Marketing UK, Inc. owns all of the outstanding stock of Catalina Marketing UK, Ltd., the United Kingdom operating company. The Company also chose to replace existing options in the Catalina Marketing UK, Ltd. stock option plan by issuing 12,845 shares of Company common stock to the Catalina Marketing UK, Ltd. plan participants. The April 10, 1996 purchase has been accounted for on the purchase method. The intangible assets recorded in connection with the transaction primarily related to patent license and retailer relationships (see Note 2).

         If Catalina Marketing UK, Inc. had been 100% owned by the Company during fiscal 1996 and 1995, net income and earnings per common and common equivalent share would have been approximately $21.7 million or $1.09 per share, and $16.6 million or $0.83 per share, respectively. The information in the preceding sentence is unaudited.

         On October 10, 1996, the Company purchased 51% of Pacific Media, K.K.
(PMK), a Japanese outdoor media company, for approximately $3.0 million in initial cash consideration. As part of the transaction, the Company contributed its PMK shares, and the selling stockholders contributed their remaining PMK shares, to a newly established Delaware limited liability holding company, Catalina-Pacific Media, L.L.C., which is now owned 51% by a subsidiary of the Company. Terms of the purchase agreement call for the Company to make a series of three annual payments, which are contingent upon the financial performance of PMK for the 1996, 1997 and 1998 calendar years, respectively. The subsidiary will introduce Checkout Coupon(R) and other electronic marketing programs to Japan through a division to be called Catalina Marketing Japan
(CMJ), and is part of the continued international expansion of the Catalina Marketing(R) Network. The October 10, 1996 purchase has been accounted for on the purchase method.

                         CATALINA MARKETING CORPORATION

NOTE 8:  TWO-FOR-ONE STOCK SPLIT

         On June 10, 1996 the Company's Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend. The record date for the stock dividend was June 24, 1996, and the payment date was July 15, 1996. The financial statements and all other stock or option related information provided herein have been restated to include the effects of the stock split.

NOTE 9: SAVINGS PLANS

     On June 1, 1992, the Company adopted a 401(k) Savings Plan (the "401(k) Plan"). The Company is required to match employee contributions to the 401(k) Plan. The match equals 100% of the first 2 percent of compensation the employee contributes plus 25 percent of employee contributions between 2 percent and 4 percent of the compensation. The Company may also make discretionary contributions. The Company's contributions during fiscal 1997 and 1996 were $349,000 and $325,000, respectively.

     On January 1, 1992, the Company adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is designed to permit select employees and directors of the Company to defer a portion of their compensation. Effective July 1, 1996, the Deferred Compensation Plan was amended and restated allowing participants to elect deferral of certain types of compensation , including directors fees, stock grants under the Grant Plan and shares issuable upon the exercise of stock options, into stock units (units in the Deferred Compensation Plan each of which represents a share of Company common stock) and creating the Catalina Marketing Corporation Deferred Compensation Trust (the "Trust"). Amounts deposited in stock unit accounts are distributed in the form of shares of Company common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

     The Company accounts for its investments in the Deferred Compensation Plan under Statement of Financial Accounting Standards No. 115 (SFAS No. 115). The investment in the Deferred Compensation Plan and related liability are included in prepaid expenses and other current assets and accrued expenses of the consolidated balance sheets, respectively. The Company determined all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities as defined by SFAS No. 115 and as such are reported at fair value. Stock units are also reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal 1997 were not significant.

                         CATALINA MARKETING CORPORATION

NOTE 10: DOMESTIC AND FOREIGN INFORMATION

                                                             FISCAL YEARS ENDED MARCH 31,
                                                ----------------------------------------------------
                                                      1997              1996               1995
                                                ---------------   ----------------   ---------------
                (in thousands)
           REVENUES:
               United States                          $158,105          $126,744           $108,962
               United Kingdom                            7,797             6,022              3,392
               Japan                                     2,909                -                  -
               Other Foreign                             5,036             2,519              1,415
               Foreign Eliminations                    (1,704)           (1,130)              (515)
                                                ---------------   ----------------   ---------------
                                                      $172,143          $134,155           $113,254

           INCOME (LOSS) FROM OPERATIONS:
               United States                           $46,359           $36,449            $29,828
               United Kingdom                            1,159               847               (219)
               Japan                                     (539)                -                  -
               Other Foreign                           (3,636)            (2,488)            (1,433)
                                                ---------------   ----------------   ---------------
                                                       $43,343           $34,808            $28,176

           IDENTIFIABLE ASSETS AT FISCAL YEAR END:

               United States                          $138,842          $110,024            $92,276
               United Kingdom                           20,703             6,162              4,514
               Japan                                    16,354                -                  -
               Other Foreign                            11,209             6,140              1,884
               Foreign Eliminations                   (32,412)           (8,139)            (2,118)
                                                ---------------   ----------------   ---------------
                                                      $154,696          $114,187            $96,556

NOTE 11: EARNINGS PER SHARE UNDER SFAS NO. 128

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), effective for financial statements ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the adoption of SFAS No. 128 on the accompanying financial statements will be as follows (in thousands, except per share data):


                                                  FISCAL YEARS ENDED MARCH 31,
                                           -----------------------------------------
                                               1997          1996            1995
                                           ------------  ------------  -------------
         Net Income                          $27,241       $22,028         $17,229
         PER SHARE AMOUNTS:
         Earnings per share, as reported       $1.33        $1.11           $0.86

         Effect of SFAS No. 128               $0.06         $0.03           $0.02
                                           ------------  ------------  -------------

         Basic Earnings per share             $1.39         $1.14           $0.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 10, 11, 12 and 13 will be contained in Catalina Marketing's definitive Proxy Statement for the Annual Meeting of Stockholders under the captions "Compensation of Executive Officers and Non-Employee Directors," "Share Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors" and is incorporated herein by this reference. The definitive Proxy Statement will be filed with the Commission prior to August 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                      PAGE
                                                                                                      ----
     (a)1     Financial Statements. The following is a list of all the Consolidated Financial
              Statements included in Item 8 of Part II.
              Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . .         9

              Consolidated Income Statements, Years Ended March 31, 1997, 1996 and 1995 . . . .        10
              Consolidated Balance Sheets at March 31, 1997 and 1996  . . . . . . . . . . . . .        11

              Consolidated Statements of Stockholders' Equity, Years Ended March 31, 1997, 1996
              and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
              Consolidated Statements of Cash Flows, Years Ended March 31, 1997, 1996 and 1995         13

              Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . .        14

     (a)2     Financial Statement Schedules.
              All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)3        Index to Exhibits

EXHIBIT NO.                                     DESCRIPTION OF DOCUMENT
-----------                                    -------------------------
  *3.3     Restated Certificate of Incorporation

  3.3.1    Certificate of Amendment of Certificate of Incorporation

  3.3.2    Certificate of  Designation, Preferences and  Rights setting  forth the terms  of the Company's
           Series X Junior Participating Preferred Stock, par value $.01 per share

  *3.4     Restated Bylaws

**10.4     Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the
           Company's Annual Report on Form 10-K for the year ended March 31, 1994

 *10.12    Form of Director and Officer Indemnification Agreement

**10.18    Lease Agreement dated as of June 30, 1993 by and between QP One Corporation, a Minnesota corporation, as landlord,  and Registrant, as tenant, a copy of which is  attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994

**10.18.1  First Amendment dated as of December 20, 1993, to the Lease Agreement dated as of June 30,
           1993, by and between QP One Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994

  10.21    1992 Director Stock Grant Plan, as amended on July 23, 1996

**10.22    Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the
           Company's Annual Report on Form 10-K for the year ended March 31, 1995

**10.23    Credit Agreement dated as of January 15, 1996, by and between the Registrant and SunTrust Bank,
           Tampa Bay, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended December 31, 1995

  10.23.1  First Amendment dated as  of April 14, 1997, to  the Credit Agreement dated as of January  15, 1996 by and between the Registrant and SunTrust Bank, Tampa Bay

  10.24    Lease Agreement  dated as of   September 5, 1996 by  and between Interior Design  Services, Inc., a
           Florida corporation, as landlord, and Registrant, as tenant

**10.25    Stockholder Protection  Agreement,  dated  May 8,  1997,  between  the Registrant  and  ChaseMellon
           Shareholder Services,  L.L.C., as rights agent,  a copy of which  is attached as an  exhibit to the
           Company's Current Report on Form 8-K filed on May 8, 1997

  21       List of subsidiaries.

  23       Consent of independent certified public accountants

  27       Financial Data Schedule (for SEC use only)
--------

* Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
**   Previously filed as indicated.

(b)  Reports on Form 8-K:    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on May 23, 1997


                                         CATALINA MARKETING CORPORATION
                                         (Registrant)

                                         By:       /S/ PHILIP B. LIVINGSTON
                                                   -------------------------
                                                     Philip B. Livingston,
                                                     Senior Vice President and
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


    SIGNATURE                          CAPACITY                          DATE
    ---------                          --------                          ----
/S/ TOMMY D. GREER             Chairman of the Board                    5/23/97
------------------                                                      -------
  TOMMY D. GREER


/S/ GEORGE W. OFF              Chief Executive Officer, President,      5/23/97
-----------------                and Director (Principal Executive      -------
  GEORGE W. OFF                  and Operating Officer )


/S/ FRANK H. BARKER            Director                                 5/23/97
-------------------                                                     -------
  FRANK H. BARKER


/S/ FREDERICK W. BEINECKE      Director                                 5/23/97
-------------------------                                               -------
FREDERICK W. BEINECKE

/S/ PATRICK W. COLLINS         Director
----------------------                                                  5/23/97
  PATRICK W. COLLINS                                                    -------


/S/ STEPHEN I. D'AGOSTINO      Director                                 5/23/97
-------------------------                                               -------
  STEPHEN I. D'AGOSTINO


/S/ THOMAS G. MENDELL          Director                                 5/23/97
---------------------                                                   -------
  THOMAS G. MENDELL


/S/ HELENE MONAT               Director                                 5/23/97
----------------                                                        -------
  HELENE MONAT


/S/ THOMAS W. SMITH            Director                                 5/23/97
-------------------                                                     -------
  THOMAS W. SMITH


/S/ MICHAEL B. WILSON          Director                                 5/23/97
---------------------                                                   -------
  MICHAEL B. WILSON


/S/ PHILIP B. LIVINGSTON       Senior Vice President and                5/23/97
------------------------         Chief Financial Officer                -------
  PHILIP B. LIVINGSTON


/S/ TAMARA L. ZEPH             Corporate Controller and                 5/23/97
------------------               Principal Accounting Officer           -------
  TAMARA L. ZEPH
