Form 10-Q
period 1997-06-30
CATALINA MARKETING CORP/DE
filed 1997-08-13
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _________ to _______

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                      33-0499007
-----------------------------------          -----------------------------------
  (State of Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)

      11300 9th Street North
      St. Petersburg, Florida                              33716-2329
-----------------------------------          -----------------------------------

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

         At August 12, 1997, Registrant had outstanding 18,348,399 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX


                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

                   Condensed Consolidated Statements of Income
                        for the three month periods ended
                        June 30, 1997 and 1996                                    3


                   Condensed Consolidated Balance Sheets at
                        June 30, 1997 and March 31, 1997                          4


                   Condensed Consolidated Statements of Cash Flow
                        for the three month periods ended
                        June 30, 1997 and 1996                                    5

                   Notes to Condensed Consolidated
                        Financial Statements                                      6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          8

PART II. OTHER INFORMATION                                                       10

SIGNATURES                                                                       11

                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                                 June 30,

                                                            1997         1996
                                                          --------     --------
Revenues                                                  $ 46,659     $ 38,127

Costs and Expenses:
     Direct operating expenses                              18,033       13,136
     Selling, general and administrative                    12,896       11,154
     Depreciation and amortization                           5,691        3,664
                                                          --------     --------
         Total costs and expenses                           36,620       27,954
                                                          --------     --------

Income From Operations                                      10,039       10,173

Interest Income (Expense) and Other                           (393)         232
                                                          --------     --------
Income Before Income Taxes and
     Minority Interest                                       9,646       10,405
Income Taxes                                                (4,009)      (4,271)
Minority Interest in losses of subsidiaries                     --          160
                                                          --------     --------
     Net Income                                           $  5,637     $  6,294
                                                          ========     ========

Net Income Per Common and
    Common Equivalent Share                               $   0.30     $   0.31
                                                          ========     ========

Weighted Average Shares Outstanding                         19,072       20,432
                                                          ========     ========






The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                 (unaudited)
                                                                   June 30,     March 31,
                        ASSETS                                       1997         1997
                                                                 -----------   ---------
Current Assets:
     Cash and cash equivalents                                    $   3,017    $  13,698
     Accounts receivable, net                                        21,002       28,367
     Deferred tax asset                                               9,264        7,467
     Prepaid expenses and other current assets                       11,919       12,217
                                                                  ---------    ---------
         Total current assets                                        45,202       61,749
                                                                  ---------    ---------
Property and Equipment:
     Property and equipment                                         145,222      142,163
     Accumulated depreciation and amortization                      (77,332)     (72,585)
                                                                  ---------    ---------
         Property and equipment, net                                 67,890       69,578
                                                                  ---------    ---------
Purchased intangible assets, net                                     18,929       18,805
Other assets                                                          4,303        4,564
                                                                  ---------    ---------
Total Assets                                                      $ 136,324    $ 154,696
                                                                  =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                             $   9,513    $  12,674
     Accrued expenses                                                26,999       23,361
     Deferred revenue                                                12,958       11,611
     Short term borrowings                                            5,259        5,820
                                                                  ---------    ---------
         Total current liabilities                                   54,729       53,466
                                                                  ---------    ---------
Deferred tax liability                                                3,522        3,423
Long term debt                                                       12,563          869
                                                                  ---------    ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding                  --           --
     Common stock; $0.01 par value; 50,000,000 and 30,000,000
         authorized shares and 20,883,496 and 20,778,557 shares
         issued at June 30, 1997 and
         March 31, 1997, respectively                                   209          208
     Paid-in capital                                                 44,292       41,770
     Cumulative translation adjustment                                1,161          749
     Retained earnings                                               89,851       84,214
     Less common stock in treasury, at cost (2,575,885 and
     1,172,408 shares at June 30, 1997 and March 31,
     1997, respectively)                                            (70,003)     (30,003)
                                                                  ---------    ---------
         Total stockholders' equity                                  65,510       96,938
                                                                  ---------    ---------
Total Liabilities and Stockholders' Equity                        $ 136,324    $ 154,696
                                                                  =========    =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                   (unaudited)

                                                            Three Months Ended June 30,
                                                            ---------------------------
                                                                  1997        1996
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  5,637    $  6,294
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                             5,751       3,688
         Minority interest                                            --        (160)
         Other                                                    (1,192)        254

     Changes in operating assets and liabilities                  10,811       4,124
                                                                --------    --------
         Net cash provided by operating activities                21,007      14,200
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                    (3,512)     (9,092)
     Purchase of investments, net of cash acquired                (2,087)    (11,915)
                                                                --------    --------
         Net cash used in investing activities                    (5,599)    (21,007)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt obligations                               32,627          --
     Principal payments on debt obligations                      (21,067)         --
     Proceeds from issuance of common and subsidiary stock         2,375         662
     Tax benefit from exercise of non-qualified options               76          --
     Payment for repurchase of company common stock              (40,000)         --
                                                                --------    --------
         Net cash (used in) provided by financing activities     (25,989)        662
                                                                --------    --------

NET DECREASE IN CASH                                             (10,581)     (6,145)
Effect of exchange rate changes on cash                             (100)        (53)
CASH, at end of prior period                                      13,698      25,778
                                                                --------    --------
CASH, at end of current period                                  $  3,017    $ 19,580
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and March 31, 1997, and the results of operations and cash flows for the three month periods ended June 30, 1997 and 1996.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The first quarter results of the majority owned foreign subsidiaries are included as of and for the three month periods ended March 31, 1997 and 1996. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in a non-majority owned company is accounted for on the equity method.

These financial statements, including the condensed consolidated balance sheet as of March 31, 1997, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Note 2. Net Income Per Common and Common Equivalent Share:

Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares using the treasury stock method.

Note 3: Stockholder Protection Agreement:

On May 8, 1997, the Company announced that it had adopted a Stockholder Protection Plan. To implement this plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights will be exercisable for fractions of a share of the Company's Series X Junior Participating Preferred Stock only if a person or group acquires 15 percent or more of the Company's common stock or announces or commences a tender offer for 15 percent or more of the common stock, except for certain instances defined in the Stockholder Protection Plan.

Note 4: Effect of SFAS No. 128, No. 130 and No. 131:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the adoption of SFAS No. 128 on the accompanying financial statements will be as follows:

                                               THREE MONTHS ENDED JUNE 30,

                                                    1997        1996
                                                   ------      ------
        Net Income                                 $5,637      $6,294
        PER SHARE AMOUNTS:
          Earnings per share, as reported          $ 0.30      $ 0.31
          Effect of SFAS No. 128                   $ 0.01      $ 0.01
                                                   ------      ------

        Basic Earnings per share                   $ 0.31      $ 0.32

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131).

SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for financial statements relating to periods beginning after December 15, 1997.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for financial statements relating to periods beginning after December 15, 1997.

The effects of SFAS No. 130 and SFAS No. 131 on the Company have not been considered at this time.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

The Company's revenues for the first quarter of fiscal 1998 increased 22 percent, compared with the same period in fiscal 1997. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives worldwide. The outdoor media business ( 51 percent of which was acquired on October 10, 1996) contributed $2.8 million of revenues in the first quarter of fiscal 1998, representing 7 percent of the 22 percent revenue increase for the quarter. In the U.S., the Catalina Marketing Network printed 597 million promotions during the first quarter of fiscal 1998, up 15 percent compared to the comparable fiscal 1997 period with 521 million promotions. Catalina Marketing Services, operating in the U.S., contributed approximately $40.0 million of revenues in the first quarter of fiscal 1998, up 13 percent over revenues of $35.3 million in the comparable fiscal 1997 period. The greater distribution of Checkout Coupon promotions is attributable to the broader reach of the Catalina Marketing Network and additional sales of category cycles.

In the U.S., the Catalina Marketing Network was in 10,832 stores at June 30, 1997, which reach 147 million shoppers each week as compared to 10,085 stores reaching 135 million shoppers each week at June 30, 1996 and 10,745 stores reaching 144 million shoppers each week at March 31, 1997. The Health Resources Network was in 1,394 pharmacies at June 30, 1997 as compared to 380 pharmacies at June 30, 1996 and 1,195 pharmacies at March 31, 1997. Outside the U.S., the Catalina Marketing Network was in 1,057 stores at June 30, 1997, which reach 20 million shoppers each week as compared to 622 stores reaching 14 million shoppers each week at June 30, 1996 and 941 stores reaching 18 million shoppers each week at March 31, 1997. The Company installed its Catalina Marketing Network in 87 stores in the U.S. and also installed its Health Resources Network in 199 pharmacies in the first quarter of fiscal 1998 as compared to 319 stores and 143 pharmacies in the comparable fiscal 1997 period. Outside the U.S., the Company installed 116 stores in the first quarter of fiscal 1998 as compared to 64 stores in the comparable fiscal 1997 period.

Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan (purchased in October 1996). Direct operating expenses increased in absolute terms to $18.0 million for the first quarter of fiscal 1998 from $13.1 million in the comparable period of fiscal 1997. Direct operating expenses in the first quarter of fiscal 1998 as a percentage of revenues increased to 38.6 percent from 34.4 percent in the comparable period of fiscal 1997. This increase in fiscal 1998 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Japan.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 1998 were $12.9 million, compared to $11.1 million for the comparable period of fiscal 1997, an increase of 16 percent or $1.8 million. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses decreased 1 percent in the first quarter of fiscal 1998, to 28 percent from 29 percent for the comparable period of fiscal 1997. This decrease is principally due to the outdoor media business in Japan, which typically has a higher percentage of direct costs (as indicated above) and a smaller percentage of selling, general and administrative expenses than the Company's other businesses.

Depreciation and amortization increased to $5.7 million for the first quarter of fiscal 1998 from $3.7 million for the comparable period in fiscal 1997. Depreciation increased due to the increase in fiscal 1997 capital expenditures associated with new business ventures and data processing equipment.

Interest income (expense) and other decreased to $0.4 million expense for the first quarter of fiscal 1998 from $0.2 million income for the comparable period in fiscal 1997. The decrease is primarily due to the Company incurring interest expense on borrowings from its credit facility the first quarter of fiscal 1998.

The provision for income taxes decreased to $4.0 million, 41.6 percent of income before income taxes and minority interest, for the first quarter of fiscal 1998, compared to $4.3 million, 41.1 percent of income before income taxes and minority interest for the same period in fiscal 1997. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to utilize currently losses of majority owned foreign subsidiaries for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's hub data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During the first quarter of fiscal 1998 and 1997, the Company made capital expenditures of $3.5 million and $9.2 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first quarter of fiscal 1998, the Company had a slower pace of U.S. store installations and spent $1.9 million less in data processing equipment and furniture and fixtures compared to the comparable fiscal 1997 period. Management believes that expenditures for capital equipment will remain between $25 and $35 million annually for the foreseeable future.

During the first quarter of fiscal 1998, the Company made a payment of $2.0 million in accordance with terms of the purchase agreement for Pacific Media, K.K. (PMK). The agreement calls for the Company to make a series of three annual cash payments, which are contingent upon the financial performance of PMK for the 1996, 1997 and 1998 calendar years.

During the first quarter of fiscal 1998, the Company purchased 1,403,477 shares of its common stock for $40 million, initiating and completing a $40 million share repurchase program approved by the Company's board as of March 31, 1997. The Company may consider additional share repurchases as part of an ongoing and regular part of its financial strategy.

During the first quarter of fiscal 1998, the Company borrowed approximately $22 million against its existing credit facility in connection with the completion of the $40 million common stock repurchase program referenced above and repaid approximately $10.5 million, for a net borrowing of $11.5 during the first quarter of fiscal 1998.

The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

         10.4.1   Amended and Restated 1989 Stock Option Plan

         15       Acknowledgment Letter

         27       Financial Data Schedule (for SEC use only)

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




August 13, 1997                  CATALINA MARKETING CORPORATION
                                 -----------------------------------------------
                                 (Registrant)






                                 /s/ Philip B. Livingston
                                 -----------------------------------------------
                                 Philip B. Livingston
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Authorized officer of Registrant and principal financial officer)