Form 10-Q
period 1997-09-30
CATALINA MARKETING CORP/DE
filed 1997-11-06
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         33-0499007
-------------------------------               ---------------------------------
(State of Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

  11300 9th Street North
  St. Petersburg, Florida                                 33716-2329
-------------------------------               --------------------------------

                                 (813) 579-5000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
         At November 5, 1997, Registrant had outstanding 18,415,446 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX


                                                                                                       Page
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three and six month periods ended
                           September 30, 1997 and 1996                                                   3


                      Condensed Consolidated Balance Sheets at
                           September 30, 1997 and March 31, 1997                                         4


                      Condensed Consolidated Statements of Cash Flow
                           for the six month periods ended
                           September 30, 1997 and 1996                                                   5

                      Notes to Condensed Consolidated
                           Financial Statements                                                          6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              8

PART II.      OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders                                   11

     Item 6.      Exhibits and Reports on Form 8-K                                                      11

SIGNATURES                                                                                              12


                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                               September 30,                           September 30,
                                                     -----------------------------------    -------------------------------------

                                                         1997                 1996                1997                 1996
                                                     --------------      ---------------    -----------------  ------------------
Revenues                                                $ 52,727            $ 41,618          $ 99,386             $ 79,745

Costs and Expenses:
     Direct operating expenses                            20,407              14,863            38,440               27,999
     Selling, general and administrative                  12,421              11,658            25,317               22,812
     Depreciation and amortization                         5,923               4,090            11,614                7,754
                                                        --------            --------          --------             --------
         Total costs and expenses                         38,751              30,611            75,371               58,565
                                                        --------            --------          --------             --------

Income From Operations                                    13,976              11,007            24,015               21,180

Interest Income (Expense) and Other                         (390)                341              (783)                 573
                                                        --------            --------          --------             --------
Income Before Income Taxes and
     Minority Interest                                    13,586              11,348            23,232               21,753
Income Taxes                                              (5,342)             (4,371)           (9,351)              (8,642)
Minority Interest in losses of subsidiaries
                                                              --                 212                --                  372
                                                        --------            --------          --------             --------
     Net Income                                         $  8,244            $  7,189          $ 13,881             $ 13,483
                                                        ========            ========          ========             ========

Net Income Per Common and  Common Equivalent Share
                                                        $   0.43            $   0.35          $   0.73             $   0.66
                                                        ========            ========          ========             ========


Weighted Average Shares Outstanding                       19,146              20,608            19,135               20,580
                                                        ========            ========          ========             ========






The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)


                                                                                September 30,            March 31,
      ASSETS                                                                        1997                   1997
                                                                                -------------            ---------
Current Assets:
     Cash and cash equivalents                                                    $   2,769              $  13,698
     Accounts receivable, net                                                        28,756                 28,367
     Deferred tax asset                                                              10,094                  7,467
     Prepaid expenses and other current assets                                       12,403                 12,217
                                                                                  ---------              ---------
         Total current assets                                                        54,022                 61,749
                                                                                  ---------              ---------
Property and Equipment:
     Property and equipment                                                         148,791                142,163
     Accumulated depreciation and amortization                                      (82,406)               (72,585)
                                                                                  ---------              ---------
         Property and equipment, net                                                 66,385                 69,578
                                                                                  =========              =========
Purchased intangible assets, net                                                     18,779                 18,805
Other assets                                                                          4,652                  4,564
                                                                                  ---------              ---------
Total Assets                                                                      $ 143,838              $ 154,696
                                                                                  =========              =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                             $  10,686              $  12,674
     Accrued expenses                                                                25,572                 23,361
     Deferred revenue                                                                18,352                 11,611
     Short term borrowings                                                            6,894                  5,820
                                                                                  ---------              ---------
         Total current liabilities                                                   61,504                 53,466
                                                                                  ---------              ---------
Deferred tax liability                                                                3,903                  3,423
Long term debt                                                                        2,517                    869
                                                                                  ---------              ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding                                  --                     --
     Common stock; $0.01 par value; 50,000,000 and 30,000,000
         authorized shares and 20,952,258 and 20,778,557 shares
         issued at September 30, 1997 and
         March 31, 1997, respectively                                                   209                    208
     Paid-in capital                                                                 47,277                 41,770
     Cumulative translation adjustment                                                  336                    749
     Retained earnings                                                               98,095                 84,214
     Less common stock in treasury, at cost (2,575,885 and
     1,172,408 shares at September 30, 1997 and March 31,
     1997, respectively)                                                            (70,003)               (30,003)
                                                                                  ---------              ---------
         Total stockholders' equity                                                  75,914                 96,938
                                                                                  ---------              ---------
Total Liabilities and Stockholders' Equity                                        $ 143,838              $ 154,696
                                                                                  =========              =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                   (unaudited)


                                                                                Six Months Ended September 30,
                                                                               ------------------------------
                                                                                     1997           1996
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  13,881      $  13,483
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                               11,709          7,933
         Minority interest                                                               --           (372)
         Other                                                                       (1,399)           494

     Changes in operating assets and liabilities                                      6,792          5,024
                                                                                  ---------      ---------
         Net cash provided by operating activities                                   30,983         26,562
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                       (7,609)       (16,329)
     Purchase of investments, net of cash acquired                                   (2,087)       (12,048)
                                                                                  ---------      ---------
         Net cash used in investing activities                                       (9,696)       (28,377)
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on credit facility                                                1,650             --
     Proceeds from debt obligations                                                  22,195             --
     Principal payments on debt obligations                                         (21,266)            --
     Proceeds from issuance of common and subsidiary stock                            3,900          2,156
     Tax benefit from exercise of non-qualified options and
         disqualifying dispositions                                                   1,516            276
     Payment for repurchase of company common stock                                 (40,000)          (498)
                                                                                  ---------      ---------
         Net cash (used in) provided by financing activities                        (32,005)         1,934
                                                                                  ---------      ---------

NET (DECREASE) INCREASE IN CASH                                                     (10,718)           119
Effect of exchange rate changes on cash                                                (211)            (3)
CASH, at end of prior period                                                         13,698         25,778
                                                                                  =========      =========
CASH, at end of current period                                                    $   2,769      $  25,894
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and March 31, 1997, and the results of operations for the three and six month periods ended September 30, 1997 and 1996 and cash flows for the six month periods ended September 30, 1997 and 1996.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The second quarter results of the majority owned foreign subsidiaries are included as of and for the three and six month periods ended June 30, 1997 and 1996. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in a non-majority owned company is accounted for on the equity method.

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

Note 4:  Effect of SFAS No. 128, No. 130 and No. 131:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), effective for financial statements issued for periods ending after December 15, 1997. The effect of the adoption of SFAS No. 128 on the accompanying financial statements will be as follows:

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                       -------------------------------------------------
                                          1997        1996         1997        1996
                                       -------------------------------------------------

       Net Income (in thousands)         $8,244      $7,189     $13,881      $13,483
        PER SHARE AMOUNTS:
          Earnings per share, as         $ 0.43      $ 0.35     $  0.73      $  0.66
             reported
          Effect of SFAS No. 128         $ 0.02      $ 0.02     $  0.03      $  0.03
                                       -------------------------------------------------

        Basic Earnings per share         $ 0.45      $ 0.37     $  0.76      $  0.69

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information"(SFAS No. 131).

SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature on the face of its financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for financial statements relating to periods beginning after December 15, 1997.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for financial statements relating to periods beginning after December 15, 1997.

The effects of SFAS No. 130 and SFAS No. 131 on the Company have not been considered at this time.

Note 5:  Credit Agreement:

On September 30, 1997, the Company terminated its existing $40 million credit facility and entered into a new $150 million credit agreement (the Credit Agreement) with a syndicate of commercial banks led by NationsBank, National Association with Fleet National Bank as co-agent. The Credit Agreement makes available (i) a $100 million revolving credit facility expiring September 30, 2000, (ii) a $10 million swing line facility expiring September 30, 2000, and
(iii) a $50 million 364 day line of credit facility expiring September 29, 1998 under which, the Company, at its option, may convert outstanding borrowings upon expiration into a term loan with a maturity of September 30, 2000. The Company may alternatively request, and the lenders have the option to provide, a renewal of the line of credit on a revolving basis for additional periods of up to 364 days each. At no time may the aggregate principal balance exceed $150 million under the Credit Agreement. As of September 30, 1997, $1.7 million was outstanding thereunder.

The Credit Agreement provides that borrowings accrue interest on a variable basis at (i) the London Interbank Offering Rate (LIBOR) (adjusted for any reserve requirements in force) plus an applicable margin ranging from 50 to
162.5 basis points, or (ii) the base rate, defined in the Credit Agreement as the greater of (a) the prime rate or (b) 50 basis points plus the federal funds rate as defined in the Credit Agreement. In addition, the Credit Agreement provides for unused facilities fees to accrue at a range of 12.5 to 37.5 basis points per annum multiplied by the unused portions of the revolving credit and line of credit facilities. The Credit Agreement is secured by the common stock or equivalent of several Company subsidiaries, is guaranteed by several Company subsidiaries, and contains certain financial covenants and other terms and conditions.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

The Company's revenues for the second quarter and first six months of fiscal 1998 increased 26.7 percent and 24.6 percent, respectively, compared with the same periods in fiscal 1997. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives worldwide and, to a lesser extent, revenues added by the acquisition by the Company on October 10, 1996 of a 51 percent interest in a Japanese based outdoor media business. In the U.S., the Catalina Marketing Network printed 660 million and 1,257 million promotions during the second quarter and first six months of fiscal 1998, respectively, up
15.0 percent and 14.8 percent compared to the same fiscal 1997 periods (574 million and 1,095 million promotions). The greater distribution of promotions is attributable to the broader reach of the Catalina Marketing Network and additional sales of category cycles. Catalina Marketing Services, operating the Company's base business in the U.S., contributed approximately $43.4 million and $83.4 million of revenues in the second quarter and first six months of fiscal 1998, respectively, up 15.0 percent and 14.2 percent over revenues of $37.7 million and $73.0 million in the comparable fiscal 1997 periods.

In the U.S., the Catalina Marketing Network was in 10,801 stores at September 30, 1997, which reach 142 million shoppers each week as compared to 10,470 stores reaching 136 million shoppers each week at September 30, 1996 and 10,745 stores reaching 144 million shoppers each week at March 31, 1997. The Health Resources Network was in 1,477 pharmacies at September 30, 1997 as compared to 715 pharmacies at September 30, 1996 and 1,195 pharmacies at March 31, 1997. Outside the U.S., the Catalina Marketing Network was in 913 stores at September 30, 1997, which reach 15 million shoppers each week as compared to 690 stores reaching 14 million shoppers each week at September 30, 1996 and 941 stores reaching 18 million shoppers each week at March 31, 1997. In the first six months of fiscal 1998, the Company installed its Catalina Marketing Network in 56 stores (net of deinstallations) in the U.S. as compared to 704 stores in the comparable fiscal 1997 period. The Company also installed its Health Resources Network in 282 pharmacies in the first six months of fiscal 1998 as compared to 478 pharmacies in the comparable fiscal 1997 period. Outside the U.S., the Company installed 272 stores in the first six months of fiscal 1998 as compared to 132 stores in the comparable fiscal 1997 period. During the first six months of fiscal 1998, the Company ceased operations in 300 stores in and around Mexico City.

Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan (purchased in October 1996). Direct operating expenses increased in absolute terms to $20.4 million and $38.4 million for the second quarter and first six months of fiscal 1998, respectively, from $14.9 million and $28.0 million in comparable periods of fiscal 1997. Direct operating expenses in the first six months of fiscal 1998 as a percentage of revenues increased to 38.7 percent from
35.1 percent in the comparable period of fiscal 1997. This increase in fiscal 1998 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Japan.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the second quarter and first six months of fiscal 1998 were $12.4 million and $25.3 million, respectively, compared to $11.7 million and $22.8 million for the same periods of fiscal 1997, increases of 6.5 percent and 11.0 percent. The increases relate primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses decreased 4.4 percent and 3.1 percent in the second quarter and first six months of fiscal 1998, to 23.6 percent and 25.5 percent, respectively, from 28.0 percent and 28.6 percent for the comparable periods of fiscal 1997. These decreases are principally due to the outdoor media business in Japan, which typically has a higher percentage of direct costs (as indicated above) and a smaller percentage of selling, general and administrative expenses than the Company's other businesses, as well as the cessation of the electronic clearing business on March 31, 1997.

Depreciation and amortization increased to $5.9 million and $11.6 million for the second quarter and first six months of fiscal 1998 from $4.1 million and $7.8 million for the comparable periods of fiscal 1997. Depreciation increased due to the increase in fiscal 1997 capital expenditures associated with new business ventures and data processing equipment.

Interest income (expense) and other decreased to $.4 million and $.8 million expense for the second quarter and first six months of fiscal 1998 from $.3 million and $.6 million income for the comparable periods of fiscal 1997. The decrease is primarily due to the Company incurring interest expense on borrowings from its credit facility during the second quarter and first six months of fiscal 1998.

The provision for income taxes increased to $9.3 million, 40.2 percent of income before income taxes and minority interest, for the first six months of fiscal 1998, compared to $8.6 million, 39.7 percent of income before income taxes and minority interest for the same period of fiscal 1997. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to utilize currently losses of majority owned foreign subsidiaries for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During the first six months of fiscal 1998 and 1997, the Company made capital expenditures of $7.6 million and $16.4 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first six months of fiscal 1998, the Company had a slower pace of U.S. store installations and spent $2.2 million less in data processing equipment and furniture and fixtures compared to the comparable fiscal 1997 period. Management believes that expenditures for capital equipment will remain between $25 million and $35 million annually for the foreseeable future.

During the first quarter of fiscal 1998, the Company purchased 1,403,477 shares of its common stock for $40 million, initiating and completing a $40 million share repurchase program approved by the Company's board as of March 31, 1997. The Company may consider additional share repurchases from time to time.

During the first six months of fiscal 1998, the Company borrowed approximately $27 million against its $40 million credit facility, $22 million of which was in connection with the completion of the $40 million common stock repurchase program referenced above, and $5 million of which was used to fund operations. The Company repaid approximately $25.3 million during the same period, for a net borrowing of $1.7 million on this facility during the first six months of fiscal 1998.

On September 30, 1997 the Company terminated its existing $40 million credit facility and entered into a new credit agreement (the Credit Agreement) with a syndicate of banks under which it may borrow up to $150 million, at variable rates calculated with reference to the London Interbank Offering Rate (LIBOR) or the higher of the bank prime rate or the Federal Funds rate plus 50 basis points for certain advances. The Credit Agreement expires on September 30, 2000. As of September 30, 1997, $1.7 million was outstanding thereunder.

The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on July 22, 1997. The following members were elected as Class III members of the Company's Board of Directors for the period ending as of the annual meeting of stockholders in 2000:

         Stephen I. D'Agostino
         Thomas G. Mendell
         Michael B. Wilson

         The terms of the other directors of the Company continued after the meeting. These directors are: George W. Off, Frank H. Barker, Patrick
         W. Collins, Fredrick W. Beinecke, Tommy D. Greer, Helene Monat, and Thomas W. Smith.

         With regard to the proposal to approve an amendment to the Company's Amended and Restated 1989 Stock Option Plan to increase by 1,250,000 the number of shares of common stock available for the grant of options thereunder, 12,511,197 votes were cast in favor, 1,692,640 were cast against, there were 8,411 abstentions, and the proposal was approved.

         With regard to the proposal to approve an amendment to the Company's Amended and Restated 1989 Stock Option Plan to provide for the acceleration of options if an optionee's employment is terminated under certain circumstances following a sale of the Company, 15,513,391 votes were cast in favor, 1,003,073 were cast against, there were 129,533 abstentions, and the proposal was approved.

         With regard to the proposal to ratify and approve the Company's independent public accountants for fiscal 1998, 16,626,382 votes were cast in favor, 12,426 were cast against, there were 7,189 abstentions, and the proposal was approved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.   Exhibits

                  10.26 Credit Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National Association, as agent and lender, and the other lenders party thereto

                  15       Acknowledgment Letter

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




November 6, 1997                    CATALINA MARKETING CORPORATION
                                    -----------------------------------
                                    (Registrant)






                                    /s/ Philip B. Livingston
                                    -----------------------------------
                                    Philip B. Livingston
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Authorized officer of Registrant
                                    and principal financial officer)