Form 10-Q
period 1997-12-31
CATALINA MARKETING CORP/DE
filed 1998-02-13
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                        33-0499007
-----------------------------------               ------------------------------
 (State of Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)

      11300 9th Street North
      St. Petersburg, Florida                                33716-2329
-----------------------------------               ------------------------------

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

         At February 9, 1998, Registrant had outstanding 18,481,675 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three month and nine month periods ended
                           December 31, 1997 and 1996                                                    3


                      Condensed Consolidated Balance Sheets at
                           December 31, 1997 and March 31, 1997                                          4


                      Condensed Consolidated Statements of Cash Flows
                           for the nine month periods ended
                           December 31, 1997 and 1996                                                    5

                      Notes to Condensed Consolidated
                           Financial Statements                                                          6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              8

PART II.      OTHER INFORMATION                                                                         12

     Item 6.      Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                              13

                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                            December 31,                    December 31,
                                                     -------------------------       -------------------------

                                                        1997            1996            1997            1996
                                                     ---------       ---------       ---------       ---------
Revenues                                             $  63,703       $  46,344       $ 163,089       $ 126,089

Costs and Expenses:
     Direct operating expenses                          23,752          16,055          62,192          44,054
     Selling, general and administrative                18,561          12,195          43,878          35,007
     Depreciation and amortization                       5,613           4,448          17,227          12,202
                                                     ---------       ---------       ---------       ---------
         Total costs and expenses                       47,926          32,698         123,297          91,263
                                                     ---------       ---------       ---------       ---------

Income From Operations                                  15,777          13,646          39,792          34,826

Interest Income (Expense) and Other                       (208)            273            (991)            846
                                                     ---------       ---------       ---------       ---------
Income Before Income Taxes and
     Minority Interest                                  15,569          13,919          38,801          35,672
Income Taxes                                            (4,706)         (5,607)        (14,057)        (14,249)
Minority Interest in losses of subsidiaries
                                                            --              --              --             372
                                                     ---------       ---------       ---------       ---------
     Net Income                                      $  10,863       $   8,312       $  24,744       $  21,795
                                                     =========       =========       =========       =========
Diluted:
     Net Income Per Common Share                     $    0.57       $    0.40       $    1.30       $    1.06
                                                     =========       =========       =========       =========
     Weighted Average Common Shares Outstanding
                                                        19,118          20,635          18,970          20,615
                                                     =========       =========       =========       =========
Basic:
     Net Income Per Common Share                     $    0.59       $    0.42       $    1.35       $    1.11
                                                     =========       =========       =========       =========
     Weighted Average Common Shares Outstanding
                                                        18,445          19,703          18,381          19,627
                                                     =========       =========       =========       =========


The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                   December 31,     March 31,
                                  ASSETS                               1997            1997
                                                                    ---------       ---------
Current Assets:
     Cash and cash equivalents                                      $  16,357       $  13,698
     Accounts receivable, net                                          29,379          28,367
     Deferred tax asset                                                11,761           7,467
     Prepaid expenses and other current assets                         12,895          12,217
                                                                    ---------       ---------
         Total current assets                                          70,392          61,749
                                                                    ---------       ---------
Property and Equipment:
     Property and equipment                                           150,691         142,163
     Accumulated depreciation and amortization                        (85,191)        (72,585)
                                                                    ---------       ---------
         Property and equipment, net                                   65,500          69,578
                                                                    ---------       ---------
Purchased intangible assets, net                                       18,604          18,805
Other assets                                                            4,223           4,564
                                                                    ---------       ---------
Total Assets                                                        $ 158,719       $ 154,696
                                                                    =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                               $   9,494       $  12,674
     Accrued expenses                                                  30,595          23,361
     Deferred revenue                                                  19,737          11,611
     Short term borrowings                                              5,092           5,820
                                                                    ---------       ---------
         Total current liabilities                                     64,918          53,466
                                                                    ---------       ---------
Deferred tax liability                                                  4,744           3,423
Long term debt                                                            616             869
                                                                    ---------       ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value; 5,000,000
         authorized shares; none issued and outstanding                    --              --
     Common stock; $0.01 par value; 50,000,000 authorized
         shares, and 21,027,397 and 20,778,557 shares issued
         at December 31, 1997 and March 31, 1997, respectively            210             208
     Paid-in capital                                                   49,595          41,770
     Cumulative translation adjustment                                   (319)            749
     Retained earnings                                                108,958          84,214
     Less common stock in treasury, at cost (2,575,885 and
     1,172,408 shares at
     December 31, 1997 and March 31,
     1997, respectively)                                              (70,003)        (30,003)
                                                                    ---------       ---------
         Total stockholders' equity                                    88,441          96,938
                                                                    ---------       ---------
Total Liabilities and Stockholders' Equity                          $ 158,719       $ 154,696
                                                                    =========       =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                Nine Months Ended December 31,
                                                              ----------------------------------
                                                                     1997           1996
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ 24,744       $ 21,795
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                               17,372         12,473
         Minority interest                                               --           (372)
         Other                                                          119          2,138

     Changes in operating assets and liabilities                      9,606          4,034
                                                                   --------       --------
         Net cash provided by operating activities                   51,841         40,068
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                      (14,144)       (26,431)
     Purchase of investments, net of cash acquired                   (2,087)       (18,028)
                                                                   --------       --------
         Net cash used in investing activities                      (16,231)       (44,459)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt obligations                                  31,486             --
     Principal payments on debt obligations                         (32,231)            --
     Proceeds from issuance of common and subsidiary stock            5,535          3,694
     Tax benefit from exercise of non-qualified options
         and disqualifying dispositions                               2,131            276
     Payment for repurchase of company common stock                 (40,000)        (3,647)
                                                                   --------       --------
         Net cash (used in) provided by financing activities        (33,079)           323
                                                                   --------       --------

NET INCREASE (DECREASE) IN CASH                                       2,531         (4,068)
Effect of exchange rate changes on cash                                 128            (63)
CASH, at end of prior period                                         13,698         25,778
                                                                   --------       --------
CASH, at end of current period                                     $ 16,357       $ 21,647
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1997 and March 31, 1997, and the results of operations for the three month and nine month periods ended December 31, 1997 and 1996 and cash flows for the nine month periods ended December 31, 1997 and 1996.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The third quarter balances and results of the majority owned foreign subsidiaries are included as of and for the three and nine month periods ended September 30, 1997 and 1996. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in a non-majority owned company is accounted for on the equity method.

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

Note 2.  Net Income Per Common Share:

In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Accordingly, diluted and basic earnings per share (EPS) are shown on the face of the accompanying condensed consolidated statements of income. The following is a reconciliation of the denominator of basic EPS to the denominator of diluted
EPS:

                                                 THREE MONTHS            NINE MONTHS
                                              ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                              ------------------------------------------
                                               1997        1996        1997        1996
                                              ------      ------      ------      ------
                                                (in thousands)
Basic weighted average common
     shares outstanding                       18,445      19,703      18,381      19,627
  Dilutive effect of options outstanding         673         932         589         988
                                              ------      ------      ------      ------

Diluted weighted average common shares
     outstanding                              19,118      20,635      18,970      20,615
                                              ======      ======      ======      ======

Options to purchase 220,500 shares of common stock at prices ranging from $53.50 to $43.50 per share were outstanding during the nine months ended December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.

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

Note 4:  Effect of SFAS No. 130 and No. 131:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131).

SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature on the face of its financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for financial statements relating to fiscal years beginning after December 15, 1997.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for financial statements relating to fiscal years beginning after December 15, 1997.

The effects of SFAS No. 130 and SFAS No. 131 on the Company have not been considered at this time.

Note 5:  Credit Agreement:

On September 30, 1997, the Company terminated its existing $40 million credit facility and entered into a new $150 million credit agreement (the Credit Agreement) with a syndicate of commercial banks led by NationsBank, National Association with Fleet National Bank as co-agent. The Credit Agreement makes available (i) a $100 million revolving credit facility expiring September 30, 2000, (ii) a $10 million swing line facility expiring September 30, 2000, and
(iii) a $50 million 364 day line of credit facility expiring September 29, 1998 under which, the Company, at its option, may convert outstanding borrowings upon expiration into a term loan with a maturity of September 30, 2000. The Company may alternatively request, and the lenders have the option to provide, a renewal of the line of credit on a revolving basis for additional periods of up to 364 days each. At no time may the aggregate principal balance exceed $150 million under the Credit Agreement. As of December 31, 1997, there were no borrowings outstanding thereunder.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

The Company's revenues for the third quarter and first nine months of fiscal 1998 increased 37.5 percent and 29.3 percent, respectively, compared with the same periods in fiscal 1997. The increase in revenues is primarily due to a greater distribution of Checkout Coupon(R) incentives worldwide, growth in new programs such as Checkout Direct(R) and, to a lesser extent, revenues added by the acquisition by the Company on October 10, 1996 of a 51 percent interest in a Japanese based outdoor media business. The Company believes that a portion of incremental revenue for the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 was attributable to a shift in the promotion plans of some clients whose spending the Company had originally anticipated would occur in the fourth quarter of fiscal 1998.In the U.S., the Catalina Marketing Network printed 764 million and 2,021 million promotions during the third quarter and first nine months of fiscal 1998, respectively, up 20.5 percent and 16.9 percent compared to the same fiscal 1997 periods (634 million and 1,729 million promotions). The greater distribution of promotions is attributable to the broader reach of the Catalina Marketing Network as well as additional sales of category cycles and the sale of new products and programs. Catalina Marketing Services, constituting the Company's base business in the U.S., contributed approximately $55.0 million and $138.4 million of revenues in the third quarter and first nine months of fiscal 1998, respectively, up 30.0 percent and 20.0 percent over revenues of $42.3 million and $115.3 million in the comparable fiscal 1997 periods.

In the U.S., the Catalina Marketing Network was in 10,979 stores at December 31, 1997, which reach 145 million shoppers each week as compared to 10,741 stores reaching 141 million shoppers each week at December 31, 1996 and 10,745 stores reaching 144 million shoppers each week at March 31, 1997. The Health Resources Network was in 1,566 pharmacies at December 31, 1997 as compared to 977 pharmacies at December 31, 1996 and 1,195 pharmacies at March 31, 1997. Outside the U.S., the Catalina Marketing Network was in 1,290 stores at December 31, 1997, which reach 19 million shoppers each week as compared to 837 stores reaching 18 million shoppers each week at December 31, 1996 and 941 stores reaching 18 million shoppers each week at March 31, 1997. In the first nine months of fiscal 1998, the Company installed its Catalina Marketing Network in 234 stores (net of deinstallations) in the U.S. as compared to 975 stores in the comparable fiscal 1997 period. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resources Network in 371 pharmacies in the first nine months of fiscal 1998 as compared to 740 pharmacies in the comparable fiscal 1997 period. Outside the U.S., the Company installed 349 stores in the first nine months of fiscal 1998 as compared to 279 stores in the comparable fiscal 1997 period. During the first six months of fiscal 1998, the Company ceased operations in 300 stores in and around Mexico City.

Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan (purchased in October 1996). Direct operating expenses increased in absolute terms to $23.8 million and $62.2 million for the third quarter and first nine months of fiscal 1998, respectively, from $16.1 million and $44.1 million in the comparable periods of fiscal 1997. Direct operating expenses in the first nine months of fiscal 1998 as a percentage of revenues increased to 38.1 percent from
34.9 percent in the comparable period of fiscal 1997. This increase in fiscal 1998 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Japan.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 1998 were $18.6 million and $43.9 million, respectively, compared to $12.2 million and $35.0 million for the same periods of fiscal 1997, increases of 52.2 percent and 25.3 percent. The increases relate primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses increased 2.8 percent in the third quarter of fiscal 1998, to 29.1 percent from 26.3 percent for the comparable period of fiscal 1997. This increase is principally due to a $3.5 million one time expense incurred in the third quarter of fiscal 1998 associated with the shutdown of Mexican operations. As a percentage of revenues for the first nine months of fiscal 1998, selling, general and administrative expenses decreased 0.9 percent to 26.9 percent from 27.8 percent for the comparable period of fiscal 1997. This decrease is principally due to the outdoor media business in Japan, which typically has a higher percentage of direct costs (as indicated above) and a smaller percentage of selling, general and administrative expenses than the Company's other businesses, as well as the fiscal 1997 period including the electronic clearing business which ceased operations on March 31, 1997, and was partially offset by the $3.5 million one time expense incurred related to the shutdown of the Mexican operations in the third quarter of fiscal 1998.

Depreciation and amortization increased to $5.6 million and $17.2 million for the third quarter and first nine months of fiscal 1998 from $4.4 million and $12.2 million for the comparable periods of fiscal 1997. Depreciation increased due to the increase in fiscal 1997 capital expenditures associated with new business ventures and data processing equipment.

Interest income (expense) and other decreased to $.2 million and $1.0 million expense for the third quarter and first nine months of fiscal 1998 from $.3 million and $.9 million income for the comparable periods of fiscal 1997. The decrease is primarily due to the Company incurring interest expense on borrowings from its credit facility during the third quarter and first nine months of fiscal 1998.

The provision for income taxes decreased to $4.7 million and $14.1 million (30.2 percent and 36.2 percent of income before income taxes and minority interest) for the third quarter and first nine months of fiscal 1998, respectively, compared to $5.6 million and $14.2 million (40.2 percent and 39.9 percent of income before income taxes and minority interest) for the same periods of fiscal 1997. The decrease in the provision for income taxes for fiscal 1998 is due to the $3.1 million tax benefit arising due to the shutdown of the Mexican operations. Excluding the effect of the Mexican operations shutdown, the Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to utilize currently losses of other majority owned foreign subsidiaries for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During the first nine months of fiscal 1998 and 1997, the Company made capital expenditures of $14.1 million and $26.5 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first nine months of fiscal 1998, the Company had a slower pace of U.S. store installations and spent $4.4 million less in data processing equipment and furniture and fixtures compared to the comparable fiscal 1997 period. Management believes that expenditures for capital equipment will remain between $20 million and $35 million annually for the foreseeable future.

During the first quarter of fiscal 1998, the Company purchased 1,403,477 shares of its common stock for $40 million, initiating and completing a $40 million share repurchase program approved by the Company's board as of March 31, 1997. Management has since been authorized to purchase up to $30 million of Company common stock subject to market conditions. During the fourth quarter of fiscal 1998 management has purchased to date 55,000 shares of its common stock for $2.7 million. The Company may consider additional share repurchases from time to time.

During the first nine months of fiscal 1998, the Company borrowed approximately $27 million against its $40 million credit facility, $22 million of which was in connection with the completion of the $40 million common stock repurchase program referenced above, and $5 million of which was used to fund operations. On September 30, 1997 the Company terminated its existing $40 million credit facility and entered into a new credit agreement (the Credit Agreement) with a syndicate of banks under which it may borrow up to $150 million, at variable rates calculated with reference to the London Interbank Offering Rate (LIBOR) or the higher of the bank prime rate or the Federal Funds rate plus 50 basis points for certain advances. The Credit Agreement expires on September 30, 2000. The Company repaid $27 million during the first nine months of fiscal 1998, leaving no outstanding balance on this facility at December 31, 1998.

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

         a.   Exhibits

                15     Acknowledgment Letter

                27     Financial Data Schedule (for SEC use only)

                99     Review Report of Independent Certified Public Accountants



         b.   Reports on Form 8-K

                Report dated October 15, 1997 regarding the Company's press release communicating its fiscal 1998 second quarter earnings

                Report dated November 11, 1997 regarding the Company's press release announcing $30 million share repurchase authorization

                Report dated November 20, 1997 regarding the Company's press release regarding the French high court's ruling against its majority-owned affiliate, Catalina Marketing of France

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




February 12, 1998                   CATALINA MARKETING CORPORATION
                                    ------------------------------
                                    (Registrant)






                                    /s/ Philip B. Livingston
                                    ------------------------------
                                    Philip B. Livingston
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Authorized officer of Registrant and
                                    principal financial officer)