Form 10-K405
period 1998-03-31
CATALINA MARKETING CORP/DE
filed 1998-06-03
CIK 883977

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM             TO
                                                 -----------    ----------

                        COMMISSION FILE NUMBER: 1-11008

                         CATALINA MARKETING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      33-0499007
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                     Identification Number)

   11300 9TH STREET NORTH, ST. PETERSBURG,                       33716-2329
                   FLORIDA                                       (Zip Code)
   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (813) 579-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH
                                                                EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             ------------------                               ----------------
        Common Stock, $0.01 Par Value                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]  No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of June 1, 1998, as reported by the New York Stock Exchange, Inc., was $832,572,548. The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of June 1, 1998, was 18,424,842.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Definitive Proxy Statement for 1998 -- are incorporated by reference in Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I

  Item 1  Business....................................................    1

  Item 2  Properties..................................................    4

  Item 3  Legal Proceedings...........................................    4

  Item 4  Submission of Matters to a Vote of Security Holders.........    4
PART II

  Item 5  Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................    4

  Item 6  Selected Financial Data.....................................    5

  Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5

  Item 7A Quantitative and Qualitative Disclosures About Market
          Risk........................................................   10

  Item 8  Consolidated Financial Statements and Supplementary Data....   10

  Item 9  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25
PART III

  Item 10 Directors and Executive Officers of the Registrant..........   25


  Item 11 Executive Compensation......................................   25


  Item 12 Security Ownership of Certain Beneficial Owners and
          Management..................................................   25
  Item 13 Certain Relationships and Related Transactions..............   25

PART IV

  Item 14 Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Catalina Marketing Corporation and subsidiaries ("Catalina Marketing", or the "Company"), through its Catalina Marketing Network(R), provide manufacturers of consumer and pharmaceutical products and retailers with a cost-effective method of delivering advertising messages and promotional incentives directly to "targeted" consumers based on their purchasing behavior. The Company assists manufacturers and retailers execute long-term marketing strategies to build consumer loyalty, promote products, and increase brand awareness and sales. The Company's principal operating units are Catalina Marketing Services, Catalina Marketing International, Health Resource Publishing Company, and SuperMarkets Online. As of March 31, 1998, Catalina Marketing employed 751 employees principally in the U.S. as well as in the United Kingdom, France, and Japan.

THE CATALINA MARKETING NETWORK

     Catalina Marketing, founded in 1983, developed and is continuously refining and upgrading a proprietary Electronic Marketing Network designed to utilize the Universal Product Code ("UPC") labeling convention and the widespread use of UPC scanning technology in retail stores. The Company has developed the technological capability to make coupon and related promotion delivery more responsive to consumer behavior while maintaining an advantage in terms of cost efficiency relative to alternative methods. The Catalina Marketing Network provides manufacturers and retailers with a high level of consumer targeting precision previously unavailable.

     The Company's primary business is the delivery of promotions at the checkout stand through the Catalina Marketing Network, which links the Company's software, personal computers, central data bases and specially designed thermal printers to point of sale controllers and scanning equipment. The system prints promotion incentives based upon information generated at the point of sale, from the purchased products' UPC. The Company's system evaluates scanner data, matches it with manufacturer or retailer programmed promotions and directs the thermal printer, which is located near the cash register, to print the appropriate promotion or message. Printing occurs throughout the checkout process and the promotions are handed directly to the shopper at the end of the shopping transaction.

     The Company enters into agreements with retail chains to install the Catalina Marketing Network in all or selected stores, either regionally or nationally. Upon installation, the retailer pays a one-time charge for each installation and generally agrees to use the Catalina Marketing Network in its stores for a minimum of five years. The Company pays distribution fees to the retailer based upon the number of manufacturer promotions printed. The equipment installed in each retail store includes a thermal printer at each checkout lane linked by a central personal computer on premises to the retailer's point of sale controller and scanning equipment. One of the Company's two U.S. hub data processing facilities communicates via modem with the personal computer installed in each store to send new promotional instructions and to retrieve performance data. The Company contracts with manufacturers and retailers to print promotions and receives a fee for each promotion printed.

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

     The Catalina Marketing Network's design is flexible and upgradable, and supports new applications being developed and implemented by the Company on a continuous basis. The Network is driven by proprietary software, and its flexibility permits the Network to expand and to evolve as industry or customer requirements change.

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

     The Company has developed several additional proprietary electronic marketing products and program enhancements for the Catalina Marketing Network (for example, Checkout Callcard(TM), Checkout Rebate(R), Checkout Sample(R)) that, combined with the Checkout Coupon programs, offer a broad range of products that can satisfy all of the marketing objectives of a consumer goods company and enable the Company's clients to impact every phase of the purchase cycle -- before, during and after the purchase. In addition, the Checkout Direct(R) program links the Catalina Marketing Network with a retailer's check-cashing or other card-based shopper program allowing marketers to monitor the buying patterns of specific households over time and issue promotions based on those patterns. The Company's Loyalty Marketing Services include frequent shopper card design and issuance functions, consumer maintenance, list appending and cleansing, data warehousing and reporting, and customer communications. Also, the Company actively assists, implements or otherwise encourages retailer support to supplement manufacturer Checkout Coupon programs with "tie-ins," such as newspaper advertising, posters and on-shelf signs.

     The Company's main revenue source is a function of total promotions distributed based on a per-promotion charge, with a minimum category fee determined with reference to the shopper reach of the Catalina Marketing Network, and category unit volume. Redemption processing of Checkout Coupon incentives is similar to that of regular manufacturer coupons. Retailers provide discounts to consumers who present coupons, then send redeemed coupons to clearinghouses and receive reimbursements for the discounts provided, plus handling fees, from the manufacturers.

     Catalina Marketing Services, constituting the Company's base business in the U.S., contributed approximately 83 percent of the Company's revenues in fiscal 1998, 89 percent in fiscal 1997, and 94 percent in fiscal 1996.

     The Company's international operations provide in-store electronic marketing services for consumers in the United Kingdom, France and Japan. As of March 31, 1998, the Company's network was in 1,372 retail stores throughout these countries. Also, through its joint venture in Japan, the Company provides outdoor media services.

     In fiscal 1995, the Company formed Health Resource Publishing Company ("HRP") to develop a new application of the Company's patented, in-store scanner-based technology. This application includes customized newsletters targeted to pharmacy customers based on their individual prescription purchases. The laser-printed publication offers medical condition-specific health information and savings on related products. The Health Resource Publishing Company newsletter is triggered by the National Drug Code found on all prescription drugs. When a prescription is processed, a customized newsletter with therapeutically relevant editorials and product advertising is printed at the pharmacy counter on a standard laser printer and handed to the customer along with the customer's filled prescription. As of March 31, 1998, the HRP system was in 1,920 stores in the United States.

SALES AND MARKETING

     Sales Force. The primary focus of the Company's marketing effort is to attract national consumer product manufacturers to purchase category cycles. The Company's sales and client service force focuses its services on current and prospective customers by working with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategy and objectives.

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

     At March 31, 1998, the Catalina Marketing Network was installed in 11,164 U.S. Checkout Coupon stores, which reach approximately 143 million shoppers each week. At March 31, 1998, outside the United States, the Catalina Marketing Network was installed in 1,372 stores, which reach approximately 20 million shoppers each week.

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

COMPETITION

     The Company competes for manufacturers' advertising and promotional budgets with a wide range of alternative media, including television, radio, print and direct mail advertising, as well as with several alternative in-store and point-of-sale programs. Within the coupon industry, the Company competes with various traditional coupon delivery methods that are more widely accepted and less expensive per delivered coupon, including free standing inserts (FSIs), newspapers, direct mail, magazines and in or on-product packaging, as well as other "in-store" marketing companies using a variety of coupon delivery methods. The Company competes for promotional dollars based on the efficiency of the Catalina Marketing Network, its ability to accurately and effectively target potential customers, the shopper "reach" of its network and its general ability to influence consumer buying behavior, thereby enabling a manufacturer or retailer to meet its strategic objectives and measure results based on units moved versus number of coupons printed.

EMPLOYEES

     The Company employed 751 persons (633 in the U.S.) as of March 31, 1998, substantially all of whom were full-time employees, and none of whom were covered by a collective bargaining arrangement. Approximately 30 percent of the Company's employees are located in the St. Petersburg, Florida headquarters.

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

     The Company believes that product recognition is an important competitive factor in the electronic marketing and promotion industry. Accordingly, the Company promotes its service marks and trademarks in connection with its product and marketing activities and has registered, and is in the process of registering, several marks. The Company also regards certain computer software included in the Catalina Marketing

Network and each additional service application as proprietary and seeks to protect it with copyrights, trade secret laws and internal non-disclosure agreements and safeguards, as well as by other means. Such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how, concepts or ideas.

ITEM 2.  PROPERTIES

     The Company's headquarters facility, which includes its principal administrative, marketing, management information systems and product development offices, is located in 65,207 square feet of leased space in St. Petersburg, Florida. The Company leases an additional 17 sales and support offices across the United States, consisting of approximately 181,130 square feet in the aggregate, and 3 offices for its foreign operations. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Catalina Marketing is often involved in litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought on by others. In the opinion of management of Catalina Marketing, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT APPLICABLE

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

A. MARKET PRICES OF STOCK

     The Company's Common Stock, par value $0.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "POS". The following table sets forth the high and low closing prices as reported by the NYSE for the Common Stock for the quarters ended as follows:

                                                              HIGH          LOW
                                                              ----          ---
Fiscal 1998:
  March 31, 1998............................................  $53 9/16   $42 1/16
  December 31, 1997.........................................   54 11/16   44 3/4
  September 30, 1997........................................   53 3/4     41 1/2
  June 30, 1997.............................................   48 1/8     25 3/8
Fiscal 1997:
  March 31, 1997............................................  $59 3/8    $39
  December 31, 1996.........................................   55 1/8     46
  September 30, 1996........................................   53 7/8     42 1/8
  June 30, 1996.............................................   45 3/4     36 3/16

B. STOCKHOLDERS

     As of March 31, 1998, there were approximately 553 registered holders of shares of Common Stock.

C. DIVIDENDS

     The Company has not paid any cash dividends to date, and there are no current plans to pay a cash dividend in the future.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected Income Statement Data and Balance Sheet Data set forth below are derived from the audited Consolidated Financial Statements of the Company and the related notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

                                                           FISCAL YEAR ENDED MARCH 31,
                                               ---------------------------------------------------
                                                 1998       1997       1996       1995      1994
                                               --------   --------   --------   --------   -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Revenues...................................  $217,150   $172,143   $134,155   $113,254   $91,448
  Costs and expenses:
     Direct operating expenses...............    84,191     62,482     47,661     41,389    35,383
     Selling, general and administrative.....    56,364     48,379     37,358     28,616    26,093
     Depreciation and amortization...........    23,703     17,939     14,328     15,073    11,428
                                               --------   --------   --------   --------   -------
  Total costs and expenses...................   164,258    128,800     99,347     85,078    72,904
                                               --------   --------   --------   --------   -------
  Income from operations.....................    52,892     43,343     34,808     28,176    18,544
  Net income.................................  $ 32,871   $ 27,241   $ 22,028   $ 17,229   $12,670
  Diluted net income per common share........  $   1.73   $   1.33   $   1.11   $   0.86   $  0.62
  Diluted weighted average common shares
     outstanding.............................    19,026     20,491     19,922     20,128    20,388
Other Data:
  U.S. Checkout Coupon stores installed at
     end of period...........................    11,164     10,745      9,766      9,004     7,481
  International Checkout Coupon stores
     installed at end of period..............     1,372        941        558        168       137
  Capital expenditures, net..................  $ 24,250   $ 34,605   $ 23,121   $ 19,048   $23,425
Balance Sheet Data:
  Cash and cash equivalents..................  $ 18,434   $ 13,698   $ 25,778   $ 30,729   $26,863
  Property and equipment, net................  $ 70,513   $ 69,578   $ 46,253   $ 37,440   $32,944
  Total assets...............................  $157,066   $154,696   $114,187   $ 96,556   $82,504
  Long term debt (including current portion
     of long term debt)......................  $  1,340   $  2,178   $     --   $     --   $    --
  Total stockholders' equity.................  $ 90,042   $ 96,938   $ 71,222   $ 55,494   $44,858

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

OVERVIEW

     The Company provides in-store electronic marketing services. Through its proprietary network, the Company provides manufacturers of consumer and pharmaceutical products and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. As part of the Company's core domestic consumer packaged goods service delivered over the Catalina Marketing Network, these programs offer manufacturers and retailers 13 four-week cycles each year which offer highly targeted product promotions or advertisements directly to consumers. Manufacturers and retailers may utilize the Catalina Marketing Network to create and deliver ads and promotions on an exclusive basis within any one of more than 500 product categories. Revenues from the Checkout Coupon program vary directly with the total number of coupons printed, subject to minimum category fees which are set based on the reach of the Catalina Marketing Network and the level of unit sales within each category. Outside its core domestic business, the Company's activities include HRP, which prints customized newsletters targeted to pharmacy customers based on their individual prescription purchases; SuperMarkets Online, which is the Company's internet initiative, and Catalina Marketing International, which has operations in the United Kingdom, France and Japan. In connection with its international activities, in October 1996, the Company purchased a 51% interest in a Japanese outdoor media company as part of the planned commencement of electronic marketing services on a joint venture basis in Japan.

RESULTS OF OPERATIONS

  Year Ended March 31, 1998 compared to Year Ended March 31, 1997

     Revenues were $217.1 million in fiscal 1998, up 26 percent over revenues of $172.1 in fiscal 1997. The increase in revenues is primarily due to a greater distribution of Checkout Coupon(R) incentives worldwide, growth in new programs such as Checkout Direct(R) and, to a lesser extent, revenues added by an acquisition by the Company on October 10, 1996 of a 51 percent interest in a Japanese based outdoor media business. In the U.S., the Catalina Marketing Network printed 2.56 billion promotions during fiscal 1998, up 10.9 percent compared to fiscal 1997 (2.31 billion promotions). Catalina Marketing Services, constituting the Company's base business in the U.S., contributed approximately $179.9 million of revenues in fiscal 1998, up 17 percent over revenues of $153.8 million in fiscal 1997.

     In the U.S., the Catalina Marketing Network was in 11,164 stores at March 31, 1998, which reach 143 million shoppers each week as compared to 10,745 stores reaching 144 million shoppers each week at March 31, 1997. The Company believes that the shopper reach statistic, which represents the average of the total transactions observed on the Company's Network for the three week period immediately preceding the fiscal year end period, was lower at March 31, 1998 than the March 31, 1997 level due to the timing of the Easter holiday. Easter occurred on April 10, 1998 as compared to March 30, 1997 in the prior year. As such, the heightened seasonal shopping activity associated with the holiday was captured by the prior year statistic, but is not reflected in the statistic as of March 31, 1998. Had the seasonal activity been reflected in the fiscal 1998 statistic, the Company believes the shopper reach statistic would have been approximately 146 million.

     The Health Resources Network was in 1,920 pharmacies at March 31, 1998 as compared to 1,195 pharmacies at March 31, 1997. Outside the U.S., the Catalina Marketing Network was in 1,372 stores at March 31, 1998, which reach 20 million shoppers each week as compared to 941 stores reaching 18 million shoppers each week at March 31, 1997. In fiscal 1998, the Company installed its Catalina Marketing Network in 419 stores (net of deinstallations) in the U.S. as compared to 979 stores in fiscal 1997. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resources Network in 725 pharmacies (net of deinstallations) in fiscal 1998 as compared to 958 pharmacies in fiscal 1997. Outside the U.S., the Company installed 431 stores (net of deinstallations) in fiscal 1998 as compared to 383 stores in fiscal 1997. During fiscal 1998, the Company ceased operations in 300 stores in and around Mexico City.

     Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan (purchased in October 1996). Direct operating expenses increased in absolute terms to $84.2 million in fiscal 1998 from $62.5 million in fiscal 1997. Direct operating expenses in fiscal 1998 as a percentage of revenues increased to 38.8 percent from 36.3 percent in fiscal 1997. This increase in fiscal 1998 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Japan.

     Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses in fiscal 1998 were $56.4 million compared to $48.4 million in fiscal 1997, an increase of 16.5 percent or $8.0 million. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses decreased 2.1 percent in fiscal 1998, to 26.0 percent from 28.1 percent in fiscal 1997. This decrease is due to the outdoor media business in Japan, which typically has a higher percentage of direct costs (as indicated above) and a smaller percentage of selling, general and administrative expenses than the Company's other businesses, as well as the fiscal 1997 period including the electronic clearing business which ceased operations on March 31, 1997. This decrease was partially offset by a $3.5 million one time expense incurred related to the shutdown of the Mexican operations in the third quarter of fiscal 1998.

     Depreciation and amortization increased to $23.7 million for fiscal 1998 from $17.9 million for fiscal 1997. Depreciation increased due to the increase in fiscal 1997 capital expenditures associated with new business ventures and data processing equipment.

     Interest income (expense) and other decreased to $1.0 million expense for fiscal 1998 from $1.2 million income for fiscal 1997. The decrease is primarily due to the Company incurring interest expense on borrowings from its credit facility during fiscal 1998.

     The provision for income taxes increased to $19.1 million (36.7 percent of income before income taxes and minority interest) for fiscal 1998 compared to $17.9 million (40 percent of income before income taxes and minority interest) for fiscal 1997. The decrease in the provision as a percent of income before income tax and minority interest for fiscal 1998 is due to a $3.1 million federal and state tax benefit arising from the shutdown of the Mexican operations in fiscal 1998. Excluding the effect of the Mexican operations shutdown, the Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to currently utilize losses of other majority owned foreign subsidiaries for tax purposes.

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

     Direct operating expenses increased in absolute terms to $62.5 million in fiscal 1997 from $47.7 million in fiscal 1996. Direct operating expenses in fiscal 1997 as a percentage of revenues increased to 36.3 percent from 35.5 percent in fiscal 1996. This increase in fiscal 1997 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Japan, expansion of the HRP operating unit and costs associated with the discontinuance of the electronic clearing business.

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

QUARTERLY RESULTS

     The following table presents certain unaudited quarterly results for the last eight quarters (dollars in thousands, except per share data):

                                                                            THREE MONTHS ENDED
                                             ---------------------------------------------------------------------------------
                                             MAR 31,   DEC 31,   SEPT 30,   JUNE 30,   MAR 31,   DEC 31,   SEPT 30,   JUNE 30,
                                              1998      1997       1997       1997      1997      1996       1996       1996
                                             -------   -------   --------   --------   -------   -------   --------   --------
Revenues................................... $54,061    $63,703    $52,727    $46,659   $46,054   $46,344    $41,618    $38,127
Direct operating expenses..................  21,999     23,752     20,407     18,033    18,428    16,055     14,863     13,136
Selling, general and administrative........  12,486     18,561     12,421     12,896    13,372    12,195     11,658     11,154
Depreciation and amortization..............   6,476      5,613      5,923      5,691     5,737     4,448      4,090      3,664
                                            -------    -------    -------    -------   -------   -------    -------    -------
Income from operations.....................  13,100     15,777     13,976     10,039     8,517    13,646     11,007     10,173
Interest income (expense) and other........      28       (208)      (390)      (393)      378       273        341        232
Income taxes...............................  (5,001)    (4,706)    (5,342)    (4,009)   (3,631)   (5,607)    (4,371)    (4,271)
Minority interest in losses of
  subsidiaries.............................      --         --         --         --       182        --        212        160
                                            -------    -------    -------    -------   -------   -------    -------    -------
Net income.................................  $8,127    $10,863    $ 8,244    $ 5,637    $5,446    $8,312    $ 7,189    $ 6,294
                                            =======    =======    =======    =======   =======   =======    =======    =======
Diluted net income per common share........  $  .43     $  .57    $   .43    $   .30    $  .27    $  .40    $   .35    $   .31
Diluted weighted average common shares
  outstanding..............................  19,107     19,118     19,146     19,072    20,539    20,635     20,608     20,432
U.S. Checkout Coupon Business:
Stores at quarter end......................  11,164     10,979     10,801     10,832    10,745    10,741     10,470     10,085
Net stores installed during quarter........     185        178        (31)        87         4       271        385        319
Promotions printed (in millions)...........     543        764        660        597       581       634        574        521
Weekly shopper reach at quarter end (in
  millions)................................     143        145        142        147       144       141        136        135

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During fiscal 1998 and fiscal 1997, the Company made net capital expenditures of $24.2 million and $34.6 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During fiscal 1998, the Company had a slower pace of U.S. store installations and spent $6.5 million less in data processing equipment and furniture and fixtures compared to fiscal 1997. Management believes that expenditures for capital equipment will remain between $20 million and $35 million annually for the foreseeable future.

     During fiscal 1998, the Company purchased 1,628,477 shares of its common stock for $50.8 million. Management is authorized to purchase an additional $19.2 million of Company common stock subject to market conditions. The Company may consider additional share repurchases from time to time. The Company expects share repurchases to be an ongoing and regular part of its financial strategy.

     During fiscal 1998 the Company borrowed approximately $27 million against its $40 million credit facility, $22 million of which was in connection with the common stock repurchase referenced above, and $5 million of which was used to fund operations. On September 30, 1997 the Company terminated its existing $40 million credit facility and entered into a new credit agreement (the Credit Agreement) with a syndicate of banks under which it may borrow up to $150 million, at variable rates calculated with reference to the London Interbank Offering Rate (LIBOR) or the higher of the bank prime rate or the Federal Funds rate plus 50 basis points for certain advances. The Credit Agreement expires on September 30, 2000. The Company repaid $27 million during fiscal 1998, leaving no outstanding balance on this facility at March 31, 1998.

     The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.

     The Company is aware of the Year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue. This plan includes a campaign which began in fiscal 1998 and will be completed in fiscal 1999 and includes spending of approximately $1.0 million for testing and upgrading hardware and software. The Company believes that it will be Year 2000 compliant without a material impact on its operations or financial results.

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

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements relating to fiscal years beginning after December 15, 1998. Earlier adoption is allowed.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance for expensing start-up costs and organization costs as incurred. SOP 98-5 is effective for financial statements relating to fiscal years beginning after December 15, 1998.

     The effects of SFAS No. 130, SFAS No. 131, SOP 98-1 and SOP 98-5 on the Company have not been considered at this time.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans.

SFAS No. 132 is effective for financial statements relating to fiscal years beginning after December 15, 1997; earlier application is encouraged. Management has implemented SFAS No. 132 for the year ended March 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   11
Consolidated Income Statements, Years ended March 31, 1998,
  1997 and 1996.............................................   12
Consolidated Balance Sheets at March 31, 1998 and 1997......   13
Consolidated Statements of Stockholders' Equity, Years ended
  March 31, 1998, 1997 and 1996.............................   14
Consolidated Statements of Cash Flows, Years ended March 31,
  1998, 1997 and 1996.......................................   15
Notes to the Consolidated Financial Statements..............   16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Catalina Marketing Corporation:

     We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida,
April 23, 1998

                         CATALINA MARKETING CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues....................................................  $217,150   $172,143   $134,155
Costs and Expenses:
  Direct operating expenses.................................    84,191     62,482     47,661
  Selling, general and administrative.......................    56,364     48,379     37,358
  Depreciation and amortization.............................    23,703     17,939     14,328
                                                              --------   --------   --------
          Total costs and expenses..........................   164,258    128,800     99,347
                                                              --------   --------   --------
Income From Operations......................................    52,892     43,343     34,808
Interest Income (Expense) and Other.........................      (963)     1,224      1,409
                                                              --------   --------   --------
Income Before Income Taxes and Minority Interest............    51,929     44,567     36,217
Income Taxes................................................    19,058     17,880     14,855
Minority Interest in Losses of Subsidiaries.................        --        554        666
                                                              --------   --------   --------
          Net Income........................................  $ 32,871   $ 27,241   $ 22,028
                                                              ========   ========   ========
Diluted:
  Net Income Per Common Share...............................  $   1.73   $   1.33   $   1.11
  Weighted Average Common Shares Outstanding................    19,026     20,491     19,922
Basic:
  Net Income Per Common Share...............................  $   1.78   $   1.39   $   1.14
  Weighted Average Common Shares Outstanding................    18,417     19,650     19,344

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                     ASSETS
Current Assets:
Cash and cash equivalents...................................  $ 18,434   $ 13,698
Accounts receivable, net....................................    20,251     28,367
Inventory...................................................     2,506        935
Deferred tax asset..........................................     9,666      7,467
Prepaid expenses and other current assets...................    12,710     11,282
                                                              --------   --------
          Total current assets..............................    63,567     61,749
                                                              --------   --------
Property and Equipment:
Store equipment.............................................   125,624    112,546
Furniture and office equipment..............................    24,743     19,597
Billboards..................................................     5,654      6,107
Leasehold improvements......................................     4,165      3,913
                                                              --------   --------
                                                               160,186    142,163
Less: accumulated depreciation..............................   (89,673)   (72,585)
                                                              --------   --------
          Property and equipment, net.......................    70,513     69,578
Purchased intangible assets, net............................    19,112     18,805
Other assets................................................     3,874      4,564
                                                              --------   --------
          Total Assets......................................  $157,066   $154,696
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................  $  8,348   $ 12,674
Taxes payable...............................................     1,380        928
Accrued expenses............................................    26,140     22,433
Deferred revenue............................................    20,116     11,611
Short term borrowings.......................................     5,537      5,820
                                                              --------   --------
          Total current liabilities.........................    61,521     53,466
                                                              --------   --------
Deferred tax liability......................................     5,073      3,423
Long term debt..............................................       430        869
Commitments and contingencies...............................
Stockholders' Equity:
Preferred stock; $.01 par value; 5,000,000 authorized
  shares; none issued and outstanding.......................        --         --
Common stock; $.01 par value; 50,000,000 authorized shares,
  and 18,379,153 and 20,778,557 shares issued at March 31,
  1998 and 1997, respectively...............................       184        208
Paid-in capital.............................................       685     41,770
Cumulative translation adjustment...........................      (135)       749
Retained earnings...........................................    89,308     84,214
Less common stock in treasury, at cost (1,172,408 shares at
  March 31, 1997)...........................................        --    (30,003)
                                                              --------   --------
          Total stockholders' equity........................    90,042     96,938
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $157,066   $154,696
                                                              ========   ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   COMMON STOCK
                                  --------------              CUMULATIVE                TREASURY STOCK         TOTAL
                                            PAR    PAID-IN    TRANSLATION   RETAINED   -----------------   STOCKHOLDERS'
                                  SHARES   VALUE   CAPITAL    ADJUSTMENT    EARNINGS   SHARES    AMOUNT       EQUITY
                                  ------   -----   --------   -----------   --------   ------   --------   -------------
BALANCE AT MARCH 31, 1995.......  20,048   $200    $ 29,681      $ 145      $ 34,945     (448)  $ (9,477)    $ 55,494
Proceeds from issuance of common
  stock.........................     412      5       2,652         --            --       --         --        2,657
Amortization of option-related
  compensation..................      --     --         133         --            --       --         --          133
Tax benefit from exercise of
  non-qualified stock options
  and disqualified
  dispositions..................      --     --       1,613         --            --       --         --        1,613
Common stock repurchase.........      --     --          --         --            --     (516)   (11,059)     (11,059)
Translation adjustment..........      --     --          --        356            --       --         --          356
Net income......................      --     --          --         --        22,028       --         --       22,028
                                  ------   ----    --------      -----      --------   ------   --------     --------
BALANCE AT MARCH 31, 1996.......  20,460   $205    $ 34,079      $ 501      $ 56,973     (964)  $(20,536)    $ 71,222
Proceeds from issuance of common
  stock.........................     266      3       4,628         --            --       --         --        4,631
Amortization of option-related
  compensation..................      --     --         202         --            --       --         --          202
Tax benefit from exercise of
  non-qualified stock options
  and disqualified
  dispositions..................      --     --         884         --            --       --         --          884
Common stock repurchase.........      --     --          --         --            --     (208)    (9,467)      (9,467)
Deferred compensation plan
  common stock units............      --     --         189         --            --       --         --          189
Issuance of common stock to
  replace Catalina Marketing
  U.K., Ltd. options............      11     --         157         --            --       --         --          157
Issuance of common stock in
  purchase of minority
  shareholders of Catalina
  Marketing U.K., Inc. .........      42     --       1,631         --            --       --         --        1,631
Translation adjustment..........      --     --          --        248            --       --         --          248
Net income......................      --     --          --         --        27,241       --         --       27,241
                                  ------   ----    --------      -----      --------   ------   --------     --------
BALANCE AT MARCH 31, 1997.......  20,779   $208    $ 41,770      $ 749      $ 84,214   (1,172)  $(30,003)    $ 96,938
Proceeds from issuance of common
  stock.........................     401      4       8,739         --            --       --         --        8,743
Amortization of option-related
  compensation..................      --     --         231         --            --       --         --          231
Tax benefit from exercise of
  non-qualified stock options
  and disqualified
  dispositions..................      --     --       2,842         --            --       --         --        2,842
Repurchase, retirement and
  cancellation of treasury
  stock.........................  (2,801)   (28)    (53,013)        --       (27,777)   1,172     30,003      (50,815)
Deferred compensation plan
  common stock units............      --     --         116         --            --       --         --          116
Translation adjustment..........      --     --          --       (884)           --       --         --         (884)
Net income......................      --     --          --         --        32,871       --         --       32,871
                                  ------   ----    --------      -----      --------   ------   --------     --------
BALANCE AT MARCH 31, 1998.......  18,379   $184    $    685      $(135)     $ 89,308       --   $     --     $ 90,042
                                  ======   ====    ========      =====      ========   ======   ========     ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Cash Flows from Operating Activities:
Net income..................................................  $ 32,871   $ 27,241   $ 22,028
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interest.........................................        --       (554)      (666)
  Depreciation and amortization.............................    23,934     18,264     14,461
  Provision for doubtful accounts...........................     1,389      1,197      1,307
  Deferred income tax.......................................      (549)     1,677      1,733
  Other.....................................................     1,182        193        (20)
Changes in operating assets and liabilities, net of effects
  from acquisitions:
  Accounts receivable.......................................     5,398     (4,180)   (11,460)
  Inventory, prepaid expenses and other assets..............    (3,152)    (3,681)    (3,698)
  Accounts payable..........................................    (3,079)     2,451      7,674
  Taxes payable.............................................       790        180        408
  Accrued expenses..........................................     2,699      4,090        (33)
  Deferred revenue..........................................     8,790     (2,611)    (6,382)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    70,273     44,267     25,352
                                                              --------   --------   --------
Cash Flows From Investing Activities:
Capital expenditures, net...................................   (24,250)   (34,605)   (23,121)
Purchase of investments, net of cash acquired...............    (2,087)   (18,028)      (725)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (26,337)   (52,633)   (23,846)
                                                              --------   --------   --------
Cash Flows From Financing Activities:
  Proceeds from debt obligations............................    40,427      1,138         --
  Principal payments on debt obligations....................   (40,487)    (1,458)        --
  Proceeds from issuance of common and subsidiary stock.....     8,543      5,090      2,990
  Tax benefit from exercise of non-qualified stock options
     and disqualified dispositions..........................     2,842        884      1,613
  Payment for repurchase of company common stock............   (50,815)    (9,467)   (11,059)
                                                              --------   --------   --------
          Net cash used in financing activities.............   (39,490)    (3,813)    (6,456)
                                                              --------   --------   --------
Net Change in Cash and Cash Equivalents.....................     4,446    (12,179)    (4,950)
Effect of Exchange Rate Changes on Cash.....................       290         99         (1)
Cash and Cash Equivalents, at beginning of year.............    13,698     25,778     30,729
                                                              --------   --------   --------
Cash and Cash Equivalents, at end of year...................  $ 18,434   $ 13,698   $ 25,778
                                                              ========   ========   ========
Supplemental Schedule of Other Transactions:
  Cash paid during the year for:
     Interest...............................................  $    616   $     70   $     --
     Income taxes...........................................  $ 17,174   $ 11,463   $ 14,906

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

     Description of the Business. The Company provides in-store electronic marketing services. Through its proprietary network, the Company provides consumer and pharmaceutical product manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. Additionally, a majority-owned subsidiary of the Company operates an outdoor media business in Japan. As of March 31, 1998, the Company's network was installed in 11,164 retail stores and 1,920 pharmacies throughout the United States and 1,372 retail stores throughout the United Kingdom, France and Japan.

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

     Allowance for Doubtful Accounts. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 1998 and 1997, the allowance for doubtful accounts was $703,000 and $1,613,000, respectively.

     Inventory. Inventory consists of paper used for promotion printing. Inventory is stated at the lower of cost, as determined by the first-in, first-out method, or market.

     Property and Equipment. Property and equipment are stated at cost. Depreciation of store equipment, billboards and furniture and office equipment is computed using the straight-line method based on the estimated useful lives of the related assets (generally three to eight years). Third party installation costs, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred.

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

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     Net Income Per Common Share. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Accordingly, diluted and basic earnings per share (EPS) are shown on the face of the accompanying consolidated income statements. The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                                                     MARCH 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Basic weighted average common shares outstanding............  18,417   19,650   19,344
Dilutive effect of options outstanding......................     609      841      578
                                                              ------   ------   ------
Diluted weighted average common shares outstanding..........  19,026   20,491   19,922
                                                              ======   ======   ======

     Options to purchase 215,000 shares of common stock at prices ranging from $51.31 to $53.50 per share were outstanding at March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

NOTE 2:  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Prepaid billboard rental....................................  $ 2,223   $ 3,972
Investments in deferred compensation plan...................    6,723     4,923
Other.......................................................    3,764     2,387
                                                              -------   -------
          Total prepaid expenses and other current assets...  $12,710   $11,282
                                                              =======   =======

     Purchased intangible assets, net include (dollars in thousands):

                                                                             MARCH 31,
                                                                         -----------------
                                                           USEFUL LIFE    1998      1997
                                                           -----------   -------   -------
                                                           (IN YEARS)
Patent license and retailer relationships in the United
  Kingdom................................................     20         $12,691   $12,691
Goodwill.................................................   20-40          7,721     6,661
Purchased patents........................................    7-8             150        --
Accumulated amortization.................................                 (1,450)     (547)
                                                                         -------   -------
          Purchased intangible assets, net...............                $19,112   $18,805
                                                                         =======   =======

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Accrued expenses include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Payroll related.............................................  $ 6,133   $ 6,262
Deferred compensation plan..................................    6,927     4,832
Sales commissions...........................................    3,215     1,798
Other.......................................................    9,865     9,541
                                                              -------   -------
          Total accrued expenses............................  $26,140   $22,433
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

     Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
DEFERRED TAX ASSETS
Payroll related.............................................  $ 3,495   $ 2,904
Deferred revenue............................................    2,845     1,158
Provision for doubtful accounts.............................      216       670
Accrued expenses............................................    1,796     1,655
Other.......................................................    2,299     2,091
                                                              -------   -------
                                                              $10,651   $ 8,478
                                                              -------   -------
DEFERRED TAX LIABILITIES
Depreciation and amortization...............................  $ 5,051   $ 3,423
Accrued expenses............................................      783       842
Other.......................................................      224       169
                                                              -------   -------
                                                              $ 6,058   $ 4,434
                                                              -------   -------
NET DEFERRED TAX ASSET......................................  $ 4,593   $ 4,044
                                                              =======   =======

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The provision for income taxes consisted of the following (in thousands):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Current taxes:
  Federal.................................................  $16,696   $13,678   $11,516
  State...................................................    2,033     1,877     1,236
  Foreign.................................................      878       648       370
                                                            -------   -------   -------
                                                             19,607    16,203    13,122
                                                            -------   -------   -------
Deferred taxes:
  Federal.................................................      377     1,629     1,555
  State...................................................       77       187       178
  Foreign.................................................   (1,003)     (139)       --
                                                            -------   -------   -------
                                                               (549)    1,677     1,733
                                                            -------   -------   -------
Provision for income taxes................................  $19,058   $17,880   $14,855
                                                            =======   =======   =======

     Taxes credited to stockholders' equity for the 1998, 1997 and 1996 fiscal years were $2,842,000, $884,000 and $1,613,000, respectively.

     The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company's provision for income taxes is as follows (dollars in thousands):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Federal statutory rate....................................       35%       35%       35%
Expected federal statutory tax............................  $18,175   $15,792   $12,909
State and foreign income taxes, net of federal benefit....    1,346     1,829     1,257
Effect of foreign subsidiary losses and their tax rates...    1,731       744       522
Effect of shutdown of Mexican operation...................   (2,566)       --        --
Tax free municipal bonds..................................       (8)     (245)     (332)
Other.....................................................      380      (240)      499
                                                            -------   -------   -------
          Provision for income taxes......................  $19,058   $17,880   $14,855
                                                            =======   =======   =======

NOTE 4:  SHORT TERM BORROWINGS AND LONG TERM DEBT

     As of March 31, 1998, the Company's short term borrowings and long term debt consisted of the following (dollars in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Short term borrowings with several Japanese banks and
  agents, interest from 1.625% to 4.5% as of March 31, 1998,
  maturing through December, 2000...........................  $4,627   $4,511
Long term debt (including current portion of long term debt)
  with several Japanese banks, interest from 2.125% to
  3.375% as of March 31, 1998, maturing through November,
  2000......................................................  $1,340   $2,178

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Maturities of long term debt are as follows as of March 31, 1998 (in thousands):

                                                              AMOUNT
                                                              ------
2000........................................................   $364
2001........................................................     66
                                                               ----
                                                               $430
                                                               ====

     On September 30, 1997, the Company terminated its existing $40 million credit facility and entered into a new $150 million credit agreement (the Credit Agreement) with a syndicate of commercial banks led by NationsBank, National Association with Fleet National Bank as co-agent. The Credit Agreement makes available (i) a $100 million revolving credit facility expiring September 30, 2000, (ii) a $10 million swing line facility expiring September 30, 2000, and
(iii) a $50 million 364 day line of credit facility expiring September 29, 1998 under which, the Company, at its option, may convert outstanding borrowings upon expiration into a term loan with a maturity of September 30, 2000. The Company may alternatively request, and the lenders have the option to provide, a renewal of the line of credit on a revolving basis for additional periods of up to 364 days each. At no time may the aggregate principal balance exceed $150 million under the Credit Agreement. As of March 31, 1998, there were no borrowings outstanding thereunder.

     The Credit Agreement provides that borrowings accrue interest on a variable basis at (i) the London Interbank Offering Rate (LIBOR) (adjusted for any reserve requirements in force) plus an applicable margin ranging from 50 to
162.5 basis points, or (ii) the base rate, defined in the Credit Agreement as the greater of (a) the prime rate or (b) 50 basis points plus the federal funds rate as defined in the Credit Agreement. In addition, the Credit Agreement provides for unused facilities fees to accrue at a range of 12.5 to 37.5 basis points per annum multiplied by the unused portions of the revolving credit and line of credit facilities. The Credit Agreement is secured by the common stock or equivalent of several Company subsidiaries, is guaranteed by several Company subsidiaries, and contains certain financial covenants, some of which include limitations on certain indebtedness, maintenance of a certain fixed charge and leverage ratio and other terms and conditions. As of March 31, 1998 the Company is in compliance with all financial covenants, thereto.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases was $2,466,000, $1,622,000 and $1,372,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year (the longest of which expires in 2008) as of March 31, 1998, are as follows: $2,198,000 in 1999, $1,917,000 in 2000, $641,000 in
2001, $649,000 in 2002, $485,000 in 2003 and $859,000 thereafter.

NOTE 6:  STOCK-BASED COMPENSATION PLANS

     The Company has a stock option plan, the 1989 Stock Option Plan (the "1989 Plan"); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the "Grant Plan"); and an employee stock purchase plan, the Employee Payroll Deduction Stock Purchase Plan (the "Purchase Plan").

     1989 Incentive Stock Option Plan. The 1989 Plan was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 5,750,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 4,751,112 shares have been granted under the 1989 Plan, of which options to purchase 1,693,970 shares were outstanding on March 31, 1998.

     The 1989 Plan provides for grants of Incentive Stock Options ("ISOs") to employees (including employee directors). Options granted under the 1989 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and generally have terms of five to ten years. In 1994, the 1989 Plan was amended to limit the term to six years. The exercise price of all ISOs granted under the 1989 Plan must be equal to the fair market value of the shares on the date of grant.

     Aggregate Stock Option Activity. As of March 31, 1998, options to purchase an aggregate of 2,143,555 shares had been exercised, including options to purchase 5,000 shares granted outside of the 1989 Plan; options to purchase an aggregate of 1,708,970 shares were outstanding, including options to purchase 15,000 shares outside of the 1989 Plan; and 1,917,475 shares remained available for future grants under the 1989 Plan. Of the options outstanding at March 31, 1998 and at March 31, 1997, options to purchase 602,835 and 887,756 shares were immediately exercisable, with weighted average exercise prices of $25.76 and $19.89, respectively.

     Stock option activity for the years ended March 31, 1996, 1997 and 1998 is as follows:

                                                              NUMBER     WEIGHTED AVERAGE
                                                             OF SHARES    OPTION PRICES
                                                             ---------   ----------------
Options outstanding at March 31, 1995......................  1,830,534        $16.37
Option activity:
  Granted..................................................    760,632         25.59
  Exercised................................................   (404,792)         6.38
  Canceled or expired......................................   (157,286)        21.78
                                                             ---------
Options outstanding at March 31, 1996......................  2,029,088         21.48
Option activity:
  Granted..................................................    653,260         44.02
  Exercised................................................   (251,668)        15.93
  Canceled or expired......................................   (295,260)        26.29
                                                             ---------
Options outstanding at March 31, 1997......................  2,135,420         28.37
Option activity:
  Granted..................................................    462,220         28.78
  Exercised................................................   (549,187)        20.02
  Canceled or expired......................................   (339,483)        32.07
                                                             ---------
Options outstanding at March 31, 1998......................  1,708,970         30.43

     Stock Grant Plan. The Grant Plan provides for grants of common stock to non-employee board members. As of March 31, 1998, 30,454 shares have been granted and 2,200 have been canceled leaving 71,746 shares available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably in annual installments over each Director's remaining term.

     Employee Stock Purchase Plan. In July 1994, the Purchase Plan was adopted by the Board of Directors and approved by the stockholders. Pursuant to the Purchase Plan, 300,000 shares of the Company's common stock were reserved for issuance. For the fiscal years ended March 31, 1998, 1997 and 1996, 28,709, 28,375, and 22,464 shares were purchased, respectively.

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

     The Company accounts for the option and stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recognized. The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No.
123) for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1996, 1997 and 1998: risk-free interest rates ranging from 5.26 to 6.86 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years; and expected volatility of 33.68 percent. The fair values of options granted in fiscal 1996, 1997 and 1998 are $6,859,229, $10,289,789, and $4,877,647, respectively, which would be amortized as compensation over the vesting period of the options.

                         OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------   ---------------------------------
                   OUTSTANDING     WEIGHTED AVERAGE                       EXERCISABLE
   RANGE OF           AS OF           REMAINING       WEIGHTED AVERAGE       AS OF        WEIGHTED AVERAGE
EXERCISE PRICES   MARCH 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE    MARCH 31, 1998    EXERCISE PRICE
---------------   --------------   ----------------   ----------------   --------------   ----------------
$15.50 - $25.50       703,740            2.2               $22.08           459,178            $21.35
$25.87 - $53.50     1,005,230            3.8               $36.43           143,657            $39.83
                    ---------                                               -------            ------
                    1,708,970                                               602,835            $25.76

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Net Income:
  As Reported.............................................  $32,871   $27,241   $22,028
  Pro Forma...............................................  $28,410   $24,351   $20,953
Diluted EPS:
  As Reported.............................................  $  1.73   $  1.33   $  1.11
  Pro Forma...............................................  $  1.49   $  1.19   $  1.05

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $358,000, $257,000, and $142,000 related to the purchase discount offered under the Purchase Plan for fiscal 1998, 1997 and 1996, respectively.

NOTE 7:  EQUITY TRANSACTIONS

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

     In fiscal 1998, the Company repurchased, retired and cancelled 1,628,477 shares of its common stock and retired and cancelled 1,172,408 shares of common stock previously held in treasury.

NOTE 8:  SAVINGS PLANS

     On June 1, 1992, the Company adopted a 401(k) Savings Plan. The Company's contributions during fiscal 1998 and 1997 were $635,000 and $349,000, respectively.

     On January 1, 1992, the Company adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is designed to permit select employees and directors

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of the Company to defer a portion of their compensation. Effective July 1, 1996, the Deferred Compensation Plan was amended and restated allowing participants to elect deferral of certain types of compensation, including directors fees, stock grants under the Grant Plan and shares issuable upon the exercise of stock options, into stock units (units in the Deferred Compensation Plan each of which represents a share of Company common stock) and creating the Catalina Marketing Corporation Deferred Compensation Trust (the "Trust"). Amounts deposited in stock unit accounts are distributed in the form of shares of Company common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

     The investment in the Deferred Compensation Plan and related liability are included in prepaid expenses and other current assets and accrued expenses of the consolidated balance sheets, respectively. The Company determined all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal 1998 and 1997 were not significant. Stock units are initially recorded at fair value.

NOTE 9:  DOMESTIC AND FOREIGN INFORMATION

                                                                    FISCAL YEARS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues:
  United States.............................................  $187,367   $158,105   $126,744
  United Kingdom............................................    10,925      7,797      6,022
  Japan.....................................................    12,544      2,909         --
  Other Foreign.............................................     8,435      5,036      2,519
  Foreign Eliminations......................................    (2,121)    (1,704)    (1,130)
                                                              --------   --------   --------
                                                              $217,150   $172,143   $134,155
Income (loss) from Operations:
  United States.............................................  $ 59,274   $ 46,359   $ 36,449
  United Kingdom............................................     2,121      1,159        847
  Japan.....................................................    (3,221)      (539)        --
  Other Foreign.............................................    (5,282)    (3,636)    (2,488)
                                                              --------   --------   --------
                                                              $ 52,892   $ 43,343   $ 34,808
Identifiable Assets at fiscal year end:
  United States, net of foreign intercompany receivables....  $111,966   $106,430   $101,885
  United Kingdom............................................    21,144     20,703      6,162
  Japan.....................................................    17,310     16,354         --
  Other Foreign.............................................     6,646     11,209      6,140
                                                              --------   --------   --------
                                                              $157,066   $154,696   $114,187

NOTE 10:  EFFECT OF SFAS NO. 130, 131, 132, SOP 98-1 AND SOP 98-5:

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

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for financial statements relating to fiscal years beginning after December 15, 1997.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements relating to fiscal years beginning after December 15, 1998. Earlier adoption is allowed.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance for expensing start-up costs and organization costs as incurred. SOP 98-5 is effective for financial statements relating to fiscal years beginning after December 15, 1998.

     The effects of SFAS No. 130, SFAS No. 131, SOP 98-1 and SOP 98-5 on the Company have not been considered at this time.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 is effective for financial statements relating to fiscal years beginning after December 15, 1997; earlier application is encouraged. Management has implemented SFAS No. 132 for the year ended March 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders under the captions "Compensation of Executive Officers and Non-Employee Directors," "Share Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors" and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission prior to August 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----
    (a)1.  Financial Statements. The following is a list of the
           Consolidated Financial Statements included in Item 8 of Part
           II.
           Report of Independent Certified Public Accountants..........   11
           Consolidated Income Statements, Years Ended March 31, 1998,
           1997 and 1996...............................................   12
           Consolidated Balance Sheets at March 31, 1998 and 1997......   13
           Consolidated Statements of Stockholders' Equity, Years Ended
           March 31, 1998, 1997 and 1996...............................   14
           Consolidated Statements of Cash Flows, Years Ended March 31,
           1998, 1997 and 1996.........................................   15
           Notes to the Consolidated Financial Statements..............   16
    (a)2.  Financial Statement Schedules (EDGAR only).
           All other schedules are omitted because they are not
           applicable or not required, or because the required
           information is included in the Consolidated Financial
           Statements or notes thereto.

     (a)3. Index to Exhibits

 EXHIBIT
   NO.                             DESCRIPTION OF DOCUMENT
---------                          -----------------------
  *3.3      --   Restated Certificate of Incorporation
 **3.3.1    --   Certificate of Amendment of Certificate of Incorporation, a
                 copy of which is attached as an exhibit to the Company's
                 Annual Report on Form 10-K for the year ended March 31, 1997
 **3.3.2    --   Certificate of Designation, Preferences and Rights setting forth the terms of the Company's Series X Junior
                 Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company's
                 Annual Report on Form 10-K for the year ended March 31, 1997
  *3.4      --   Restated Bylaws
**10.4      --   Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on
                 Form 10-K for the year ended March 31, 1994
**10.4.1    --   Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended June 30, 1997

 EXHIBIT
   NO.                             DESCRIPTION OF DOCUMENT
---------                          -----------------------
 *10.12     --   Form of Director and Officer Indemnification Agreement
**10.18     --   Lease Agreement dated as of June 30, 1993 by and between QP
                 One Corporation, a Minnesota corporation, as landlord, and
                 Registrant, as tenant, a copy of which is attached as an
                 exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.18.1   --   First Amendment dated as of December 20, 1993, to the Lease
                 Agreement dated as of June 30, 1993, by and between QP One
                 Corporation, a Minnesota corporation, as landlord, and
                 Registrant, as tenant, a copy of which is attached as an
                 exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.21     --   1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company's
                 Annual Report on Form 10-K for the year ended March 31, 1997
**10.22     --   Employee Payroll Deduction Stock Purchase Plan, a copy of
                 which is attached as an exhibit to the Company's Annual
                 Report on Form 10-K for the year ended March 31, 1995
**10.24     --   Lease Agreement dated as of September 5, 1996 by and between
                 Interior Design Services, Inc., a Florida corporation, as
                 landlord, and Registrant, as tenant, a copy of which is
                 attached as an exhibit to the Company's Annual Report on
                 Form 10-K for the year ended March 31, 1997
**10.25     --   Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C.,
                 as rights agent, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed on May 8,
                 1997
**10.26     --   Credit Agreement dated as of September 30, 1997, by and
                 between the Registrant and NationsBank, National
                 Association, as agent and lender, and the other lenders
                 party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended
                 September 30, 1997
  21        --   List of subsidiaries
  23        --   Consent of independent certified public accountants
  27        --   Financial Data Schedule (For SEC use only)

---------------

 * Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
** Previously filed as indicated.

     (b) Reports on Form 8-K:

          Report dated January 20, 1998 was filed with the Commission regarding the Company's press release communicating its fiscal 1998 third quarter earnings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on June 3, 1998.

                                          CATALINA MARKETING CORPORATION
                                          (Registrant)

                                          By:   /s/ PHILIP B. LIVINGSTON
                                            ------------------------------------
                                                   Philip B. Livingston,
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----
                 /s/ TOMMY D. GREER                    Chairman of the Board               June 3, 1998
-----------------------------------------------------
                   Tommy D. Greer

                  /s/ GEORGE W. OFF                    Chief Executive Officer and         June 3, 1998
-----------------------------------------------------    Director
                    George W. Off

                /s/ DANIEL D. GRANGER                  President and Chief Operating       June 3, 1998
-----------------------------------------------------    Officer, President, Catalina
                  Daniel D. Granger                      Marketing Services Division,
                                                         and Director

                 /s/ FRANK H. BARKER                   Director                            June 3, 1998
-----------------------------------------------------
                   Frank H. Barker

              /s/ FREDERICK W. BEINECKE                Director                            June 3, 1998
-----------------------------------------------------
                Frederick W. Beinecke

               /s/ PATRICK W. COLLINS                  Director                            June 3, 1998
-----------------------------------------------------
                 Patrick W. Collins

              /s/ STEPHEN I. D'AGOSTINO                Director                            June 3, 1998
-----------------------------------------------------
                Stephen I. D'Agostino

                  /s/ HELENE MONAT                     Director                            June 3, 1998
-----------------------------------------------------
                    Helene Monat

                 /s/ THOMAS W. SMITH                   Director                            June 3, 1998
-----------------------------------------------------
                   Thomas W. Smith

                /s/ MICHAEL B. WILSON                  Director                            June 3, 1998
-----------------------------------------------------
                  Michael B. Wilson

              /s/ PHILIP B. LIVINGSTON                 Senior Vice President and Chief     June 3, 1998
-----------------------------------------------------    Financial Officer
                Philip B. Livingston

                 /s/ TAMARA L. ZEPH                    Corporate Controller (Principal     June 3, 1998
-----------------------------------------------------    Accounting Officer)
                   Tamara L. Zeph