Form 10-Q
period 1998-06-30
CATALINA MARKETING CORP/DE
filed 1998-08-13
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                                       33-0499007
-------------------------------------------------               --------------------------------------------------
        (State of Other Jurisdiction of                                         (I.R.S. Employer
         Incorporation or Organization)                                      Identification Number)

             11300 9th Street North
            St. Petersburg, Florida                                                33716-2329
-------------------------------------------------               --------------------------------------------------

                                 (813) 579-5000
--------------------------------------------------------------------------------
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

     At August 10, 1998, Registrant had outstanding 18,502,127 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                     INDEX



                                                                                                        Page
                                                                                                        ----
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three month periods ended
                           June 30, 1998 and 1997                                                        3


                      Condensed Consolidated Balance Sheets at
                           June 30, 1998 and March 31, 1998                                              4


                      Condensed Consolidated Statements of Cash Flow
                           for the three month periods ended
                           June 30, 1998 and 1997                                                        5

                      Notes to Condensed Consolidated
                           Financial Statements                                                          6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                          8

PART II.      OTHER INFORMATION                                                                         10

SIGNATURES                                                                                              11




                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                     Three Months Ended
                                                           June 30,

                                                     1998          1997
                                                   ---------     ---------

Revenues                                            $ 56,834      $ 46,659

Costs and Expenses:
     Direct operating expenses                        23,550        18,033
     Selling, general and administrative              15,305        12,896
     Depreciation and amortization                     6,404         5,691
                                                    --------      --------
         Total costs and expenses                     45,259        36,620
                                                    --------      --------

Income From Operations                                11,575        10,039

Interest Expense and Other                               (28)         (393)
                                                    --------      --------
Income Before Income Taxes                            11,547         9,646
                                                    --------      --------
Income Taxes                                          (4,809)       (4,009)
                                                    --------      --------
     Net Income                                     $  6,738      $  5,637
                                                    ========      ========
Diluted:
     Net Income Per Common Share                    $   0.35      $   0.30
     Weighted Average Common Shares
        Outstanding                                   19,033        19,072
Basic:
     Net Income Per Common Share                    $   0.36      $   0.31
     Weighted Average Common Shares
        Outstanding                                   18,530        18,330







The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                            (unaudited)
                                                                              June 30,      March 31,
                                  ASSETS                                        1998          1998
                                                                            -----------     ---------
Current Assets:
     Cash and cash equivalents                                               $  24,674      $  18,434
     Accounts receivable, net                                                   22,689         20,251
     Deferred tax asset                                                         10,819          9,666
     Prepaid expenses and other current assets                                  17,507         15,216
                                                                             ---------      ---------
         Total current assets                                                   75,689         63,567
                                                                             ---------      ---------
Property and Equipment:
     Property and equipment                                                    164,892        160,186
     Accumulated depreciation and amortization                                 (93,558)       (89,673)
                                                                             ---------      ---------
         Property and equipment, net                                            71,334         70,513
                                                                             ---------      ---------
Purchased intangible assets, net                                                19,128         19,112
Other assets                                                                     4,392          3,874
                                                                             ---------      ---------
Total Assets                                                                 $ 170,543      $ 157,066
                                                                             =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $   8,245      $   8,348
     Accrued expenses                                                           34,318         27,520
     Deferred revenue                                                           20,055         20,116
     Short term borrowings                                                       5,089          5,537
                                                                             ---------      ---------
         Total current liabilities                                              67,707         61,521
                                                                             ---------      ---------
Deferred tax liability                                                           4,733          5,073
Long term debt                                                                     398            430
                                                                             ---------      ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding                             --             --
     Common stock; $0.01 par value; 50,000,000 authorized
         shares and 18,430,593 and 18,379,153 shares issued and
         outstanding at June 30, 1998 and March 31, 1998, respectively             184            184
     Paid-in capital                                                             2,347            685
     Cumulative translation adjustment                                            (872)          (135)
     Retained earnings                                                          96,046         89,308
                                                                             ---------      ---------
         Total stockholders' equity                                             97,705         90,042
                                                                             ---------      ---------
Total Liabilities and Stockholders' Equity                                   $ 170,543      $ 157,066
                                                                             =========      =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                  (unaudited)

                                                                Three Months Ended June 30,
                                                                --------------------------
                                                                   1998             1997
                                                                ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  6,738        $  5,637
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                               6,441           5,751
         Other                                                        (573)         (1,192)
     Changes in operating assets and liabilities                     2,164          10,811
                                                                  --------        --------
         Net cash provided by operating activities                  14,770          21,007
                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                      (8,242)         (3,512)
     Purchase of investments                                          (761)         (2,087)
                                                                  --------        --------
         Net cash used in investing activities                      (9,003)         (5,599)
                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on credit facility                                  --          11,500
     Proceeds from debt obligations                                  7,838          10,927
     Principal payments on debt obligations                         (8,322)        (10,867)
     Proceeds from issuance of common and subsidiary stock           1,203           2,375
     Tax benefit from exercise of non-qualified options                376              76
     Payment for repurchase of company common stock                     --         (40,000)
                                                                  --------        --------
         Net cash provided by (used in) financing activities         1,095         (25,989)
                                                                  --------        --------

NET INCREASE (DECREASE) IN CASH                                      6,862         (10,581)
Effect of exchange rate changes on cash                               (622)           (100)
CASH, at end of prior period                                        18,434          13,698
                                                                  --------        --------
CASH, at end of current period                                    $ 24,674        $  3,017
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and March 31, 1998, and the results of operations and cash flows for the three month periods ended June 30, 1998 and 1997.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The first quarter balances and results of the majority owned foreign subsidiaries are included as of and for the three month periods ended March 31, 1998 and 1997. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in a non-majority owned company is accounted for on the equity method.

These financial statements, including the condensed consolidated balance sheet as of March 31, 1998, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note 2.  Net Income Per Common Share:

The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      ----------------------
                                                         1998         1997
                                                      ----------------------

        Basic weighted average common
             shares outstanding                         18,530       18,330
          Dilutive effect of options outstanding           503          742
                                                      ----------------------

        Diluted weighted average common shares
             outstanding                                19,033       19,072


Options to purchase 553,710 shares of common stock at prices ranging from $51.31 to $53.50 per share were outstanding at June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

Note 3:  Accounting Changes:

In June 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and accordingly, comprehensive income is as follows:


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                      ------------------------
                                                         1998         1997
                                                      ------------------------
                                                           (in thousands)

        Net income                                      $ 6,738     $ 5,637
        Other comprehensive income, net of tax:
               Currency translation adjustment             (453)        253
                                                      ------------------------
        Comprehensive Income                            $ 6,285     $ 5,890

In June 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The effect of implementing SOP 98-1 was immaterial to the financial statements for the quarter ended June 30, 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS:

FISCAL 1999 COMPARED TO FISCAL 1998

The Company's revenues for the first quarter of fiscal 1999 increased 22 percent, compared with the same period in fiscal 1998. The increase in revenues is primarily due to growth in new programs such as Checkout Direct(R). Catalina Marketing Services, constituting the Company's base business in the U.S., contributed approximately $46.7 million of revenues in the first quarter of fiscal 1999, up 17 percent over revenues of $40.0 million in the comparable fiscal 1998 period.

In the U.S., the Catalina Marketing Network was in 11,432 stores at June 30, 1998, which reach 153 million shoppers each week as compared to 10,832 stores reaching 147 million shoppers each week at June 30, 1997 and 11,164 stores reaching 143 million shoppers each week at March 31, 1998. The Health Resources Network was in 2,256 pharmacies at June 30, 1998 as compared to 1,394 pharmacies at June 30, 1997 and 1,920 pharmacies at March 31, 1998. Outside the U.S., the Catalina Marketing Network was in 1,456 stores at June 30, 1998, which reach 23 million shoppers each week as compared to 1,057 stores reaching 20 million shoppers each week at June 30, 1997 and 1,372 stores reaching 20 million shoppers each week at March 31, 1998.

In the first quarter of fiscal 1999 the Company installed its Catalina Marketing Network in 268 stores (net of deinstallations) in the U.S. as compared to 87 stores in the comparable fiscal 1998 period. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resources Network in 336 pharmacies (net of deinstallations) in the first quarter of fiscal 1999 as compared to 199 stores in the comparable fiscal 1998 period. Outside the U.S., the Company installed 84 stores (net of deinstallations) in the first quarter of fiscal 1999 as compared to 116 stores in the comparable fiscal 1998 period.

Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan. Direct operating expenses increased in absolute terms to $23.6 million for the first quarter of fiscal 1999 from $18.0 million in the comparable period of fiscal 1998. Direct operating expenses in the first quarter of fiscal 1999 as a percentage of revenues increased to 41.4 percent from 38.6 percent in the comparable period of fiscal 1998. This increase in fiscal 1999 is principally attributable to the Company's increase in loyalty marketing programs which by their nature have a higher percentage of direct costs to revenue than the Company's other base business products.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 1999 were $15.3 million, compared to $12.9 million for the comparable period of fiscal 1998, an increase of 18.7 percent or $2.4 million. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses in the first quarter of fiscal 1999 decreased to 26.9 percent from 27.6 percent for the comparable period of fiscal 1998. This decrease is attributable to fiscal 1999 savings related to the closure of the Company's operations in Mexico in the second quarter of fiscal 1998.

Depreciation and amortization increased to $6.4 million for the first quarter of fiscal 1999 from $5.7 million for the comparable period in fiscal 1998. Depreciation increased due to the investment in capital expenditures associated with new business ventures and data processing equipment and the increase in stores installed.

Interest expense and other decreased to $28,000 for the first quarter of fiscal 1999 from $393,000 for the comparable period in fiscal 1998. The decrease is primarily due to the Company incurring interest expense on borrowings from its credit facility for the repurchase of $40 million of its common stock in the first quarter of fiscal 1998.

The provision for income taxes increased to $4.8 million (41.6 percent of income before income taxes) for the first quarter of fiscal 1999, compared to $4.0 million (41.6 percent of income before income taxes) for the same period in fiscal 1998. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes and the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During the first quarter of fiscal 1999 and 1998, the Company made capital expenditures of $8.2 million and $3.5 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first quarter of fiscal 1999, the Company had a faster pace of U.S. store installations and spent $1.9 million more in data processing equipment and furniture and fixtures compared to the comparable fiscal 1998 period. Management believes that expenditures for capital equipment will remain between $20 and $35 million annually for the foreseeable future.

In July 1998, the Company acquired Market Logic, a full service targeted marketing organization that specializes in the development and fulfillment of highly sophisticated, personalized direct marketing programs for retailers. In July 1998, the Company made a $2.9 million payment in accordance with terms of the purchase agreement for Market Logic. The agreement calls for the Company to make a series of four additional annual cash payments, which are contingent upon the financial performance of Market Logic for the fiscal 1999, 2000, 2001 and 2002 calendar years.

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

         a.   Exhibits

                  15       Acknowledgment Letter

                  27       Financial Data Schedule (for SEC use only)

                  99       Review Report of Independent Certified Public
                           Accountants

         b.   Reports of Form 8-K

                  Report dated April 24, 1998 was filed with the Commission regarding the Company's press release communicating its fiscal 1998 fourth quarter earnings.

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




August 13, 1998                             CATALINA MARKETING CORPORATION
                                            ------------------------------
                                            (Registrant)






                                            /s/ Philip B. Livingston
                                            --------------------------------
                                            Philip B. Livingston
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Authorized officer of Registrant
                                            and principal financial officer)