Form 10-Q
period 1998-09-30
CATALINA MARKETING CORP/DE
filed 1998-11-13
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   33-0499007
-----------------------------------          ----------------------------------
 (State of Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                  Identification Number)

      11300 9th Street North
     St. Petersburg, Florida                            33716-2329
-----------------------------------          ----------------------------------

                                 (813) 579-5000
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No

      At November 10, 1998, Registrant had outstanding 18,261,216 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Condensed Consolidated Statements of Income
                  for the three and six month periods ended
                  September 30, 1998 and 1997                                 3


               Condensed Consolidated Balance Sheets at
                  September 30, 1998 and March 31, 1998                       4


               Condensed Consolidated Statements of Cash Flows
                  for the six month periods ended
                  September 30, 1998 and 1997                                 5

               Notes to Condensed Consolidated
                  Financial Statements                                        6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders               12

   Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                    13

                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended              Six Months Ended
                                              September 30,                  September 30,
                                          1998            1997             1998           1997
                                          ----            ----             ----           ----
Revenues                               $  64,448       $  52,727       $ 121,282       $  99,386

Costs and Expenses:
   Direct operating expenses              28,198          20,407          51,748          38,440
   Selling, general and                   14,022          12,421          29,327          25,317
administrative
   Depreciation and amortization           6,638           5,923          13,042          11,614
                                       ---------       ---------       ---------       ---------
      Total costs and expenses            48,858          38,751          94,117          75,371
                                       ---------       ---------       ---------       ---------

Income From Operations                    15,590          13,976          27,165          24,015

Interest Expense and Other                (2,893)           (390)         (2,921)           (783)
                                       ---------       ---------       ---------       ---------
Income Before Income Taxes                12,697          13,586          24,244          23,232
Income Taxes                              (6,308)         (5,342)        (11,117)         (9,351)
                                       ---------       ---------       ---------       ---------
   Net Income                          $   6,389       $   8,244       $  13,127       $  13,881
Diluted:
   Net Income Per Common Share         $    0.34       $    0.43       $    0.69       $    0.73
   Weighted Average Common Shares
   Outstanding                            18,963          19,146          18,998          19,135
Basic:
   Net Income Per Common Share         $    0.35       $    0.45       $    0.71       $    0.76
   Weighted Average Common Shares
   Outstanding                            18,512          18,368          18,521          18,349

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            (unaudited)
                                                            September 30,          March 31,
                       ASSETS                                   1998                1998
                                                                ----                ----
Current Assets:
   Cash and cash equivalents                                  $  10,900           $  18,434
   Accounts receivable, net                                      33,715              20,251
   Deferred tax asset                                            10,440               9,666
   Prepaid expenses and other current assets                     18,160              15,216
                                                              ---------           ---------
      Total current assets                                       73,215              63,567
                                                              ---------           ---------
Property and Equipment:
   Property and equipment                                       173,512             160,186
   Accumulated depreciation and amortization                    (99,808)            (89,673)
                                                              ---------           ---------
      Property and equipment, net                                73,704              70,513
                                                              ---------           ---------
Purchased intangible assets, net                                 25,254              19,112
Other assets                                                      1,437               3,874
                                                              ---------           ---------
Total Assets                                                  $ 173,610           $ 157,066
                                                              =========           =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                           $  11,068           $   8,348
   Accrued expenses                                              34,058              27,520
   Deferred revenue                                              22,769              20,116
   Short term borrowings                                          5,276               5,537
                                                              ---------           ---------
      Total current liabilities                                  73,171              61,521
                                                              ---------           ---------
Deferred tax liability                                            5,007               5,073
Long term debt                                                      286                 430
                                                              ---------           ---------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock; $0.01 par value; 5,000,000
      authorized shares; none issued and outstanding                 --                  --
   Common stock; $0.01 par value; 50,000,000
      authorized shares and 18,236,119 and
      18,379,153 shares issued and outstanding at
      September 30, 1998 and March 31, 1998,
      respectively                                                  182                 184
   Paid-in capital                                                  251                 685
     Cumulative translation adjustment                             (675)               (135)
   Retained earnings                                             95,388              89,308
                                                              ---------           ---------
      Total stockholders' equity                                 95,146              90,042
                                                              ---------           ---------
Total Liabilities and Stockholders' Equity                    $ 173,610           $ 157,066
                                                              =========           =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                 Six Months Ended
                                                                   September 30,
                                                              1998               1997
                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 13,127           $ 13,881
   Adjustments to reconcile net income to net cash
     provided  by operating activities:
      Depreciation and amortization                           14,003             11,709
      Other                                                    2,204             (1,399)
   Changes in operating assets and liabilities                (9,438)             6,792
                                                            --------           --------
      Net cash provided by operating activities               19,896             30,983
                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                 (17,096)            (7,609)
   Purchase of investments, net of cash acquired              (2,480)            (2,087)
                                                            --------           --------
      Net cash used in investing activities                  (19,576)            (9,696)
                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on credit facility                              --              1,650
   Proceeds from debt obligations                             13,436             22,195
   Principal payments on debt obligations                    (13,369)           (21,266)
   Proceeds from issuance of common and subsidiary
     stock                                                     3,152              3,900
   Tax benefit from exercise of non-qualified
     options                                                   1,010              1,516
   Payment for repurchase of company common stock            (11,771)           (40,000)
                                                            --------           --------
      Net cash used in financing activities                   (7,542)           (32,005)
                                                            --------           --------

NET DECREASE IN CASH                                          (7,222)           (10,718)
Effect of exchange rate changes on cash                         (312)              (211)
CASH, at end of prior period                                  18,434             13,698
                                                            --------           --------
CASH, at end of current period                              $ 10,900           $  2,769
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and March 31, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and the statements of cash flows for the six month periods ended September 30, 1998 and 1997.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The second quarter balances and results of the wholly-owned and majority-owned foreign subsidiaries are included as of and for the three and six month periods ended June 30, 1998 and 1997. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in a non-majority owned company is accounted for on the equity method.

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

Note 2.  Net Income Per Common Share:

The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------------------------------
                                        1998       1997       1998       1997
                                     ------------------------------------------
     Basic weighted average
        common shares outstanding      18,512     18,368     18,521     18,349
       Dilutive effect of options
         outstanding                      451        778        477        786
                                     ------------------------------------------
     Diluted weighted average
        common shares outstanding      18,963     19,146     18,998     19,135

Options to purchase 550,900 shares of common stock at prices ranging from $51.31 to $54.50 per share were outstanding at September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

Note 3.  Accounting Changes:

In June 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and accordingly, comprehensive income is as follows (in thousands):

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------------------------------
                                       1998       1997       1998       1997
                                     ------------------------------------------
     Net income                      $ 6,389    $ 8,244    $ 13,127   $ 13,881
     Other comprehensive income,
         net of tax:
            Currency translation
             adjustment                  121       (507)       (332)      (254)
                                     ------------------------------------------
     Comprehensive Income            $ 6,510    $ 7,737    $ 12,795   $ 13,627

In June 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The effect of implementing SOP 98-1 was immaterial to the financial statements for the three and six month periods ended September 30, 1998.

Note 4.  Credit Facility:

In August 1998, the Company amended its $150 million credit agreement to extend the term of the $50 million 364 day line of credit facility to September 29, 1999 and modify certain terms and conditions of the agreement. At September 30, 1998, there were no borrowings outstanding thereunder.

Note 5.  Acquisitions:

Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing organization that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.7 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon the future operating performance of Market Logic. The purchase has been accounted for using the purchase method of accounting for acquisition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Certain statements in the following paragraphs are forward looking, and actual results may differ materially. Statements not based on historic facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, actual promotional activities and programs with the company's customers, the pace of installation of the Company's store network, the success of new services and businesses and the pace of their implementation, and the Company's ability to maintain favorable client relationships.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company's revenues for the second quarter and first six months of fiscal 1999 increased 22.2 percent and 22.0 percent, respectively, compared with the same periods in fiscal 1998. The increase in revenues is primarily due to growth in new programs such as Checkout Direct(R) and, to a lesser extent, revenues added by the acquisition of Market Logic, which closed on July 13, 1998. The Company's core domestic business, which includes primarily business generated by manufacturers and retailers through the Company's U.S. supermarket network, and certain other retailer programs, and including Market Logic, contributed approximately $52.2 million and $98.9 million of revenues, respectively, in the second quarter and first six months of fiscal 1999, up 20.3 percent and 18.6 percent over revenues of $43.4 million and $83.4 million, respectively, in the comparable fiscal 1998 periods.

In the U.S., the Catalina Marketing Network was in 11,621 stores at September 30, 1998, which reach 151 million shoppers each week as compared to 10,801 stores reaching 142 million shoppers each week at September 30, 1997, 11,164 stores reaching 143 million shoppers each week at March 31, 1998 and 11,432 stores reaching 153 million shoppers each week at June 30, 1998. The Health Resources Network was in 3,186 pharmacies at September 30, 1998 as compared to 1,477 pharmacies at September 30, 1997, 1,920 pharmacies at March 31, 1998 and 2,256 pharmacies at June 30, 1998. Outside the U.S., the Catalina Marketing Network was in 1,560 stores at September 30, 1998, which reach 24 million shoppers each week as compared to 913 stores reaching 15 million shoppers each week at September 30, 1997, 1,372 stores reaching 20 million shoppers each week at March 31, 1998 and 1,456 stores reaching 23 million shoppers each week at June 30, 1998.

In the first six months of fiscal 1999 the Company installed its Catalina Marketing Network in 457 stores (net of deinstallations) in the U.S. as compared to 56 stores in the comparable fiscal 1998 period. Deinstallation activity can and does occur primarily due to store closures made by retailers in the ordinary course of business as well as the consolidation and business combination of supermarket chains. The Company also installed its Health Resources Network in 1,266 pharmacies (net of deinstallations) in the first six months of fiscal 1999 as compared to 282 stores in the comparable fiscal 1998 period. Outside the U.S., the Company installed

188 stores (net of deinstallations) in the first six months of fiscal 1999 as compared to 272 stores (with respect to continuing operations, net of deinstallations) in the comparable fiscal 1998 period. During the first six months of fiscal 1998 the Company also ceased operations in 300 stores in and around Mexico City.

Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct marketing expenses, marketing expenses, the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan. Direct operating expenses increased in absolute terms to $28.2 million and $51.7 million for the second quarter and first six months of fiscal 1999, respectively, from $20.4 million and $38.4 million in the comparable periods of fiscal 1998. Direct operating expenses in the second quarter and first six months of fiscal 1999 as a percentage of revenues increased to 43.7 percent and 42.7 percent, respectively, from 38.7 percent in the comparable periods of fiscal 1998. This increase in fiscal 1999 is principally attributable to the Company's increase in loyalty and direct marketing programs,including Market Logic's business, which by their nature have a higher percentage of direct costs as a function of revenue than the Company's other base business products.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the second quarter and first six months of fiscal 1999 were $14.0 million and $29.3 million, respectively, compared to $12.4 million and $25.3 million for the comparable period of fiscal 1998, increases of 12.9 percent and 15.8 percent, respectively. The increases relate primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses decreased 1.8 percent and 1.3 percent in the second quarter and first six months of fiscal 1999, to
21.8 percent and 24.2 percent, respectively, from 23.6 percent and 25.5 percent for the comparable periods of fiscal 1998. This decrease is attributable to more disciplined spending on overhead costs in fiscal 1999.

Depreciation and amortization increased to $6.6 million and $13.0 million for the second quarter and first six months of fiscal 1999 from $5.9 million and $11.6 million for the comparable periods in fiscal 1998. Depreciation increased due to the investment in capital expenditures associated with new business ventures and data processing equipment and the increase in stores installed.

Interest expense and other increased to $2.9 million for the second quarter and first six months of fiscal 1999 from $.4 million and $.8 million for the comparable periods in fiscal 1998. The increase is primarily due to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999.

The provision for income taxes increased to $11.1 million (45.9 percent of income before income taxes) for the first six months of fiscal 1999, compared to $9.3 million (40.2 percent of income before income taxes) for the same period in fiscal 1998. The increase is primarily due to the valuation allowance recorded against the $3.0 million deferred tax benefit for the Intelledge investment write off in the second quarter of fiscal 1999. The Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes, the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes and, in the case of fiscal 1999, the valuation allowance referred to in the previous sentence.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During the first six months of fiscal 1999 and 1998, the Company made capital expenditures of $17.1 million and $7.6 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first six months of fiscal 1999, the Company had a faster pace of U.S. store installations and spent $2.6 million more in data processing equipment and furniture and fixtures compared to the comparable fiscal 1998 period. Management believes that expenditures for capital equipment will remain between $20 and $35 million annually for the foreseeable future.

Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing organization that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.7 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon the future operating performance of Market Logic.

During the first six months of fiscal 1999 and fiscal 1998, the Company purchased 270,100 and 1,403,477 shares of its common stock for $11.8 million and $40 million, respectively. Effective October 1998, the Company is authorized to purchase an additional $50 million of Company common stock subject to market conditions.

The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.

In the next two years, many companies will face potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue. This plan includes a campaign which began in fiscal 1998, will be completed in June 1999 and includes spending of approximately $1.4 million for testing and upgrading hardware and software. The Company has spent approximately $0.7 million on the year 2000 issue and is approximately 80 percent complete with its plan as of September 30, 1998.

In addition, the Company has contacted all of its hardware and software vendors, suppliers and financial institution partners to evaluate their compliance efforts. This information is being used to ensure the vendors' year 2000 efforts or lack of will not adversely impact the Company's operations.

The Company's manufacturer clients and retailers will also encounter year
2000 issues and are in various states of readiness. If these manufacturers or retailers encounter serious problems related to the year 2000 issue, those problems could have a material adverse impact on the operations of the Company. The Company believes the manufacturers and retailers are addressing the year 2000 issue and is closely monitoring the status of their readiness.

In the event that the Company's year 2000 compliance efforts are unsuccessful and/or one or more of the Company's critical internal systems are not year 2000 compliant by December 31, 1999, the following could occur, any of which could have a material adverse impact on the operations of the Company:

(a) Customer service could deteriorate to the point that a substantial number of the Company's customers move their account relationships to another organization;
(b) The Company may be unable to provide manufacturer and retail clients with timely and accurate information about program execution; or
(c)   The Company may be unable to fulfill various contractual obligations

The Company expects to formulate a contingency plan by June 1999 for the remote possibility that its business systems will not be year 2000 compliant. The Company will continue its efforts toward year 2000 compliance with a goal of June 1999 for completion of all testing and implementation of compliant systems.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's Annual Meeting of Stockholders was held on July 21, 1998. The following members were elected as Class III members of the Company's Board of Directors for the period ending as of the annual meeting of stockholders in 2001:

      Frank H. Barker
      Patrick W. Collins
      George W. Off

      The terms of the other directors of the Company continued after the meeting. These directors are: Fredrick W. Beinecke, Tommy D. Greer, Helene Monat, Thomas W. Smith, Stephen I. D'Agostino and Michael B. Wilson.

      With regard to the proposal to ratify and approve the Company's independent certified public accountants for fiscal 1999, 14,592,569 votes were cast in favor, 4,580 were cast against, there were 8,095 abstentions, and the proposal was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      a. Exhibits

           10.26.1 First Amendment dated as of August 12, 1998, to the Credit Agreement dated as of September 30, 1997, by and between the Registrant and Nationsbank, National Association, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended September 30, 1997

           15          Acknowledgment Letter

           27          Financial Data Schedule (for SEC use only)

           99          Review Report of Independent Certified Public Accountants

b.    Reports of Form 8-K

            Report dated July 16, 1998 was filed with the Commission regarding the Company's press release communicating its fiscal 1999 first quarter earnings.

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 13, 1998                   CATALINA MARKETING CORPORATION
                                    (Registrant)






                                    /s/ Daniel D. Granger
                                    ----------------------------------------
                                    Daniel D. Granger
                                    Chief Executive Officer
                                    (Authorized officer of Registrant)



                                    /s/ Tamara L. Zeph
                                    ----------------------------------------
                                    Tamara L. Zeph
                                    Corporate Controller
                                    (Principal accounting officer)