Form 10-Q
period 1998-12-31
CATALINA MARKETING CORP/DE
filed 1999-02-16
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From        to
                                               ------    -------

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    33-0499007
---------------------------------            -----------------------------------
(State of Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)

    11300 9th Street North
    St. Petersburg, Florida                             33716-2329
---------------------------------            -----------------------------------

                                 (727) 579-5000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
    -----           -----

         At February 10, 1999, Registrant had outstanding 18,449,441 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

                Condensed Consolidated Statements of Income
                     for the three and nine month periods ended
                     December 31, 1998 and 1997                              3


                Condensed Consolidated Balance Sheets at
                     December 31, 1998 and March 31, 1998                    4


                Condensed Consolidated Statements of Cash Flows
                     for the nine month periods ended
                     December 31, 1998 and 1997                              5

                Notes to Condensed Consolidated
                     Financial Statements                                    6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8

PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                              Three Months Ended               Nine Months Ended
                                                  December 31,                   December 31,
                                            -----------------------       -------------------------

                                              1998           1997            1998            1997
                                            --------       --------       ---------       ---------
Revenues                                    $ 67,604       $ 63,703       $ 188,886       $ 163,089

Costs and Expenses:
   Direct operating expenses                  27,279         23,752          79,027          62,192
   Selling, general and administrative        13,665         18,561          42,992          43,878
   Depreciation and amortization               6,931          5,613          19,973          17,227
                                            --------       --------       ---------       ---------
      Total costs and expenses                47,875         47,926         141,992         123,297
                                            --------       --------       ---------       ---------

Income From Operations                        19,729         15,777          46,894          39,792

Interest Income/(Expense) and Other              199           (208)         (2,722)           (991)
                                            --------       --------       ---------       ---------
Income Before Income Taxes                    19,928         15,569          44,172          38,801
Income Taxes                                  (7,913)        (4,706)        (19,030)        (14,057)
                                            --------       --------       ---------       ---------
   Net Income                               $ 12,015       $ 10,863       $  25,142       $  24,744
Diluted:
   Net Income Per Common Share              $   0.64       $   0.57       $    1.33       $    1.30
   Weighted Average Common Shares
   Outstanding                                18,891         19,118          18,964          18,970
Basic:
   Net Income Per Common Share              $   0.65       $   0.59       $    1.36       $    1.35
   Weighted Average Common Shares
   Outstanding                                18,398         18,445          18,483          18,381







The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                           (unaudited)
                                                           December 31,     March 31,
                       ASSETS                                  1998            1998
                                                            ---------       ---------
Current Assets:
   Cash and cash equivalents                                $   8,759       $  18,434
   Accounts receivable, net                                    37,422          20,251
   Deferred tax asset                                          11,898           9,666
   Prepaid expenses and other current assets                   19,320          15,216
                                                            ---------       ---------
       Total current assets                                    77,399          63,567
                                                            ---------       ---------
Property and Equipment:
   Property and equipment                                     185,029         160,186
   Accumulated depreciation and amortization                 (105,232)        (89,673)
                                                            ---------       ---------
       Property and equipment, net                             79,797          70,513
                                                            ---------       ---------

Purchased intangible assets, net                               26,357          19,112
Other assets                                                    1,688           3,874
                                                            ---------       ---------
Total Assets                                                $ 185,241       $ 157,066
                                                            =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $  10,300       $   8,348
   Accrued expenses                                            38,262          27,520
   Deferred revenue                                            14,304          20,116
   Short term borrowings                                        5,533           5,537
                                                            ---------       ---------
       Total current liabilities                               68,399          61,521
                                                            ---------       ---------
Deferred tax liability                                          6,074           5,073
Long term debt                                                    215             430
                                                            ---------       ---------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock; $0.01 par value;
      5,000,000 authorized shares; none
      issued and outstanding                                       --              --
   Common stock; $0.01 par value;
      50,000,000 authorized shares and
      18,307,176 and 18,379,153 shares
      issued and outstanding at December 31,
      1998 and March 31, 1998, respectively
                                                                  183             184
   Paid-in capital                                              2,970             685
    Cumulative translation adjustment                              (3)           (135)
   Retained earnings                                          107,403          89,308
                                                            ---------       ---------
      Total stockholders' equity                              110,553          90,042
                                                            ---------       ---------
Total Liabilities and Stockholders' Equity                  $ 185,241       $ 157,066
                                                            =========       =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                    Nine Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                  1998           1997
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 25,142       $ 24,744
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                20,035         17,372
     Other                                                         2,611            119
  Changes in operating assets and liabilities                    (19,340)         9,606
                                                                --------       --------
     Net cash provided by operating activities                    28,448         51,841
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                      (29,034)       (14,144)
  Acquisitions, net of cash acquired                              (3,970)        (2,087)
                                                                --------       --------
     Net cash used in investing activities                       (33,004)       (16,231)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on credit facility                                   --             --
  Proceeds from debt obligations                                  17,869         31,486
  Principal payments on debt obligations                         (17,848)       (32,231)
  Proceeds from issuance of common and subsidiary stock            5,087          5,535
  Tax benefit from exercise of non-qualified options               1,715          2,131
  Payment for repurchase of company common stock                 (11,771)       (40,000)
                                                                --------       --------
     Net cash used in financing activities                        (4,948)       (33,079)
                                                                --------       --------

NET (DECREASE)INCREASE IN CASH                                    (9,504)         2,531
Effect of exchange rate changes on cash                             (171)           128
CASH, at end of prior period                                      18,434         13,698
                                                                ========       ========
CASH, at end of current period                                  $  8,759       $ 16,357
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.       Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1998 and March 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and the statements of cash flows for the nine month periods ended December 31, 1998 and 1997.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The third quarter balances and results of the wholly-owned and majority-owned foreign subsidiaries are included as of and for the three and nine month periods ended September 30, 1998 and 1997. All material intercompany profits, transactions and balances have been eliminated. The Company's investment in a non-majority owned company was accounted for on the equity method.

These financial statements, including the condensed consolidated balance sheet as of March 31, 1998 which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note 2.       Net Income Per Common Share:

The following is a reconciliation of the denominator used in calculating basic earnings per share ("EPS") to the denominator used in calculating diluted EPS (in thousands):

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            DECEMBER 31,              DECEMBER 31,
                                                      ----------------------------------------------------
                                                         1998         1997         1998          1997
                                                      ----------------------------------------------------
       Basic weighted average common
            shares outstanding                          18,398       18,445       18,483        18,381
         Dilutive effect of options outstanding            493          673          481           589
                                                      ----------------------------------------------------

       Diluted weighted average common shares
            outstanding                                 18,891       19,118       18,964        18,970

Options to purchase 543,300 shares of common stock at prices ranging from $51.31 to $53.50 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

Note 3.       Accounting Changes:

In June 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and accordingly, comprehensive income is as follows (in thousands):

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            DECEMBER 31,              DECEMBER 31,
                                                      ----------------------------------------------------
                                                         1998         1997         1998          1997
                                                      ----------------------------------------------------
       Net income                                      $ 12,015     $ 10,863     $ 25,142      $ 24,744
       Other comprehensive income, net of tax:
           Currency translation adjustment                  417        (403)          81          (657)
                                                      ----------------------------------------------------

       Comprehensive Income                            $ 12,432     $ 10,460     $ 25,223      $ 24,087

In June 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The effect of implementing SOP 98-1 was immaterial to the financial statements for the three and nine month periods ended December 31, 1998.

Note 4.       Credit Facility:

In August 1998, the Company amended its $150 million credit agreement to extend the term of the $50 million 364 day line of credit facility to September 29, 1999 and modify certain terms and conditions of the agreement. At December 31, 1998, there were no borrowings outstanding thereunder.

Note 5.       Acquisitions:

Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing company that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.7 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon the future operating performance of Market Logic. The purchase has been accounted for using the purchase method of accounting for acquisition.

Effective December 30, 1998, the Company purchased from its minority stockholders the remaining ownership of Catalina Marketing of France, Inc. Catalina Marketing of France, Inc. owns substantially all of the outstanding stock of Catalina Marketing de France, S.A., the French operating company. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments to the minority stockholders, which are contingent upon the future operating performance of Catalina Marketing de France, S.A. The purchase has been accounted for using the purchase method of accounting.

Note 6. Subsequent Event:

Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls Incorporated which offers card-based loyalty marketing programs for retailers.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Certain statements in the following paragraphs are forward looking, and actual results may differ materially. Statements not based on historic facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, actual promotional activities and programs with the Company's customers, the pace of installation of the Company's store networks, the success of new services and businesses and the pace of their implementation, and the Company's ability to maintain favorable client relationships.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company's revenues for the third quarter and first nine months of fiscal 1999 increased 6.1 percent and 15.8 percent, respectively, compared with the same periods in fiscal 1998. The increase in revenues is due to both a growth in Checkout Direct(R) programs as well as increases in loyalty and other direct marketing programs. Loyalty and direct marketing programs include, among others, the revenues added by the acquisition of Market Logic, which closed on July 13, 1998. The Company's core domestic business, which includes primarily business generated by manufacturers and retailers through the Company's U.S. supermarket network, and certain other retailer programs, and including Market Logic, contributed approximately $54.0 million and $152.9 million of revenues, respectively, in the third quarter and first nine months of fiscal 1999, down
1.8 percent and up 10.5 percent, respectively, compared to revenues of $55.0 million and $138.4 million, respectively, in the comparable fiscal 1998 periods. The third quarter of fiscal 1998 results included an acceleration of certain programs originally intended for the fourth quarter of fiscal 1998. This shift did not occur from the fourth quarter of fiscal 1999 to the third quarter of fiscal 1999.

In the U.S., the Catalina Marketing Network was in 11,814 stores at December 31, 1998, which reach 156 million shoppers each week as compared to 10,979 stores reaching 145 million shoppers each week at December 31, 1997, 11,164 stores reaching 143 million shoppers each week at March 31, 1998 and 11,621 stores reaching 151 million shoppers each week at September 30, 1998. The Health Resources Network was in 3,733 pharmacies at December 31, 1998 as compared to 1,566 pharmacies at December 31, 1997, 1,920 pharmacies at March 31, 1998 and 3,186 pharmacies at September 30, 1998. Outside the U.S., the Catalina Marketing Network was in 1,811 stores at December 31, 1998, which reach 37 million shoppers each week as compared to 1,290 stores reaching 19 million shoppers each week at December 31, 1997, 1,372 stores reaching 20 million shoppers each week at March 31, 1998 and 1,560 stores reaching 24 million shoppers each week at September 30, 1998.

In the first nine months of fiscal 1999 the Company installed its Catalina Marketing Network in 650 stores (net of deinstallations) in the U.S. as compared to 234 stores in the comparable fiscal 1998 period. Deinstallation activity can and does occur primarily due to store closures made by retailers in the ordinary course of business as well as the consolidation and business combination of supermarket chains. The Company also installed its Health Resources Network in 1,813 pharmacies (net of deinstallations) in the first nine months of fiscal 1999 as compared to 371 stores in the comparable fiscal 1998 period. Outside the U.S., the Company installed 439 stores (net of deinstallations) in the first nine months of fiscal 1999 as compared to 649 stores (with respect to continuing operations, net of deinstallations) in the comparable fiscal 1998 period. During the first nine months of fiscal 1998 the Company also ceased operations in 300 stores in and around Mexico City.

Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct marketing expenses, marketing expenses, the expenses of operating and maintaining the Catalina Marketing Network (primarily expenses relating to operations personnel and service offices), provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Japan. Direct operating expenses increased in absolute terms to $27.3 million and $79.0 million for the third quarter and first nine months of fiscal 1999, respectively, from $23.8 million and $62.2 million in the comparable periods of fiscal 1998. Direct operating expenses in the third quarter and first nine months of fiscal 1999 as a percentage of revenues increased to 40.3 percent and 41.8 percent, respectively, from 37.3 percent and 38.1 percent in the comparable periods of fiscal 1998. This increase in fiscal 1999 is principally attributable to the Company's increase in loyalty and direct marketing programs, including Market Logic's business, which by their nature have a higher percentage of direct costs as a function of revenue than the Company's other core business services.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 1999 were $13.7 million and $43.0 million, respectively, compared to $18.6 million and $43.9 million for the comparable periods of fiscal 1998, decreases of 26.4 percent and 2.0 percent, respectively. As a percentage of revenues, selling, general and administrative expenses decreased 8.9 percent and 4.1 percent in the third quarter and first nine months of fiscal 1999, to
20.2 percent and 22.8 percent, respectively, from 29.1 percent and 26.9 percent for the comparable periods of fiscal 1998. These decreases are primarily attributable to a $3.5 million one time expense incurred in the third quarter of fiscal 1998 associated with the shutdown of the Company's Mexican operations. Additionally, the Company was successful in lowering and limiting certain categories of overhead expenses during the fiscal 1999 periods.

Depreciation and amortization increased to $6.9 million and $20.0 million for the third quarter and first nine months of fiscal 1999 from $5.6 million and $17.2 million for the comparable periods in fiscal 1998. Depreciation increased due to the investment in capital expenditures associated with new business ventures and data processing equipment and the increase in stores installed.

Interest income/(expense) and other was $0.2 million income for the third quarter of fiscal 1999 compared to $0.2 million expense for the comparable period in fiscal 1998 and was $2.7 million expense for the first nine months of fiscal 1999 compared to $1.0 million expense for the comparable nine month period in fiscal 1998. The favorable comparison for the third quarter of fiscal 1999 is primarily due to the Company incurring interest expense on borrowings from its credit facility during the third quarter of fiscal 1998. The comparatively high level of expense for the first nine months of fiscal 1999 is principally attributable to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999.

The provision for income taxes increased to $19.0 million (43.1 percent of income before income taxes) for the first nine months of fiscal 1999, compared to $14.1 million (36.2 percent of income before income taxes) for the same period in fiscal 1998. The increase is primarily due to the valuation allowance recorded against the $3.0 million deferred tax benefit for the Intelledge investment write off in the second quarter of fiscal 1999 and the $3.1 million tax benefit arising due to the shutdown of the Mexican operations in the third quarter of fiscal 1998. Excluding the effect of the Mexican operations shutdown, the Company's effective tax rate is higher than the expected federal statutory tax rate due to state and foreign income taxes, the inability to currently utilize losses of majority owned foreign subsidiaries for tax purposes and, in the case of fiscal 1999, the valuation allowance referred to in the previous sentence.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During the first nine months of fiscal 1999 and 1998, the Company made capital expenditures of $29.0 million and $14.1 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first nine months of fiscal 1999, the Company had a faster pace of U.S. store installations and spent $4.6 million more in data processing equipment and furniture and fixtures compared to the comparable fiscal 1998 period. Management believes that expenditures for capital equipment will remain between $40 and $50 million annually for the foreseeable future.

Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing company that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.7 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon the future operating performance of Market Logic.

Effective December 30, 1998, the Company purchased from its minority stockholders the remaining ownership of Catalina Marketing of France, Inc. Catalina Marketing of France, Inc.

owns substantially all of the outstanding stock of Catalina Marketing de France, S.A., the French operating company. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments to the minority stockholders, which are contingent upon the future operating performance of Catalina Marketing de France, S.A.

During the first nine months of fiscal 1999 and fiscal 1998, the Company purchased 270,100 and 1,403,477 shares of its common stock for $11.8 million and $40.0 million, respectively. Effective October 1998, the Company is authorized to purchase an additional $50 million of Company common stock subject to market conditions. The Company made no purchases of common stock during the third quarter of fiscal 1999.

The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.

In the next two years, many companies will face potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue. This plan includes a campaign which began in fiscal 1998, with a goal for completion in June 1999 and includes spending of approximately $1.4 million for testing and upgrading hardware and software. The Company has spent approximately $0.85 million on the year 2000 issue and is approximately 85 percent complete with its plan as of December 31, 1998.

In addition, the Company has contacted all of its hardware and software vendors, suppliers and financial institution partners to evaluate their compliance efforts. The Company has received responses from 96 percent of these parties. Those that have been deemed noncompliant have been evaluated and corrective action has been or will be taken to ensure the vendors' year 2000 efforts or lack of will not adversely impact the Company's operations.

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

The Company expects to formulate a contingency plan by June 1999 for the possibility that its business systems will not be year 2000 compliant. The Company will continue its efforts toward year 2000 compliance with a goal of June 1999 for completion of all testing and implementation of compliant systems.



                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

               15   Acknowledgment Letter

               27   Financial Data Schedule (for SEC use only)

               99   Review Report of Independent Certified Public Accountants

         b. Reports of Form 8-K

                  Report dated October 15, 1998 was filed with the Commission regarding the Company's press release communicating its fiscal 1999 second quarter earnings.

                  Report dated December 1, 1998 was filed with the Commission regarding the Company's press release announcing that its Chief Financial Officer, Philip Livingston, had resigned.

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




February 16, 1999               CATALINA MARKETING CORPORATION
                                -----------------------------------
                                (Registrant)






                                /s/ Daniel D. Granger
                                -----------------------------------
                                 Daniel D. Granger
                                 Chief Executive Officer
                                 (Authorized officer of Registrant)



                                /s/ Tamara L. Zeph
                                -----------------------------------
                                 Tamara L. Zeph
                                 Corporate Controller
                                 (Principal accounting officer)