Form 10-K
period 1999-03-31
CATALINA MARKETING CORP/DE
filed 1999-06-18
CIK 883977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM --------------- TO
                  ---------------

                        COMMISSION FILE NUMBER: 1-11008

                         CATALINA MARKETING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      33-0499007
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                     Identification Number)

   11300 9TH STREET NORTH, ST. PETERSBURG,                       33716-2329
                   FLORIDA                                       (Zip Code)
   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (727) 579-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH
                                                                EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                              ----------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of June 1, 1999, as reported by the New York Stock Exchange, Inc., was $1,648,484,213. The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of June 1, 1999, was 18,574,470.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Definitive Proxy Statement for 1999 -- are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I
  Item  1 Business....................................................    1
  Item  2 Properties..................................................    4
  Item  3 Legal Proceedings...........................................    4
  Item  4 Submission of Matters to a Vote of Security Holders.........    4
PART II
  Item  5 Market for Registrant's Common Stock and Related Stockholder    4
          Matters.....................................................
  Item  6 Selected Financial Data.....................................    5
  Item  7 Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
  Item 7A Quantitative and Qualitative Disclosures About Market
          Risk........................................................   10
  Item  8 Consolidated Financial Statements and Supplementary Data....   11
  Item  9 Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   27
PART III
  Item 10 Directors and Executive Officers of the Registrant..........   27

  Item 11 Executive Compensation......................................   27

  Item 12 Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
  Item 13 Certain Relationships and Related Transactions..............   27
PART IV
  Item 14 Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   27

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Catalina Marketing Corporation ("Catalina Marketing" or the "Company") provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufacturers and retailers. The Company's unique capability is to be able to offer precision targeted marketing in a way in which no other medium, such as television or radio, can perform. Catalina Marketing Corporation delivers strategic marketing solutions for retailers and manufacturers through a variety of product lines. The evolution of the Company's product lines has resulted in a single Targeted Marketing Services organization with interrelated operating groups, which engages consumers to facilitate their purchase decisions. As of March 31, 1999, the Company employed 1,001 people reporting into 22 offices throughout the United States, Europe and Asia.

TARGETED MARKETING SERVICES THROUGH THE CATALINA MARKETING NETWORK(R)

     Catalina Marketing Corporation was founded in 1983 to provide consumers with in-store targeted coupons. Employing data mining technology from the Company's in-store Network ("the Catalina Marketing Network"), Catalina Marketing now offers in-store, online, and at-home reach to provide its strategic marketing solutions. These solutions are purchase-based, individually customized communications and promotions for manufacturers and retailers that increase sales through incentives, loyalty programs, sampling, and advertising messages. The Company's services enable retailers and manufacturers to impact purchase decisions before, during and after the purchase using a variety of strategic, targeted programs.

     At present, the primary product line of the Catalina Marketing Network is the in-store delivery of incentives at the checkout. Catalina Marketing links its proprietary software, personal computers, central databases and specially designed thermal printers with a retailer's point-of-sale controllers and scanners. The system prints customized promotion certificates at the point of sale based on product Uniform Product Codes (UPCs) or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Catalina Marketing contracts with manufacturers and retailers to print promotions and receives a fee for each promotion printed.

     Catalina Marketing enters into agreements with retail chains to install the Catalina Marketing Network in all or selected stores within the chain, either regionally or nationally. Upon installation, the retailer pays a one-time fee for each installation and generally agrees to use the Network in its store for a minimum of five years. Catalina Marketing pays distribution fees to the retailer based on the number of manufacturer promotions printed.

     The equipment installed in each retail store consists of a thermal printer at each checkout lane linked by a personal computer on premises to the retailer's point-of-sale controller and scanning equipment. Catalina Marketing operates two United States data processing facilities that communicate via modem with the personal computers installed in the stores to send promotional instructions and retrieve performance data. All of the equipment and supplies, including computers, printers and paper, used in a retail installation are purchased through outside sources. While there are currently a few primary suppliers, Catalina Marketing believes that alternate sources of supply are available without material interruptions of the Company's business.

     The services of the Catalina Marketing Network are driven by proprietary software. The software design is flexible and upgradable, supporting new applications that are developed and implemented on a continuous basis. This flexibility allows the network to expand and evolve as industry or customer requirements change.

SERVICES

     Catalina Marketing offers its core programs and services through the Catalina Marketing Network, which is operated mainly in supermarkets. These targeted marketing solutions, including discount coupons, loyalty marketing programs, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers based on their actual purchase behavior. By specifying which purchases will "trigger" a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. An integrated program of applications is designed to reach shoppers before, during and after the purchase.

     Each application is designed to meet specific objectives of consumer packaged goods manufacturers and supermarket retailers. Loyalty Programs allow manufacturers and retailers to target specific households based on 52 weeks of past purchase data. For retailers, loyalty programs include frequent shopper card production and data management. Sampling programs target consumers based on either current purchase behavior or through a household-level database and deliver samples upon request. Samples can be full or trial-sized and delivered in-store or at home. Advertising programs allow manufacturers to reach a captive audience through a toll-free number, announcement or message delivered at the checkout stand. In-store instant-win games are tied-in with the retailer by offering a chance to win instantly at the checkout stand based on products that are purchased. Couponing programs, such as Checkout Coupon(R) and Checkout Direct(R), use patented UPC-based scanner technology to target consumers and distribute coupons at checkout based on actual purchase behavior.

     Catalina Marketing services can offer up to 13 four-week cycles of time on the network each year for more than 500 product categories, such as coffee, baby food and frozen entrees. Exclusive rights to product categories are generally given to the purchasers of specific cycle or cycles in particular product categories, and for national programs, a right of first acceptance to purchase the same cycles in the subsequent year is given to the manufacturer who purchased the earlier cycles.

     The primary revenue source of the Catalina Marketing Network is a function of total promotions printed based on a promotion charge, with a minimum category fee based on shopper reach of the network and category unit volume. Redemption processing of these promotions is similar to that of traditional manufacturer coupons. Retailers provide discounts to consumers who present the coupons, send redeemed coupons to clearinghouses, and receive reimbursements for the discounts provided and handling fees from the manufacturers.

     Loyalty marketing services offer targeted direct mail marketing services through Market Logic, acquired in July 1998, and loyalty card production services through Dynamic Controls Inc. (DCI or DCI Cardmarketing), acquired in January 1999.

     Catalina Marketing's core domestic product lines, described above, contributed approximately 80 percent of the Company's revenues in fiscal 1999, 83 percent in fiscal 1998, and 89 percent in fiscal 1997. As of March 31, 1999, the Catalina Marketing Network was installed in 12,092 United States supermarkets reaching more than 152 million shoppers in the United States weekly.

     The international operations of Catalina Marketing provide in-store electronic marketing services for consumers in Europe and Asia. The Company's current presence in Europe is in the United Kingdom and France. In Asia, the Company currently operates in Japan. As of March 31, 1999, Europe had reached more than 1,700 supermarket retailers, and weekly shopper reach was approximately 22 million. In Asia, where the Company provides outdoor media services, in addition to in-store electronic marketing services, two of the top five general merchandise stores have partnered with Catalina Marketing, including Jusco and Seiyu, for a weekly shopper reach now totaling nearly 7 million as of March 31, 1999.

     Developing product lines include Health Resource Publishing (HRP) and SuperMarkets Online (SMO). Health Resource Publishing, formed in fiscal 1995, uses an in-store prescription-based technology to provide direct-to-consumer advertising to pharmacy customers based on their individual pharmacy purchases or other related patient information. The Health Resource(R) newsletter is triggered by the National Drug Code found on all prescription drugs. When a prescription is processed, a customized newsletter with prescription information, therapeutically relevant editorial and product advertising material is printed and handed to the customer along with the prescription. As of March 31, 1999, the HRP system was installed in 3,861 pharmacy outlets. SuperMarkets Online (SMO), originally tested in fiscal 1996, provides the industry's only online secure coupon format through its ValuPage(SM) service at www.valupage.com. The ValuPage service was rolled out nationally in January 1998 and makes use of a bar code that, when printed at home and presented at the checkout lane of more than 9,300 participating supermarkets, along with the promoted items, issues Web Bucks, cash rewards that consumers use to save on their next visit to the store. SMO also offers a ValuPage e-mail service that delivers ValuPage coupons and other consumer packaged goods promotions directly to a shopper's e-mail in-box.

SALES AND MARKETING

     The Company has a manufacturer sales force and a retail sales and marketing force, both working on providing the Company's targeted marketing services to its customers. The combined manufacturer and retail sale forces provide a coordinated sale approach to each client in order to offer a tailored targeted marketing solution.

     Manufacturer Sales Force: The primary focus of the Company's marketing effort is to attract national consumer packaged goods manufacturers to purchase category cycles. The sales and client service force of Catalina Marketing focus on current and prospective customers, and work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategies and objectives.

     Retail Sales and Marketing Force: Catalina Marketing has two goals for its retail force. The first is to continue to expand the Catalina Marketing Network by installing stores in major markets that are not currently part of the Catalina Marketing Network. The second is to encourage currently installed retailers to use the Company's full-service loyalty marketing services, as well as Network-generated incentives to promote private label brands or high-margin departments.

RESEARCH AND DEVELOPMENT

     The Company's expenditures for research and development are generally for market research, software development, system upgrades and pilot-project execution to create, test and support new applications for the Catalina Marketing Network. Catalina Marketing believes that new service and application development, along with market expansion, are vital to maintain its continued growth.

COMPETITION

     Catalina Marketing competes for manufacturers' advertising and consumer promotion budgets with a wide range of media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Within the coupon industry, the Company competes with various traditional coupon delivery methods that are less expensive per delivered coupon, including free-standing inserts (FSIs), newspapers, direct mail, magazines and in- or on-product packaging, as well as other "in-store" marketing companies that use a variety of coupon delivery methods. Catalina Marketing competes for promotional dollars based on the efficiency of the Catalina Marketing Network, its ability to accurately and effectively target potential customers, the number of shoppers reached, and the general ability to influence consumer buying behavior. The end result is a lower cost per unit moved rather than number of coupons printed, enabling manufacturers and retailers to meet their strategic objectives.

EMPLOYEES

     Catalina Marketing employed 1,001 people as of March 31, 1999, substantially all of whom were full-time employees, and none of whom were covered by a collective bargaining arrangement. More than 840 are employed in the U.S. Approximately 28 percent of which are employed in the St. Petersburg, Florida headquarters.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     Catalina Marketing currently holds several United States and foreign patents on certain aspects of the Catalina Marketing Network and has several patent applications pending. These patents provide a competitive advantage; accordingly the Company will vigorously defend its proprietary rights in all appropriate circumstances. While patent position is important, Catalina Marketing believes its ability to market its services to retailers and manufacturers, and to develop new products, will be the major factor affecting its future performance.

     Catalina Marketing also believes that product recognition is an important competitive factor in the electronic marketing and promotion industry. Accordingly, the Company promotes its service marks and trademarks in connection with its product and marketing activities. It also regards certain computer software in the Catalina Marketing Network and each additional service application as proprietary and seeks to protect it with copyrights, trade secret laws and internal non-disclosure agreements and safeguards. Such methods may not afford complete protection, and there can be no assurance that others will not independently develop such know-how, concepts or ideas.

ITEM 2.  PROPERTIES

     The Company's headquarters facility, which includes its principal administrative, marketing, information technology and product development offices, is located in 65,207 square feet of leased space in St. Petersburg, Florida. The Company leases an additional 18 sales and support offices across the United States, consisting of approximately 157,000 square feet in the aggregate, and three offices for its foreign operations. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Catalina Marketing is involved in certain litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought on by others. In the opinion of management of Catalina Marketing, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

A. MARKET PRICES OF STOCK

     The Company's Common Stock, par value $0.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "POS". The following table sets forth the high and low closing prices as reported by the NYSE for the Common Stock for the quarters ended as follows:

                                                              HIGH     LOW
                                                              ----     ---
Fiscal 1999:
  March 31, 1999............................................  $85  7/8   $61 5/8
  December 31, 1998.........................................  $68  3/8   $41 1/2
  September 30, 1998........................................  $54 15/16  $39 1/2
  June 30, 1998.............................................  $56        $42 7/8
Fiscal 1998:
  March 31, 1998............................................  $53  9/16  $42 1/16
  December 31, 1997.........................................  $54 11/16  $44 3/4
  September 30, 1997........................................  $53  3/4   $41 1/2
  June 30, 1997.............................................  $48  1/8   $25 3/8

B. STOCKHOLDERS

     As of March 31, 1999, there were approximately 526 registered holders of shares of Common Stock.

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

                                                          FISCAL YEAR ENDED MARCH 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Revenues..................................  $264,783   $217,150   $172,143   $134,155   $113,254
  Costs and expenses:
     Direct operating expenses..............   110,167     84,191     62,482     47,661     41,389
     Selling, general and administrative....    59,363     56,364     48,379     37,358     28,616
     Depreciation and amortization..........    27,342     23,703     17,939     14,328     15,073
                                              --------   --------   --------   --------   --------
  Total costs and expenses..................   196,872    164,258    128,800     99,347     85,078
                                              --------   --------   --------   --------   --------
  Income from operations....................    67,911     52,892     43,343     34,808     28,176
  Net income................................  $ 37,608   $ 32,871   $ 27,241   $ 22,028   $ 17,229
  Diluted Net Income Per Common Share.......  $   1.98   $   1.73   $   1.33   $   1.11   $   0.86
  Diluted Weighted Average Common Shares
     Outstanding............................    19,009     19,026     20,491     19,922     20,128
Other Data:
  U.S. Checkout Coupon stores installed at
     end of period..........................    12,092     11,164     10,745      9,766      9,004
  International Checkout Coupon stores
     installed at end of period.............     1,935      1,372        941        558        168
  Capital expenditures, net.................  $ 39,954   $ 24,250   $ 34,605   $ 23,121   $ 19,048
Balance Sheet Data:
  Cash and cash equivalents.................  $ 13,942   $ 18,434   $ 13,698   $ 25,778   $ 30,729
  Property and equipment, net...............  $ 87,686   $ 70,513   $ 69,578   $ 46,253   $ 37,440
  Total assets..............................  $221,047   $157,066   $154,696   $114,187   $ 96,556
  Long term debt (including current portion
     of long term debt).....................  $  1,040   $  1,340   $  2,178         --         --
  Total stockholders' equity................  $120,933   $ 90,042   $ 96,938   $ 71,222   $ 55,494

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Catalina Marketing Corporation ("Catalina Marketing" or the "Company") provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufactur-ers and retailers. The Company's unique capability is to be able to offer precision targeted marketing in a way in which no other medium, such as television or radio, can perform. Catalina Marketing Corporation delivers strategic marketing solutions for retailers and manufacturers through a variety of product lines. The evolution of the Company's product lines has resulted in a single Targeted Marketing organization with interrelated operating groups, which engages consumers to facilitate purchase decisions. As of March 31, 1999, the Company employed 1,001 people reporting into 22 offices throughout the United States, Europe and Asia.

RESULTS OF OPERATIONS

  Year Ended March 31, 1999 compared to Year Ended March 31, 1998

     Revenues were $264.8 million in fiscal 1999, up 21.9 percent over revenues of $217.1 in fiscal 1998. The increase in revenues is due to both a growth in Checkout Direct(R) programs as well as increases in loyalty and other direct mail marketing programs. Loyalty and direct mail marketing programs include, among others, the revenues added by the acquisition of Market Logic, which was acquired on July 13, 1998 and DCI, which was acquired on January 4, 1999.

     In the United States, the Catalina Marketing Network was in 12,092 stores at March 31, 1999, which reach approximately 152 million shoppers each week as compared to 11,164 stores reaching approximately 143 million shoppers each week at March 31, 1998. The Health Resource Network was in 3,861 pharmacies at March 31, 1999 as compared to 1,920 pharmacies at March 31, 1998. Outside the U.S., the Catalina Marketing Network was in 1,935 stores at March 31, 1999, which reach approximately 29 million shoppers each week as compared to 1,372 stores reaching approximately 20 million shoppers each week at March 31, 1998. In fiscal 1999, the Company installed its Catalina Marketing Network in 928 stores (net of deinstallations) in the United States as compared to 419 stores in fiscal 1998. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 1,941 pharmacies (net of deinstallations) in fiscal 1999 as compared to 725 pharmacies in fiscal 1998. Outside the United States, the Company installed 563 stores (net of deinstallations) in fiscal 1999 as compared to 731 stores (with respect to continuing operations, net of deinstallations) in fiscal 1998. During fiscal 1998, the Company ceased operations in 300 stores in and around Mexico City.

     Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct mail marketing expenses, marketing expenses, the expenses of operating and maintaining the Catalina Marketing Network, primarily expenses relating to operations personnel and service offices, provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $110.2 million in fiscal 1999 from $84.2 million in fiscal 1998. Direct operating expenses in fiscal 1999 as a percentage of revenues increased to 41.6 percent from 38.8 percent in fiscal 1998. This increase in fiscal 1999 is principally attributable to the Company's increase in loyalty and direct marketing programs, including Market Logic and DCI businesses, which by their nature have a higher material cost component of direct costs as a function of revenue than the Company's other core product line services.

     Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses in fiscal 1999 were $59.4 million compared to $56.4 million in fiscal 1998, an increase of 5.3 percent or $3.0 million. The increase relates primarily to administrative expenses of new business ventures and products which were partially offset by the $3.5 million one time expense incurred in the third quarter of fiscal 1998 associated with the shutdown of the Company's Mexican operations. As a percentage of revenues, selling, general and administrative expenses decreased 3.6 percent in fiscal 1999, to 22.4 percent from 26.0 percent in fiscal 1998. This decrease is primarily attributable to the $3.5 million charge referred to above. Additionally, the Company was successful in lowering and limiting certain categories of overhead expenses during the fiscal 1999 periods.

     Depreciation and amortization increased to $27.3 million for fiscal 1999 from $23.7 million for fiscal 1998. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets related to the Company's acquisitions.

     Interest income (expense) and other was $2.3 million net expense for fiscal 1999 compared to $1.0 million net expense for fiscal 1998. The increase in expense is principally attributable to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999. As a partial offset, the Company incurred interest expense on borrowings from its credit facility during the fiscal 1998 and had no borrowings on this facility in fiscal 1999.

     The provision for income taxes increased to $28.0 million, or 42.7 percent of income before income taxes, for fiscal 1999 compared to $19.1 million, or
36.7 percent of income before income taxes, for fiscal 1998. The increase is primarily due to the valuation allowance recorded against the $3.0 million deferred tax benefit for the Intelledge investment write off in the second quarter of fiscal 1999 and the $3.1 million tax benefit arising due to the shutdown of the Mexican operations in the third quarter of fiscal 1998. Excluding the effect of the Mexican operations shutdown, the Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes, the inability to currently utilize losses of a majority owned foreign subsidiary for tax purposes and, in the case of fiscal 1999, the valuation allowance referred to in the previous sentence.

  Year Ended March 31, 1998 compared to Year Ended March 31, 1997

     Revenues were $217.1 million in fiscal 1998, up 26 percent over revenues of $172.1 in fiscal 1997. The increase in revenues is primarily due to a greater distribution of Checkout Coupon incentives worldwide, growth in new programs such as Checkout Direct and, to a lesser extent, revenues added by an acquisition by the Company on October 10, 1996 of a 51 percent interest in an Asian based outdoor media business. In the United States, the Catalina Marketing Network printed 2.56 billion promotions during fiscal 1998, up 10.9 percent compared to 2.31 billion promotions fiscal 1997.

     In the U.S., the Catalina Marketing Network was in 11,164 stores at March 31, 1998, which reach approximately 143 million shoppers each week as compared to 10,745 stores reaching approximately 144 million shoppers each week at March 31, 1997. The Company believes that the shopper reach statistic, which represents the average of the total transactions observed on the Company's Network for the three week period immediately preceding the fiscal year end period, was lower at March 31, 1998 than the March 31, 1997 level due to the timing of the Easter holiday. Easter occurred on April 10, 1998 as compared to March 30, 1997 in the prior year. As such, the heightened seasonal shopping activity associated with the holiday was captured by the prior year statistic, but is not reflected in the statistic as of March 31, 1998. Had the seasonal activity been reflected in the fiscal 1998 statistic, the Company believes the shopper reach statistic would have been approximately 146 million.

     The Health Resource Network was in 1,920 pharmacies at March 31, 1998 as compared to 1,195 pharmacies at March 31, 1997. Outside the United States, the Catalina Marketing Network was in 1,372 stores at March 31, 1998, which reach approximately 20 million shoppers each week as compared to 941 stores reaching approximately 18 million shoppers each week at March 31, 1997. In fiscal 1998, the Company installed its Catalina Marketing Network in 419 stores, net of deinstallations, in the U.S. as compared to 979 stores in fiscal 1997. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 725 pharmacies, net of deinstallations, in fiscal 1998 as compared to 958 pharmacies in fiscal 1997. Outside the United States, the Company installed 431 stores, net of deinstallations, in fiscal 1998 as compared to 383 stores in fiscal 1997. During fiscal 1998, the Company ceased operations in 300 stores in and around Mexico City.

     Direct operating expenses consist of retailer fees, paper, sales commissions and the expenses of operating and maintaining the Catalina Marketing Network, primarily expenses relating to operations personnel and service offices, provision for doubtful accounts and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. The majority owned Asian subsidiary was purchased in October 1996. Direct operating expenses increased in absolute terms to $84.2 million in fiscal 1998 from $62.5 million in fiscal 1997. Direct operating expenses in fiscal 1998 as a percentage of revenues increased to 38.8 percent from 36.3 percent in fiscal 1997. This increase in fiscal 1998 is principally attributable to the addition of the direct costs associated with running the outdoor media business in Asia.

     Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses in fiscal 1998 were $56.4 million compared to $48.4 million in fiscal 1997, an increase of 16.5 percent or $8.0 million. The increase relates primarily to higher costs associated with a larger sales force, and administrative expenses of new business ventures and products. As a percentage of revenues, selling, general and administrative expenses decreased 2.1 percent in fiscal 1998, to 26.0 percent from 28.1 percent in fiscal 1997. This decrease is due to the outdoor media business in Asia, which typically has a higher percentage of direct costs, as indicated above, and a smaller percentage of selling, general and administrative expenses than the Company's other businesses, as well as the fiscal 1997 period including the electronic clearing business which ceased operations on March 31, 1997. This decrease was partially offset by a $3.5 million one time expense incurred related to the shutdown of the Mexican operations in the third quarter of fiscal 1998.

     Depreciation and amortization increased to $23.7 million for fiscal 1998 from $17.9 million for fiscal 1997. Depreciation increased due to the increase in fiscal 1997 capital expenditures associated with new business ventures and data processing equipment.

     Interest income (expense) and other decreased to $1.0 million net expense for fiscal 1998 from $1.2 million net income for fiscal 1997. The decrease is primarily due to the Company incurring interest expense on borrowings from its credit facility during fiscal 1998.

     The provision for income taxes increased to $19.1 million, or 36.7 percent of income before income taxes and minority interest, for fiscal 1998 compared to $17.9 million, or 40.0 percent of income before income taxes and minority interest, for fiscal 1997. The decrease in the provision as a percent of income before income tax and minority interest for fiscal 1998 is due to a $3.1 million federal and state tax benefit arising from the shutdown of the Mexican operations in fiscal 1998. Excluding the effect of the Mexican operations shutdown, the Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and the inability to currently utilize losses of other majority owned foreign subsidiaries for tax purposes.

QUARTERLY RESULTS

     The following table presents certain unaudited quarterly results for the last eight quarters (dollars in thousands, except per share data):

                                                                              THREE MONTHS ENDED
                                               ---------------------------------------------------------------------------------
                                               MAR 31,   DEC 31,   SEPT 30,   JUNE 30,   MAR 31,   DEC 31,   SEPT 30,   JUNE 30,
                                                1999      1998       1998       1998      1998      1997       1997       1997
                                               -------   -------   --------   --------   -------   -------   --------   --------
Revenues...................................    $75,897   $67,604    $64,448    $56,834   $54,061   $63,703    $52,727    $46,659
Direct operating expenses..................     31,140    27,279     28,198     23,550    21,999    23,752     20,407     18,033
Selling, general and administrative........     16,371    13,665     14,022     15,305    12,486    18,561     12,421     12,896
Depreciation and amortization..............      7,369     6,931      6,638      6,404     6,476     5,613      5,923      5,691
                                               -------   -------    -------    -------   -------   -------    -------    -------
Income from operations.....................     21,017    19,729     15,590     11,575    13,100    15,777     13,976     10,039
Interest income (expense) and other........        388       199     (2,893)       (28)       28      (208)      (390)      (393)
Income taxes...............................     (8,939)   (7,913)    (6,308)    (4,809)   (5,001)   (4,706)    (5,342)    (4,009)
                                               -------   -------    -------    -------   -------   -------    -------    -------
Net income.................................     12,466    12,015    $ 6,389    $ 6,738   $ 8,127    10,863    $ 8,244    $ 5,637
                                               =======   =======    =======    =======   =======   =======    =======    =======
Diluted Net Income Per Common Share            $   .65   $   .64    $   .34    $   .35   $   .43   $   .57    $   .43    $   .30
Diluted Weighted Average Common Shares
  Outstanding..............................     19,165    18,891     18,963     19,033    19,107    19,118     19,146     19,072
U.S. Checkout Coupon Business:
Stores at quarter end:.....................     12,092    11,814     11,621     11,432    11,164    10,979     10,801     10,832
Net stores installed during quarter:               278       193        189        268       185       178        (31)        87
Promotions printed (in millions):..........        660       664        654        607       543       764        660        597
Weekly shopper reach at quarter end (in
  millions):...............................        152       156        151        153       143       145        142        147

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $5,000 to $13,000 per store. During fiscal 1999 and fiscal 1998, the Company made net capital expenditures of $39.9 million and $24.2 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During fiscal 1999, the Company spent $5.6 million more on store equipment and spent $5.8 million more on data processing equipment and furniture and fixtures compared to fiscal 1998.

     Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing company that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.8 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon the future operating performance of Market Logic.

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

     Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls, Inc., which offers card-based loyalty marketing programs for retailers, for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments, which are based upon specified future revenue growth targets.

     Effective October 1998, the Board of Directors authorized management to repurchase $50 million of the Company's common stock. This authorization replaced the $30 million repurchase authorization, which had been in place since November 1997. During fiscal 1999, the Company purchased 371,100 shares of its common stock for $18.2 million. Of the shares repurchased in fiscal 1999, 101,000 shares were purchased under the $50 million authorization for $6.5 million, and the balance of 270,100 shares were purchased under the $30 million authorization for $11.7 million. Under the $30 million authorization, a total of 495,100 shares were purchased for $22.6 million. The remaining availability under the $30 million authorization was replaced by the $50 million authorization. As of March 31, 1999, $43.5 million is available for repurchase under the $50 million authorization.

     The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.

OTHER

  Year 2000 Readiness Disclosure

     This year 2000 disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on Form 10-Q and Form 10-K, and in its Annual Report of shareholders.

     In the next year, many companies will face potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue. This plan includes a campaign which began in fiscal 1998, was revised to consider acquired companies' business systems, and has a goal for completion in October 1999. The plan currently includes spending of approximately $1.5 million for testing and upgrading hardware and software. The Company has spent approximately $1.0 million on the year 2000 issue. Progress towards completion of the plan is within management's expectations to meet the October 1999 goal.

     In addition, the Company has contacted substantially all of its hardware and software vendors, suppliers and financial institution partners to evaluate their compliance efforts. Those that have been deemed noncompliant have been evaluated and corrective action has been or will be taken to ensure the vendors' year 2000 efforts or lack thereof will not adversely impact the Company's operations.

     The Company's manufacturer clients and retailers may also encounter year 2000 issues and are in various states of readiness. If these manufacturers or retailers encounter serious problems related to the year 2000 issue, those problems could have a material adverse impact on the operations of the Company. The Company believes the manufacturers and retailers are addressing the year 2000 issue and is closely monitoring the status of their readiness.

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

          (b) The Company may be unable to provide manufacturer and retail clients with timely and accurate information about program execution; or

          (c) The Company may be unable to fulfill various contractual obligations

     The Company believes substantially all of its internally developed applications and purchased applications used internally will be Year 2000 compliant by October 1, 1999. The Company has therefore focused its efforts on contingency planning for business systems outside of those applications.

FORWARD LOOKING STATEMENTS

     The statements in this Form 10-K may be forward looking, and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, the success and timing of growth of the Company's international and other product lines outside its core business, the level and timing of any acquisition activity, actual promotional activities and programs with the Company's customers, the pace of installation of the Company's store network, the timing and success of new services and businesses and the pace of their implementation, and the Company's ability to maintain favorable client relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   12
Consolidated Income Statements, Years ended March 31, 1999,
  1998 and 1997.............................................   13
Consolidated Balance Sheets at March 31, 1999 and 1998......   14
Consolidated Statements of Stockholders' Equity, Years ended
  March 31, 1999, 1998 and 1997.............................   15
Consolidated Statements of Cash Flows, Years ended March 31,
  1999, 1998 and 1997.......................................   16
Notes to the Consolidated Financial Statements..............   17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Catalina Marketing Corporation:

     We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
April 29, 1999

                         CATALINA MARKETING CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $264,783   $217,150   $172,143
Costs and Expenses:
  Direct operating expenses.................................   110,167     84,191     62,482
  Selling, general and administrative.......................    59,363     56,364     48,379
  Depreciation and amortization.............................    27,342     23,703     17,939
                                                              --------   --------   --------
          Total costs and expenses..........................   196,872    164,258    128,800
                                                              --------   --------   --------
Income From Operations......................................    67,911     52,892     43,343
Interest Income (Expense) and Other.........................    (2,334)      (963)     1,224
                                                              --------   --------   --------
Income Before Income Taxes and Minority Interest............    65,577     51,929     44,567
Income Taxes................................................    27,969     19,058     17,880
Minority Interest in Losses of Subsidiaries.................        --         --        554
                                                              --------   --------   --------
          Net Income........................................  $ 37,608   $ 32,871   $ 27,241
                                                              ========   ========   ========
Diluted:
  Net Income Per Common Share...............................  $   1.98   $   1.73   $   1.33
  Weighted Average Common Shares Outstanding................    19,009     19,026     20,491
Basic:
  Net Income Per Common Share...............................  $   2.03   $   1.78   $   1.39
  Weighted Average Common Shares Outstanding................    18,501     18,417     19,650

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                      ASSETS
Current Assets:
Cash and cash equivalents...................................  $  13,942   $ 18,434
Accounts receivable, net....................................     44,045     20,251
Inventory...................................................      4,292      2,506
Deferred tax asset..........................................      8,932      9,666
Prepaid expenses and other current assets...................     24,270     12,710
                                                              ---------   --------
          Total current assets..............................     95,481     63,567
                                                              ---------   --------
Property and Equipment:
Store equipment.............................................    145,442    125,624
Furniture and office equipment..............................     38,175     24,743
Billboards..................................................     11,468      5,654
Leasehold improvements......................................      4,540      4,165
                                                              ---------   --------
                                                                199,625    160,186
Less: accumulated depreciation..............................   (111,939)   (89,673)
                                                              ---------   --------
          Property and equipment, net.......................     87,686     70,513
Purchased intangible assets, net............................     35,628     19,112
Other assets................................................      2,252      3,874
                                                              ---------   --------
          Total Assets......................................  $ 221,047   $157,066
                                                              =========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................     14,149   $  8,348
Taxes payable...............................................      1,411      1,380
Accrued expenses............................................     43,286     26,140
Deferred revenue............................................     27,349     20,116
Short term borrowings.......................................      7,635      5,537
                                                              ---------   --------
          Total current liabilities.........................     93,830     61,521
                                                              ---------   --------
Deferred tax liability......................................      5,696      5,073
Long term debt..............................................        588        430
Commitments and contingencies...............................
Stockholders' Equity:
Preferred stock; $.01 par value; 5,000,000 authorized
  shares; none issued and outstanding.......................         --         --
Common stock; $.01 par value; 50,000,000 authorized shares,
  and 18,389,438 and 18,379,153 shares issued and
  outstanding at March 31, 1999 and 1998, respectively......        184        184
Paid-in capital.............................................        819        685
Accumulated other comprehensive income......................        843       (135)
Retained earnings...........................................    119,087     89,308
                                                              ---------   --------
          Total stockholders' equity........................    120,933     90,042
                                                              ---------   --------
          Total Liabilities and Stockholders' Equity........  $ 221,047   $157,066
                                                              =========   ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      PAR                  ACCUMULATED
                                                    VALUE OF                  OTHER                                 TOTAL
                                    COMPREHENSIVE    COMMON    PAID-IN    COMPREHENSIVE   RETAINED   TREASURY   STOCKHOLDERS'
                                       INCOME        STOCK     CAPITAL       INCOME       EARNINGS    STOCK        EQUITY
                                    -------------   --------   --------   -------------   --------   --------   -------------
BALANCE AT MARCH 31, 1996.........                    $205     $ 34,079       $ 501       $ 56,973   $(20,536)    $ 71,222
Proceeds from issuance of 266,292
  shares of common stock..........          --           3        4,628          --             --         --        4,631
Amortization of option-related
  compensation....................          --          --          202          --             --         --          202
Tax benefit from exercise of non-
  qualified stock options and
  disqualified dispositions.......          --          --          884          --             --         --          884
Repurchase of 208,608 shares of
  common stock....................          --          --           --          --             --     (9,467)      (9,467)
Deferred compensation plan common
  stock units.....................          --          --          189          --             --         --          189
Issuance of 10,865 shares of
  common stock to replace Catalina
  Marketing U.K., Ltd. options....          --          --          157          --             --         --          157
Issuance of 41,672 shares of
  common stock in purchase of
  minority shareholders of
  Catalina Marketing U.K., Inc....          --          --        1,631          --             --         --        1,631
Net income........................      27,241          --           --          --         27,241         --       27,241
Other comprehensive income, net of
  tax.............................         248          --           --         248             --         --          248
                                       -------
Comprehensive income..............      27,489          --           --          --             --         --           --
                                                      ----     --------       -----       --------   --------     --------
BALANCE AT MARCH 31, 1997.........                    $208     $ 41,770       $ 749       $ 84,214   $(30,003)    $ 96,938
                                                      ====     ========       =====       ========   ========     ========
Proceeds from issuance of 401,481
  shares of common stock..........          --           4        8,739          --             --         --        8,743
Amortization of option-related
  compensation....................          --          --          231          --             --         --          231
Tax benefit from exercise of non-
  qualified stock options and
  disqualified dispositions.......          --          --        2,842          --             --         --        2,842
Repurchase, retirement and
  cancellation of treasury stock
  for 2,800,885 common shares.....          --         (28)     (53,013)         --        (27,777)    30,003      (50,815)
Deferred compensation plan common
  stock units.....................          --          --          116          --             --         --          116
Net income........................      32,871          --           --          --         32,871         --       32,871
Other comprehensive loss, net of
  tax.............................        (884)         --           --        (884)            --         --         (884)
                                       -------
Comprehensive income..............      31,987          --           --          --             --         --           --
                                                      ----     --------       -----       --------   --------     --------
BALANCE AT MARCH 31, 1998.........                    $184     $    685       $(135)      $ 89,308   $     --     $ 90,042
                                                      ====     ========       =====       ========   ========     ========
Proceeds from issuance of 381,385
  shares of common stock..........          --           4        4,399          --             --         --        4,403
Amortization of option-related
  compensation....................          --          --          182          --             --         --          182
Tax benefit from exercise of non-
  qualified stock options and
  disqualified dispositions.......          --          --        5,792          --             --         --        5,792
Repurchase, retirement and
  cancellation of 371,100 common
  shares..........................          --          (4)     (10,415)         --         (7,829)        --      (18,248)
Deferred compensation plan common
  stock units and Directors'
  common stock grants.............          --          --          176          --             --         --          176
Net income........................      37,608          --           --          --         37,608         --       37,608
Other comprehensive income, net of
  tax.............................         978          --           --         978             --         --          978
                                       -------
Comprehensive income..............      38,586          --           --          --             --         --           --
                                                      ----     --------       -----       --------   --------     --------
BALANCE AT MARCH 31, 1999.........                    $184     $    819       $ 843       $119,087   $     --     $120,933
                                                      ====     ========       =====       ========   ========     ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash Flows from Operating Activities:
Net income..................................................  $ 37,608   $ 32,871   $ 27,241
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interest.........................................        --         --       (554)
  Depreciation and amortization.............................    27,404     23,934     18,264
  Provision for doubtful accounts...........................     1,085      1,389      1,197
  Deferred income taxes.....................................     1,707       (549)     1,677
  Other.....................................................     3,173      1,182        193
Changes in operating assets and liabilities, net of effects
  from acquisitions:
  Accounts receivable.......................................   (23,503)     5,398     (4,180)
  Inventory, prepaid expenses and other assets..............   (12,003)    (3,152)    (3,681)
  Accounts payable..........................................     5,379     (3,079)     2,451
  Taxes payable.............................................       (57)       790        180
  Accrued expenses..........................................     5,303      2,699      4,090
  Deferred revenue..........................................     4,973      8,790     (2,611)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    51,069     70,273     44,267
                                                              --------   --------   --------
Cash Flows From Investing Activities:
Capital expenditures, net...................................   (39,954)   (24,250)   (34,605)
Purchase of investments, net of cash acquired...............    (8,982)    (2,087)   (18,028)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (48,936)   (26,337)   (52,633)
                                                              --------   --------   --------
Cash Flows From Financing Activities:
Proceeds from debt obligations..............................    23,585     40,427      1,138
Principal payments on debt obligations......................   (22,326)   (40,487)    (1,458)
Proceeds from issuance of common and subsidiary stock.......     4,526      8,543      5,090
Tax benefit from exercise of non-qualified stock options and
  disqualified dispositions.................................     5,792      2,842        884
Payment for repurchase of company common stock..............   (18,248)   (50,815)    (9,467)
                                                              --------   --------   --------
          Net cash used in financing activities.............    (6,671)   (39,490)    (3,813)
                                                              --------   --------   --------
Net Change in Cash and Cash Equivalents.....................    (4,538)     4,446    (12,179)
Effect of Exchange Rate Changes on Cash.....................        46        290         99
Cash and Cash Equivalents, at beginning of year.............    18,434     13,698     25,778
                                                              --------   --------   --------
Cash and Cash Equivalents, at end of year...................  $ 13,942   $ 18,434   $ 13,698
                                                              ========   ========   ========
Supplemental Schedule of Other Transactions:
Cash paid during the year for:
          Interest..........................................  $    207   $    616   $     70
          Income taxes......................................  $ 22,702   $ 17,174   $ 11,463

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

     Description of the Business. The Company provides targeted marketing services. Through its proprietary network, the Company provides consumer and pharmaceutical product manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. Additionally, a majority-owned subsidiary of the Company operates an outdoor media business in Japan. As of March 31, 1999, the Company's network was installed in 12,092 retail stores and 3,861 pharmacies throughout the United States and 1,935 retail stores throughout the United Kingdom, France and Japan.

     Principles of Consolidation and Preparation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

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

     Allowance for Doubtful Accounts. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 1999 and 1998, the allowance for doubtful accounts was $1,197,000 and $703,000, respectively.

     Inventory. Inventory consists of paper used for promotion printing, as well as card processing inventory for loyalty operations. Inventory is stated at the lower of cost, as determined by the first-in, first-out method, or market.

     Property and Equipment. Property and equipment are stated at cost. Depreciation of store equipment, billboards and furniture and office equipment is computed using the straight-line method based on the estimated useful lives of the related assets, generally three to eight years. Office equipment includes EDP equipment and software bought and developed for internal use. Third party installation costs, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred.

     Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries' year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Purchased Intangible Assets, net. Purchased intangible assets include purchased patents and other intangibles arising out of the Company's acquisitions. Purchased intangible assets are amortized over their useful lives using the straight line method.

     Revenue Recognition and Deferred Revenue. In accordance with coupon industry practice, the Company generally pre-bills manufacturers for purchased category cycles. The purchase of a category cycle gives a manufacturer the exclusive right to have promotions printed for a particular product category during the applicable period. The Company recognizes in-store electronic marketing service revenues as promotions are printed. Amounts collected prior to printing are reflected as deferred revenue until printing occurs. Loyalty services revenue is recognized when the loyalty cards or mailings are shipped.

     Income Taxes. Provision for income taxes includes federal, state and foreign income taxes. Deferred income taxes are provided for temporary differences between the recognition of income and expenses for financial reporting purposes and income tax purposes.

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

     Net Income Per Common Share. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Accordingly, diluted and basic earnings per share (EPS) are shown on the face of the accompanying consolidated income statements. The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                                                     MARCH 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Basic weighted average common shares outstanding............  18,501   18,417   19,650
Dilutive effect of options outstanding......................     508      609      841
                                                              ------   ------   ------
Diluted weighted average common shares outstanding..........  19,009   19,026   20,491
                                                              ======   ======   ======

     Options to purchase 1,161,800 shares of common stock at prices ranging from $61 5/8 to $66 per share were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

NOTE 2:  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Prepaid billboard rental....................................  $ 3,812   $ 2,223
Investments in deferred compensation plan...................    8,011     6,723
Prepaid income taxes........................................    4,213     1,608
Prepaid marketing costs.....................................    2,500        --
Other.......................................................    5,734     2,156
                                                              -------   -------
          Total prepaid expenses and other current assets...  $24,270   $12,710
                                                              =======   =======

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Purchased intangible assets, net include (dollars in thousands):

                                                                                MARCH 31,
                                                              USEFUL LIFE   -----------------
                                                              (IN YEARS)     1999      1998
                                                              -----------   -------   -------
Patent license and retailer relationships in the United
  Kingdom...................................................        20      $12,691   $12,691
Goodwill....................................................     20-40       25,378     7,721
Purchased patents...........................................       7-8          250       150
Accumulated amortization....................................                 (2,691)   (1,450)
                                                                            -------   -------
          Purchased intangible assets, net..................                $35,628   $19,112
                                                                            =======   =======

     Accrued expenses include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Payroll related.............................................    7,434   $ 6,133
Deferred compensation plan..................................    8,338     6,927
Sales commissions...........................................    3,895     3,215
Contingent payments on acquisitions.........................   11,843       640
Other.......................................................   11,776     9,225
                                                              -------   -------
          Total accrued expenses............................  $43,286   $26,140
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

     Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
DEFERRED TAX ASSETS
Payroll related.............................................  $ 3,353   $ 3,495
Deferred revenue............................................    2,899     2,845
Provision for doubtful accounts.............................      410       216
Accrued expenses............................................    3,097     1,796
Foreign net operating loss carryforwards....................    2,540     2,725
Unconsolidated equity investments...........................    1,699       522
Other.......................................................       --     1,531
                                                              -------   -------
                                                               13,998    13,130
Valuation allowance.........................................    3,699     2,479
                                                              -------   -------
Net deferred tax asset......................................  $10,299   $10,651
                                                              -------   -------

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
DEFERRED TAX LIABILITIES
Depreciation and amortization...............................  $ 5,423   $ 5,051
Prepaid expenses............................................    1,367       783
Other.......................................................      273       224
                                                              -------   -------
                                                              $ 7,063   $ 6,058
                                                              -------   -------
NET DEFERRED TAX ASSET......................................  $ 3,236   $ 4,593
                                                              =======   =======

     The valuation allowance increased by $1,220,000 during fiscal 1999, as it is more likely than not that net operating loss carryforwards generated by certain foreign subsidiaries and losses of unconsolidated equity investments will not be realized.

     As of March 31, 1999, various foreign subsidiaries of the Company had aggregate cumulative net operating loss carryforwards for foreign income tax purposes of approximately $5,500,000, which are subject to various income tax provisions of each respective entity. The net operating losses expire in the calendar years 1999 through 2003.

     The provision for income taxes consisted of the following (in thousands):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
Current taxes:
  Federal.................................................  $22,865   $16,696   $13,678
  State...................................................    3,016     2,033     1,877
  Foreign.................................................      381       878       648
                                                            -------   -------   -------
                                                             26,262    19,607    16,203
                                                            -------   -------   -------
Deferred taxes:
  Federal.................................................    1,423       377     1,629
  State...................................................      131        77       187
  Foreign.................................................      153    (1,003)     (139)
                                                            -------   -------   -------
                                                              1,707      (549)    1,677
                                                            -------   -------   -------
Provision for income taxes................................  $27,969   $19,058   $17,880
                                                            =======   =======   =======

     The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company's provision for income taxes is as follows (dollars in thousands):

                                                                  MARCH 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Federal statutory rate................................       35%        35%        35%
Expected federal statutory tax........................   22,952    $18,175    $15,792
State and foreign income taxes, net of federal
  benefit.............................................    2,495      1,346      1,829
Effect of foreign subsidiary losses and their tax
  rates...............................................      753      1,495        744
Effect of shutdown of Mexican operation...............       --     (2,566)        --
Tax free municipal bonds..............................       --         (8)      (245)
Amortization of goodwill..............................      366        236         --
Loss on unconsolidated equity investment..............    1,050         --         --
Other.................................................      353        380       (240)
                                                        -------    -------    -------
          Provision for income taxes..................  $27,969    $19,058    $17,880
                                                        =======    =======    =======

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  SHORT TERM BORROWINGS AND LONG TERM DEBT

     As of March 31, 1999 and March 31, 1998, the Company's short term borrowings and long term debt, payable in yen, consisted of the following (dollars in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Short term borrowings with several Japanese banks and
  financing agents, interest from 2.625% to 5.55% as of
  March 31, 1999, maturing through January, 2003............  $7,183   $4,627
Long term debt (including current portion of long term debt)
  with several Japanese banks, interest from 2.125% to 3.75%
  as of March 31, 1999, maturing through November, 2003.....  $1,040   $1,340

     Maturities of long term debt are as follows as of March 31, 1999 (in thousands):

                                                              AMOUNT
                                                              ------
2000........................................................  $  452
2001........................................................     211
2002........................................................     136
2003........................................................     136
2004........................................................     105
                                                              ------
                                                              $1,040
                                                              ======

Certain debt held by the Company's Asian subsidiary is guaranteed by certain minority shareholders.

     On September 30, 1997 the Company entered into a $150 million credit agreement (the "Credit Agreement") with a syndicate of commercial banks led by NationsBank, National Association with Fleet National Bank as co-agent. The Credit Agreement makes available (i) a $100 million revolving credit facility expiring September 30, 2000, (ii) a $10 million swing line facility expiring September 30, 2000, and (iii) a $50 million line of credit facility expiring September 28, 1999 under which, the Company, at its option, may convert outstanding borrowings upon expiration into a term loan with a maturity of September 29, 2000. The Company may alternatively request, and the lenders have the option to provide, a renewal of the line of credit on a revolving basis for additional periods of up to 364 days each. At no time may the aggregate principal balance exceed $150 million under the Credit Agreement. As of March 31, 1999, there were no borrowings outstanding thereunder.

     The Credit Agreement provides that borrowings accrue interest on a variable basis at (i) the London Interbank Offering Rate (LIBOR) (adjusted for any reserve requirements in force) plus an applicable margin ranging from 50 to
162.5 basis points, or (ii) the base rate, defined in the Credit Agreement as the greater of (a) the prime rate or (b) 50 basis points plus the federal funds rate as defined in the Credit Agreement. In addition, the Credit Agreement provides for unused facilities fees to accrue at a range of 12.5 to 37.5 basis points per annum multiplied by the unused portions of the revolving credit and line of credit facilities. The Credit Agreement is secured by the common stock or equivalent of several Company subsidiaries, is guaranteed by several Company subsidiaries, and contains certain financial covenants, some of which include limitations on certain indebtedness, maintenance of a certain fixed charge and leverage ratio and other terms and conditions. As of March 31, 1999 the Company is in compliance with all such financial covenants.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases was $2,941,000, $2,466,000 and $1,622,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Future minimum rental commitments under operating leases

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with non-cancelable terms of more than one year (the longest of which expires in 2006) as of March 31, 1999, are as follows: $3,828,000, in 2000, $3,495,000 in
2001, $2,840,000 in 2002, $2,013,000 in 2003, $1,122,000 in 2004, and $355,000
thereafter.

     The Company is involved in certain litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought on by others. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition.

NOTE 6:  STOCK-BASED COMPENSATION PLANS

     The Company has a stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the "Grant Plan"); and an employee stock purchase plan, the Employee Payroll Deduction Stock Purchase Plan (the "Purchase Plan").

     1989 Incentive Stock Option Plan. The 1989 Plan was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 5,750,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 5,251,873 shares have been granted, net of cancellations, under the 1989 Plan, of which options to purchase 2,601,155 shares were outstanding on March 31, 1999.

     The 1989 Plan provides for grants of Incentive Stock Options ("ISOs") to employees (including employee directors). Options granted under the 1989 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally have terms of five to ten years. In 1999, the 1989 Plan was amended to change the term to ten years. Certain options under the 1989 Plan, which have been granted to certain executives of the Company, have an accelerated vesting schedule based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1989 Plan must be equal to the fair market value of the shares on the date of grant.

     The 1989 Plan expired in April 1999. A new plan, the 1999 Incentive Stock Option Plan (the "1999 Plan") was approved by the Board of Directors in April 1999, and is subject to shareholder approval in July 1999 at the Company's annual meeting.

     Aggregate Stock Option Activity. As of March 31, 1999, options to purchase an aggregate of 2,660,718 shares had been exercised, including options to purchase 10,000 shares granted outside of the 1989 Plan; options to purchase an aggregate of 2,611,155 shares were outstanding, including options to purchase 10,000 shares outside of the 1989 Plan; and 498,127 shares remained available for future grants under the 1989 Plan. Of the options outstanding at March 31, 1999 and at March 31, 1998, options to purchase 450,202 and 602,835 shares respectively, were immediately exercisable, with weighted average exercise prices of $32.34 and $25.76, respectively.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Stock option activity for the years ended March 31, 1997, 1998 and 1999 is as follows:

                                                                            WEIGHTED
                                                               NUMBER        AVERAGE
                                                              OF SHARES   OPTION PRICES
                                                              ---------   -------------
Options outstanding at March 31, 1996.......................  2,029,088       21.48
Option activity:
  Granted...................................................    653,260       44.02
  Exercised.................................................   (251,668)      15.93
  Canceled or expired.......................................   (295,260)      26.29
                                                              ---------       -----
Options outstanding at March 31, 1997.......................  2,135,420       28.37
Option activity:
  Granted...................................................    462,220       28.78
  Exercised.................................................   (549,187)      20.02
  Canceled or expired.......................................   (339,483)      32.07
                                                              ---------       -----
Options outstanding at March 31, 1998.......................  1,708,970       30.43
Option activity:
  Granted...................................................  1,574,140       62.06
  Exercised.................................................   (517,163)      23.72
  Canceled or expired.......................................   (154,792)      34.30
                                                              ---------       -----
Options outstanding at March 31, 1999.......................  2,611,155       50.60
                                                              =========       =====

     1992 Director Stock Grant Plan. The Grant Plan provides for grants of common stock to non-employee board members. As of March 31, 1999, 34,454 shares have been granted and 5,534 shares have been canceled leaving 71,080 shares available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably in annual installments over each director's remaining term as a director.

     Employee Stock Purchase Plan. In July 1994, the Purchase Plan was adopted by the Board of Directors and approved by the stockholders. Pursuant to the Purchase Plan, 300,000 shares of the Company's common stock were reserved for issuance. For the fiscal years ended March 31, 1999, 1998 and 1997, 24,516, 28,709 and 28,375 shares were purchased, respectively.

     Under the Purchase Plan, employees may purchase Company common stock at 85 percent of the market price on the first or last day of an offering period. The maximum each employee may purchase in an offering period shall not exceed $12,500 in market value of Company common stock. The Company will typically have two six-month offering periods each year. The Purchase Plan qualifies under
Section 423 of the Internal Revenue Code of 1986.

     The Company accounts for the option and stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recognized. The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No.
123) for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1997 and 1998: risk-free interest rates ranging from 5.26 to
6.86 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years; and expected volatility of 33.68 percent. The assumptions used for grants in fiscal 1999 are: risk-free interest rates ranging from 4.43 to 5.65 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years to eight years; and expected volatility of 39.99 percent. The fair values of

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

options granted in fiscal 1999, 1998 and 1997 are, $37,193,274, $4,877,647 and
$10,289,789 respectively, which would be amortized as compensation over the vesting period of the options.

                         OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------   ---------------------------------
                   OUTSTANDING     WEIGHTED AVERAGE                       EXERCISABLE
   RANGE OF           AS OF           REMAINING       WEIGHTED AVERAGE       AS OF        WEIGHTED AVERAGE
EXERCISE PRICES   MARCH 31, 1999   CONTRACTUAL LIFE    EXERCISE PRICE    MARCH 31, 1999    EXERCISE PRICE
---------------   --------------   ----------------   ----------------   --------------   ----------------
$15.50 - $27.62       586,490            2.3               $24.59           262,157            $23.71
$30.50 - $66.00     2,024,665            7.1               $58.14           188,045            $44.36
                    ---------                                               -------            ------
                    2,611,155                                               450,202            $32.34

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
Net Income:
  As Reported.............................................  $37,608   $32,871   $27,241
  Pro Forma...............................................  $31,517   $28,410   $24,351
Diluted EPS:
  As Reported.............................................  $  1.98   $  1.73   $  1.33
  Pro Forma...............................................  $  1.66   $  1.49   $  1.19

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $303,000, $358,000 and $257,000 related to the purchase discount offered under the Purchase Plan for fiscal 1999, 1998 and 1997, respectively.

NOTE 7:  STOCKHOLDER PROTECTION PLAN

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

NOTE 8:  SAVINGS PLANS

     On June 1, 1992, the Company adopted a 401(k) Savings Plan. The Company's contributions during fiscal 1999 and 1998 were $840,000 and $635,000, respectively.

     On January 1, 1992, the Company adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is designed to permit select employees and directors of the Company to defer a portion of their compensation. Effective July 1, 1996, the Deferred Compensation Plan was amended and restated allowing participants to elect deferral of certain types of compensation, including directors fees, stock grants under the Grant Plan and shares issuable upon the exercise of stock options, into stock units in the Deferred Compensation Plan each of which represents a share of Company common stock) and creating the Catalina Marketing Corporation Deferred Compensation Trust (the "Trust"). Amounts deposited in stock unit accounts are distributed in the form of shares of Company

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

     The investment in the Deferred Compensation Plan and related liability are included in prepaid expenses and other current assets and accrued expenses of the consolidated balance sheets, respectively. The Company determined all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal 1999, 1998 and 1997 were not significant. Stock units are initially recorded at fair value.

NOTE 9:  SEGMENT INFORMATION:

     In fiscal 1999 the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes new standards for reporting information about operating segments and related disclosures. All prior period information has been restated to conform to this statement.

     The Company operates through individual operating units which share similar economic characteristics, customers, distribution channels, products and services and production processes. As a result, the Company has aggregated its operating units and product lines into a single reporting segment of Targeted Marketing Services. The Company's accounting policies for segments are the same as those described in Note 1. Management evaluates segment performance based on net income(loss).

     Reportable segment information is as follows:

                                                      FOR THE FISCAL YEAR ENDED MARCH 31,
                                 ------------------------------------------------------------------------------
                                           1999                       1998                       1997
                                 ------------------------   ------------------------   ------------------------
                                 TARGETED                   TARGETED                   TARGETED
                                 MARKETING                  MARKETING                  MARKETING
                                 SERVICES    ELIMINATIONS   SERVICES    ELIMINATIONS   SERVICES    ELIMINATIONS
                                 ---------   ------------   ---------   ------------   ---------   ------------
Revenue from external
  customers....................  $264,783                   $217,150                   $172,143
Revenue from internal
  sources......................     3,026       (3,026)        2,121       (2,121)        1,764       (1,764)
Net interest income
  (expense)....................       231                       (493)                     1,058
Depreciation and
  amortization.................    27,342                     23,703                     17,939
Provision for income taxes.....    27,969                     19,058                     17,880
Net income.....................    37,608                     32,871                     27,241
Segment assets.................   221,047                    157,066                    154,696
Expenditures for long lived
  assets.......................    41,455                     23,561                     33,516

     Revenue and long lived assets by geographic area are as follows:

                                                         FOR THE FISCAL YEAR ENDED MARCH 31,
                                                         ------------------------------------
                                                            1999         1998         1997
                                                         ----------   ----------   ----------
Revenue from external customers
  United States........................................   $228,806     $187,367     $158,105
  Foreign..............................................     35,977       29,783       14,038
Long lived assets
  United States........................................   $ 68,932     $ 57,758     $ 55,147
  Foreign..............................................     21,130       13,630       15,995

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
NOTE 10:  ACQUISITIONS:

     Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing company that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.8 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon the future operating performance of Market Logic.

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

     Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls Inc., which offers card-based loyalty marketing programs for retailers for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments, which are based upon specified future revenue growth targets.

     The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 1999 consolidated financial statements since the date of such acquisition.

NOTE 11:  SUBSEQUENT EVENT:

     Effective April 21, 1999, the Company, through one of its wholly owned subsidiaries, entered into a merger agreement with one of its vendors, CompuScan Marketing, Inc. CompuScan Marketing, Inc. provides the intellectual property and backroom processing for the Company's Checkout Prizes product.

     Effective April 5, 1999 the Tribune Company made an investment in Supermarkets Online.

NOTE 12:  EFFECT OF SFAS NO. 133:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for financial statements relating to fiscal years beginning after June 15, 1999. The Company expects SFAS No. 133 to have no effect on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders under the captions "Compensation of Executive Officers and Non-Employee Directors," "Share Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors" and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission prior to August 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                         PAGE
                                                                         ----
    (a)1.  Financial Statements. The following is a list of the
           Consolidated Financial Statements included in Item 8 of Part
           II.
           Report of Independent Certified Public Accountants..........   12
           Consolidated Income Statements, Years Ended March 31, 1999,
           1998 and 1997...............................................   13
           Consolidated Balance Sheets at March 31, 1999 and 1998......   14
           Consolidated Statements of Stockholders' Equity, Years Ended
           March 31, 1999, 1998 and 1997...............................   15
           Consolidated Statements of Cash Flows, Years Ended March 31,
           1999, 1998 and 1997.........................................   16
           Notes to the Consolidated Financial Statements..............   17
    (a)2.  Financial Statement Schedules (EDGAR only).
           All other schedules are omitted because they are not
           applicable or not required, or because the required
           information is included in the Consolidated Financial
           Statements or notes thereto.
    (a)3.  Index to Exhibits

 EXHIBIT
   NO.                             DESCRIPTION OF DOCUMENT
---------                          -----------------------
  *3.3      --   Restated Certificate of Incorporation
 **3.3.1    --   Certificate of Amendment of Certificate of Incorporation, a
                 copy of which is attached as an exhibit to the Company's
                 Annual Report on Form 10-K for the year ended March 31, 1997
 **3.3.2    --   Certificate of Designation, Preferences and Rights setting forth the terms of the Company's Series X Junior
                 Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company's
                 Annual Report on Form 10-K for the year ended March 31, 1997
  *3.4      --   Restated Bylaws
**10.4      --   Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on
                 Form 10-K for the year ended March 31, 1994
**10.4.1    --   Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended June 30, 1997

 EXHIBIT
   NO.                             DESCRIPTION OF DOCUMENT
---------                          -----------------------
  10.4.2    --   Third Amended and Restated 1989 Stock Option Plan
 *10.12     --   Form of Director and Officer Indemnification Agreement
**10.18     --   Lease Agreement dated as of June 30, 1993 by and between QP
                 One Corporation, a Minnesota corporation, as landlord, and
                 Registrant, as tenant, a copy of which is attached as an
                 exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.18.1   --   First Amendment dated as of December 20, 1993, to the Lease
                 Agreement dated as of June 30, 1993, by and between QP One
                 Corporation, a Minnesota corporation, as landlord, and
                 Registrant, as tenant, a copy of which is attached as an
                 exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.21     --   1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company's
                 Annual Report on Form 10-K for the year ended March 31, 1997
**10.22     --   Employee Payroll Deduction Stock Purchase Plan, a copy of
                 which is attached as an exhibit to the Company's Annual
                 Report on Form 10-K for the year ended March 31, 1995
**10.24     --   Lease Agreement dated as of September 5, 1996 by and between
                 Interior Design Services, Inc., a Florida corporation, as
                 landlord, and Registrant, as tenant, a copy of which is
                 attached as an exhibit to the Company's Annual Report on
                 Form 10-K for the year ended March 31, 1997
**10.25     --   Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C.,
                 as rights agent, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed on May 8,
                 1997
**10.26     --   Credit Agreement dated as of September 30, 1997, by and
                 between the Registrant and NationsBank, National
                 Association, as agent and lender, and the other lenders
                 party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended
                 September 30, 1997
**10.26.1   --   First amendment dated as of August 12, 1998, to the Credit
                 Agreement dated as of September 30, 1997, by and between the
                 Registrant and NationsBank, National Association, as agent and lender, and other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form
                 10Q for the quarter ended September 30, 1998
  21        --   List of subsidiaries
  23        --   Consent of independent certified public accountants
  27        --   Financial Data Schedule -- (for SEC use only)

---------------

 * Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
** Previously filed as indicated.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ST. PETERSBURG, STATE OF FLORIDA, ON JUNE 18, 1999.

                                          CATALINA MARKETING CORPORATION
                                          (Registrant)

                                          By:      /s/ JOSEPH P. PORT
                                            ------------------------------------
                                                      Joseph P. Port,
                                                 Senior Vice President and
                                                  Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                    CAPACITY                  DATE
                      ---------                                    --------                  ----

                  /s/ GEORGE W. OFF                    Chairman of the Board             June 18, 1999
-----------------------------------------------------
                    George W. Off

                /s/ DANIEL D. GRANGER                  President, Chief Executive        June 18, 1999
-----------------------------------------------------  Officer and Director
                  Daniel D. Granger

                 /s/ FRANK H. BARKER                   Director                          June 18, 1999
-----------------------------------------------------
                   Frank H. Barker

              /s/ FREDERICK W. BEINECKE                Director                          June 18, 1999
-----------------------------------------------------
                Frederick W. Beinecke

               /s/ PATRICK W. COLLINS                  Director                          June 18, 1999
-----------------------------------------------------
                 Patrick W. Collins

              /s/ STEPHEN L. D'AGOSTINO                Director                          June 18, 1999
-----------------------------------------------------
                Stephen L. D'Agostino

                 /s/ TOMMY D. GREER                    Chairman Emeritus                 June 18, 1999
-----------------------------------------------------
                   Tommy D. Greer

                 /s/ THOMAS W. SMITH                   Director                          June 18, 1999
-----------------------------------------------------
                   Thomas W. Smith

                /s/ MICHAEL B. WILSON                  Director                          June 18, 1999
-----------------------------------------------------
                  Michael B. Wilson

                 /s/ JOSEPH P. PORT                    Senior Vice President and Chief   June 18, 1999
-----------------------------------------------------  Financial Officer
                   Joseph P. Port

                 /s/ TAMARA L. ZEPH                    Corporate Controller (Principal   June 18, 1999
-----------------------------------------------------  Accounting Officer)
                   Tamara L. Zeph