Form 10-Q
period 1999-06-30
CATALINA MARKETING CORP/DE
filed 1999-08-13
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008

                         CATALINA MARKETING CORPORATION
                         ------------------------------
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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At August 6, 1999, Registrant had outstanding 18,462,722 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                     INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

             Condensed Consolidated Statements of Income
               for the three month periods ended
               June 30, 1999 and 1998                                        3

             Condensed Consolidated Balance Sheets at
               June 30, 1999 and March 31, 1999                              4

             Condensed Consolidated Statements of Cash Flows
               for the three month periods ended
               June 30, 1999 and 1998                                        5

             Notes to Condensed Consolidated
               Financial Statements                                          6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

PART II. OTHER INFORMATION                                                  12

SIGNATURES                                                                  13

                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                              Three Months Ended
                                                                   June 30,

                                                            1999               1998
                                                          --------           --------
Revenues                                                  $ 72,614           $ 56,834

Costs and Expenses:
      Direct operating expenses                             30,168             23,550
      Selling, general and administrative                   19,808             15,305
      Depreciation and amortization                          8,187              6,404
                                                          --------           --------
            Total costs and expenses                        58,163             45,259
                                                          --------           --------

Income From Operations                                      14,451             11,575

Interest Expense, Net and Other                               (201)               (28)
                                                          --------           --------
Income Before Income Taxes and Minority Interest            14,250             11,547

Income Taxes                                                (5,730)            (4,809)
Minority Interest in Losses of Subsidiaries                    183                 --
                                                          --------           --------
      Net Income                                          $  8,703           $  6,738
                                                          ========           ========
Diluted:
      Net Income Per Common Share                         $   0.45           $   0.35
      Weighted Average Common Shares Outstanding            19,486             19,033
Basic:
      Net Income Per Common Share                         $   0.47           $   0.36
      Weighted Average Common Shares Outstanding            18,675             18,530

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                           (unaudited)
                                                                             June 30,       March 31,
                              ASSETS                                           1999           1999
                                                                           -----------     ----------
Current Assets:
      Cash and cash equivalents                                             $  22,203      $  13,942
      Accounts receivable, net                                                 40,453         44,045
      Deferred tax asset                                                        9,920          8,932
      Prepaid expenses and other current assets                                31,782         28,562
                                                                            ---------      ---------
            Total current assets                                              104,358         95,481
                                                                            ---------      ---------
Property and Equipment:
      Property and equipment                                                  208,272        199,625
      Accumulated depreciation and amortization                              (118,439)      (111,939)
                                                                            ---------      ---------
            Property and equipment, net                                        89,833         87,686
                                                                            ---------      ---------
Purchased intangible assets, net                                               43,190         35,628
Other assets                                                                    2,125          2,252
                                                                            ---------      ---------
Total Assets                                                                $ 239,506      $ 221,047
                                                                            =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                      $  10,624      $  14,149
      Accrued expenses                                                         35,691         44,697
      Deferred revenue                                                         33,131         27,349
      Short term borrowings                                                     9,124          7,635
                                                                            ---------      ---------
            Total current liabilities                                          88,570         93,830
                                                                            ---------      ---------
Deferred tax liability                                                          7,574          5,696
Minority interest                                                               1,540             --
Long term debt                                                                  1,904            588
                                                                            ---------      ---------
Commitments and Contingencies
Stockholders' Equity:
      Preferred stock; $0.01 par value; 5,000,000
            authorized shares; none issued and outstanding                         --             --
      Common stock; $0.01 par value; 50,000,000 authorized
            shares and 18,583,378 and 18,389,438 shares
            issued and outstanding at June 30, 1999 and
            March 31, 1999, respectively                                          186            184
      Paid-in capital                                                          11,685            819
      Accumulated other comprehensive income                                      257            843
      Retained earnings                                                       127,790        119,087
                                                                            ---------      ---------
            Total stockholders' equity                                        139,918        120,933
                                                                            ---------      ---------
Total Liabilities and Stockholders' Equity                                  $ 239,506      $ 221,047
                                                                            =========      =========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                              1999               1998
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $  8,703           $  6,738
      Adjustments to reconcile net income to net cash provided
            by operating activities:
            Minority interest                                                   (183)                --
            Depreciation and amortization                                      8,187              6,441
            Other                                                              1,819               (573)
      Changes in operating assets and liabilities                              3,121              2,164
                                                                            --------           --------
            Net cash provided by operating activities                         21,647             14,770
                                                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                              (11,998)            (8,242)
      Purchase of investments, net of cash acquired                          (18,011)              (761)
                                                                            --------           --------
            Net cash used in investing activities                            (30,009)            (9,003)
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt obligations                                           7,608              7,838
      Principal payments on debt obligations                                  (4,321)            (8,322)
      Proceeds from issuance of common and subsidiary stock                   10,330              1,203
      Tax benefit from exercise of non-qualified options and
            disqualified dispositions
                                                                               3,897                376
                                                                            --------           --------
            Net cash provided by financing activities                         17,514              1,095
                                                                            --------           --------

NET INCREASE IN CASH                                                           9,152              6,862
Effect of exchange rate changes on cash                                         (891)              (622)
CASH, at end of prior period                                                  13,942             18,434
                                                                            --------           --------
CASH, at end of current period                                              $ 22,203           $ 24,674
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and March 31, 1999, and the results of operations and cash flows for the three month periods ended June 30, 1999 and 1998. Certain prior balances have been reclassified to conform with the current year presentation.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The first quarter balances and results of the majority and wholly owned foreign subsidiaries are included as of March 31, 1999 and December 31, 1998 and for the three month periods ended March 31, 1999 and 1998, respectively. All material intercompany profits, transactions and balances have been eliminated.

These financial statements, including the condensed consolidated balance sheet as of March 31, 1999, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Note 2. Net Income Per Common Share:

The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           -------------------
                                                            1999         1998
                                                           ------       ------
         Basic weighted average common
             shares outstanding                            18,675       18,530
           Dilutive effect of options outstanding             811          503
                                                           ------       ------

         Diluted weighted average common shares
             outstanding                                   19,486       19,033

Options to purchase 90,000 shares of common stock at a $91.25 exercise price per share were outstanding at June 30, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

Note 3. Comprehensive Income:


                                                             Three months ended
                                                                  June 30,
                                                          -------------------------
                                                            1999              1998
                                                          -------           -------
                                                                (in thousands)
         Net income                                       $ 8,703           $ 6,738
         Other comprehensive income, net of tax:
                Currency translation adjustment              (586)             (737)
                                                          -------           -------
         Comprehensive Income                             $ 8,117           $ 6,001

Note 4. Convertible Long Term Debt:

Effective April 5, 1999, the Tribune Company, an unrelated entity, made an investment in Supermarkets Online, a majority owned subsidiary of the Company. In addition to this equity investment, Supermarkets Online borrowed $1.4 million from the Tribune Company in exchange for a subordinated convertible note bearing interest at a rate of 4.5 percent per annum. This long term debt obligation is convertible into 500,000 shares of Supermarkets Online common stock upon certain occurrences.


Note 5. Acquisition:

Effective April 21, 1999, the Company, through one of its wholly owned subsidiaries, acquired one of its vendors, CompuScan Marketing, Inc. ("Compuscan"), for $9.1 million in initial cash consideration, net of cash acquired, by means of a merger transaction. Compuscan provides the intellectual property and backroom processing for the Company's Checkout Prizes product. Terms of the merger agreement call for the Company to make a series of additional payments, which are based on specified future revenue growth targets of the Checkout Prizes product. The purchase has been accounted for using the purchase method of accounting for acquisition and, accordingly, the results of operations of Compuscan have been included in the fiscal 2000 condensed consolidated financial statements of the Company since the date of such acquisition

Note 6. Segment Information (in thousands):


                                                For the Three Months Ended June 30,
                                       -------------------------------------------------------
                                                  1999                          1998
                                       -------------------------     -------------------------
                                       Targeted                      Targeted
                                       Marketing                     Marketing
                                       Services     Eliminations     Services     Eliminations
                                       ---------    ------------     ---------    ------------
Revenue from external
   customers                           $72,614                       $ 56,834
Revenue from internal sources              310             (310)          481            (481)
Net income                               8,703                          6,738

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 2000 COMPARED TO FISCAL 1999

The Company's revenues for the first quarter of fiscal 2000 increased 27.8 percent, compared with the same period in fiscal 1999. The increase in revenues is due to an increase in promotions printed worldwide, increases in direct mail marketing programs and growth in the Checkout Direct(R) program. Direct mail marketing programs include, among others, the revenues added by the acquisition of Market Logic, which was completed on July 13, 1998.

In the U.S., the Catalina Marketing Network was in 12,257 stores at June 30, 1999, which reach 161 million shoppers each week as compared to 11,432 stores reaching 153 million shoppers each week at June 30, 1998 and 12,092 stores reaching 152 million shoppers each week at March 31, 1999. The Health Resource Network was in 4,152 pharmacies at June 30, 1999 as compared to 2,256 pharmacies at June 30, 1998 and 3,861 pharmacies at March 31, 1999. Outside the U.S., the Catalina Marketing Network was in 2,249 stores at June 30, 1999, which reach 33 million shoppers each week as compared to 1,456 stores reaching 23 million shoppers each week at June 30, 1998 and 1,935 stores reaching 29 million shoppers each week at March 31, 1999.

In the first quarter of fiscal 2000 the Company installed its Catalina Marketing Network in 165 stores in the U.S., net of deinstallations, as compared to 268 stores in the comparable fiscal 1999 period. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 291 pharmacies in the first quarter of fiscal 2000, net of deinstallations, as compared to 336 stores in the comparable fiscal 1999 period. Outside the U.S., the Company installed 314 stores in the first quarter of fiscal 2000, net of deinstallations, as compared to 84 stores in the comparable fiscal 1999 period.

Direct operating expenses consist of retailer fees; paper; sales commissions; loyalty and direct marketing expenses; provision for doubtful accounts; the expenses of operating and maintaining the Catalina Marketing and Health Resource Network, primarily expenses relating to operations personnel and service offices, and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $30.2 million for the first quarter of fiscal 2000 from $23.6 million in the comparable period of fiscal 1999. Direct operating expenses in the first quarter of fiscal 2000 as a percentage of revenues increased to 41.5 percent from 41.4 percent in the comparable period of fiscal 1999. This increase in fiscal 2000 is principally attributable to the Company's increase in loyalty and direct marketing programs, including the Market Logic and DCI Cardmarketing businesses, which by their nature have a higher material cost component of direct costs as a function of revenue than the Company's other core product line services.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 2000 were $19.8 million, compared to $15.3 million for the comparable period of fiscal 1999, an increase of 29.4 percent or $4.5 million. As a percentage of revenues, selling, general and administrative expenses increased
0.4 percent in the first quarter of fiscal 2000, to 27.3 percent from 26.9 percent for the comparable period of fiscal 1999. The increase relates primarily to administrative expenses relating to new operating units and products.

Depreciation and amortization increased to $8.2 million for the first quarter of fiscal 2000 from $6.4 million for the comparable period in fiscal 1999. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets related to the Company's acquisitions.

Interest expense, net and other increased to $201,000 net expense for the first quarter of fiscal 2000 from $28,000 net expense for the comparable period in fiscal 1999. This increase in net expense is primarily attributable to lower average cash balances available for investment and lower interest rates in the first quarter of fiscal 2000 than in the comparable period in fiscal 1999 and increased short term borrowing balances in the Company's Asian subsidiary reported as of June 30, 1999 as compared to June 30, 1998.

The provision for income taxes increased to $5.7 million, or 40.2 percent of income before income taxes and minority interest, for the first quarter of fiscal 2000, compared to $4.8 million, or 41.6 percent of income before income taxes and minority interest, for the same period in fiscal 1999. The rate decrease is primarily due to the Company's ability to utilize losses of a majority owned foreign subsidiary for income tax purposes in fiscal 2000. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $3,000 to $13,000 per store. During the first quarters of fiscal 2000 and 1999, the Company made capital expenditures of $12.0 million and $8.2 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first quarter of fiscal 2000, the Company spent $3.6 million more on store equipment compared to the comparable fiscal 1999 period.

 Effective April 21, 1999, the Company, through one of its wholly owned subsidiaries, acquired one of its vendors, CompuScan, for $9.1 million in initial cash consideration, net of cash acquired, by means of a merger transaction. Terms of the merger agreement call for the Company to make a series of additional payments, which are based on specified future revenue growth targets of the Checkout Prizes product. Additionally, in the first quarter of fiscal 2000, investments were made totaling $8.9 million which were comprised of earnout payments attributable to past acquisitions.

The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.

Other

Year 2000 Readiness Disclosure

This year 2000 disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on Form 10-Q and Form 10-K, and in its Annual Report to Stockholders.

In the next year, many companies will face potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue. This plan includes a campaign which began in fiscal 1998, was revised to consider acquired companies' business systems, and has a goal for completion in October 1999. The plan currently includes spending of approximately $1.6 million for testing and upgrading hardware and software. The Company has spent approximately $1.1 million on the year 2000 issue through June 30, 1999. Progress towards completion of the plan is within management's expectations to meet the October 1999 goal.

The Company has contacted substantially all of its hardware and software vendors, suppliers and financial institution partners to evaluate their compliance efforts. Those that have been deemed noncompliant have been evaluated and corrective action has been or will be taken by October 1999 to ensure the vendors' year 2000 efforts or lack there of will not adversely impact the Company's operations.

The Company's manufacturer clients and retailers may also encounter year 2000 issues and are in various states of readiness. If these manufacturers or retailers encounter serious problems related to the year 2000 issue, those problems could have a material adverse impact on the operations of the Company. The Company believes most of its manufacturer clients and retailers are addressing the year 2000 issue, and the Company is closely monitoring the status of their readiness.

In the event that the Company's year 2000 compliance efforts are unsuccessful and/or one or more of the Company's critical internal systems are not year 2000 compliant by December 31, 1999, the following could occur, any of which could have a material adverse impact on the operations of the Company:

(a) Customer service could deteriorate to the point that a substantial number of the Company's customers move their relationships to other organizations;
(b) The Company may be unable to provide manufacturer and retail clients with timely and accurate information about program execution; or
(c) The Company may be unable to fulfill various contractual obligations

The Company believes substantially all of its internally developed applications and purchased applications used internally will be year 2000 compliant by October 1999. The Company has therefore focused its efforts on contingency planning for business systems outside of those applications, as warranted.

Forward Looking Statements

The statements in this Form 10-Q may be forward looking, and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, actual promotional activities and programs with the Company's customers, the pace of installation of the Company's store network, the success of new services and businesses and the pace of their implementation, any acquisitions or dispositions by the Company, and the Company's ability to maintain favorable client relationships.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits

           10.27      1999 Stock Option Plan

           15         Acknowledgment Letter

           27         Financial Data Schedule

           99         Review Report of Independent Certified Public Accountants

        b. Reports of Form 8-K

           None

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.

August 13, 1999                  CATALINA MARKETING CORPORATION
                                 (Registrant)

                                 /s/ Joseph P. Port
                                 -----------------------------------------------
                                 Joseph P. Port
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Authorized officer of Registrant and principal financial officer)