Form 10-Q
period 1999-09-30
CATALINA MARKETING CORP/DE
filed 1999-11-12
CIK 883977

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period From ______ to _______


                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                             33-0499007
          ------------------------------            ----------------------
         (State of Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)            Identification Number)


              11300 9th Street North
              St. Petersburg, Florida                     33716-2329
              -----------------------                     ----------


                                 (727) 579-5000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At November 11, 1999, Registrant had outstanding 18,239,947 shares of Common Stock.


===============================================================================

                         CATALINA MARKETING CORPORATION
                                     INDEX



                                                                                                        Page
                                                                                                        ----

PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three and six month periods ended
                           September 30, 1999 and 1998                                                   3


                      Condensed Consolidated Balance Sheets at
                           September 30, 1999 and March 31, 1999                                         4


                      Condensed Consolidated Statements of Cash Flows
                           for the six month periods ended
                           September 30, 1999 and 1998                                                   5

                      Notes to Condensed Consolidated
                           Financial Statements                                                          6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              9

PART II.      OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders                                   14

     Item 6.      Exhibits and Reports on Form 8-K                                                      14

SIGNATURES                                                                                              16


                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                          Three Months Ended               Six Months Ended
                                                             September 30,                   September 30,
                                                      ---------       ---------       ---------       ---------
                                                         1999            1998            1999            1998
                                                      ---------       ---------       ---------       ---------

Revenues                                              $  86,828       $  64,448       $ 159,442       $ 121,282

Costs and Expenses:
     Direct operating expenses                           36,369          28,198          65,705          51,748
     Selling, general and administrative                 22,648          14,022          43,288          29,327
     Depreciation and amortization                        8,577           6,638          16,764          13,042
                                                      ---------       ---------       ---------       ---------
         Total costs and expenses                        67,594          48,858         125,757          94,117
                                                      ---------       ---------       ---------       ---------

Income From Operations                                   19,234          15,590          33,685          27,165

Interest Expense, Net and Other                              (9)         (2,893)           (210)         (2,921)
                                                      ---------       ---------       ---------       ---------
Income Before Income Taxes and Minority Interest         19,225          12,697          33,475          24,244
Income Taxes                                             (7,728)         (6,308)        (13,458)        (11,117)
Minority Interest in Losses of Subsidiaries                 175              --             358              --
                                                      ---------       ---------       ---------       ---------
     Net Income                                       $  11,672       $   6,389       $  20,375       $  13,127
Diluted:
     Earnings Per Common Share                        $    0.60       $    0.34       $    1.05       $    0.69
     Weighted Average Common Shares Outstanding
                                                         19,366          18,963          19,426          18,998
Basic:
     Earnings Per Common Share                        $    0.63       $    0.35       $    1.09       $    0.71
     Weighted Average Common Shares Outstanding          18,625          18,512          18,650          18,521



The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)


                                                              September 30,     March 31,
                                                                 1999             1999
                                                               ---------       ---------

                       ASSETS
Current Assets:
     Cash and cash equivalents                                 $  10,557       $  13,942
     Accounts receivable, net                                     45,468          44,045
     Deferred tax asset                                           10,715           8,932
     Prepaid expenses and other current assets                    29,624          28,562
                                                               ---------       ---------
         Total current assets                                     96,364          95,481
                                                               ---------       ---------
Property and Equipment:
     Property and equipment                                      219,744         199,625
     Accumulated depreciation and amortization                  (123,988)       (111,939)
                                                               ---------       ---------
         Property and equipment, net                              95,756          87,686
                                                               ---------       ---------
Purchased intangible assets, net                                  54,524          35,628
Other assets                                                       1,989           2,252
                                                               ---------       ---------
Total Assets                                                   $ 248,633       $ 221,047
                                                               =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                          $  15,749       $  14,149
     Accrued expenses                                             53,390          44,697
     Deferred revenue                                             30,031          27,349
     Short term borrowings                                        20,625           7,635
                                                               ---------       ---------
         Total current liabilities                               119,795          93,830
                                                               ---------       ---------
Deferred tax liability                                             7,384           5,696
Minority interest                                                  1,457              --
Long term debt                                                     1,780             588
                                                               ---------       ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding               --              --
     Common stock; $0.01 par value; 50,000,000 authorized
         shares and 18,233,245 and 18,389,438 shares
         issued and outstanding at September 30, 1999
         and March 31, 1999, respectively                            182             184
     Paid-in capital                                                 446             819
     Accumulated other comprehensive income                         (438)            843
     Retained earnings                                           118,027         119,087
                                                               ---------       ---------
         Total stockholders' equity                              118,217         120,933
                                                               ---------       ---------
Total Liabilities and Stockholders' Equity                     $ 248,633       $ 221,047
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

                         CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                   Six Months Ended
                                                                    September 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $ 20,375       $ 13,127
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Minority interest                                          (358)            --
         Depreciation and amortization                            16,764         14,003
         Other                                                     6,127          2,204
     Changes in operating assets and liabilities                   7,798         (9,438)
                                                                --------       --------
         Net cash provided by operating activities                50,706         19,896
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                   (25,641)       (17,096)
     Purchase of investments, net of cash acquired               (24,689)        (2,480)
                                                                --------       --------
         Net cash used in investing activities                   (50,330)       (19,576)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on credit facility                            10,000             --
     Proceeds from debt obligations                               13,524         13,436
     Principal payments on debt obligations                       (8,764)       (13,369)
     Proceeds from issuance of common and subsidiary stock        11,796          3,152
     Tax benefit from exercise of non-qualified options
        and disqualified dispositions                              4,304          1,010
     Payment for repurchase of company common stock              (34,531)       (11,771)
                                                                --------       --------
                 Net cash used in financing activities            (3,671)        (7,542)
                                                                --------       --------

NET DECREASE IN CASH                                              (3,295)        (7,222)
Effect of exchange rate changes on cash                              (90)          (312)
CASH, at end of prior period                                      13,942         18,434
                                                                --------       --------
CASH, at end of current period                                  $ 10,557       $ 10,900
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and March 31, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six month periods ended September 30, 1999 and 1998. Certain prior period balances have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The second quarter balances and results of the majority and wholly owned foreign subsidiaries are included as of June 30, 1999 and December 31, 1998 and for the three and six month periods ended June 30, 1999 and 1998, respectively. All material intercompany profits, transactions and balances have been eliminated.

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

Note 2.  Earnings Per Common Share:

The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      ------------------
                                                        1999        1998        1999        1998
                                                       ------      ------      ------      ------

         Basic weighted average common
              shares outstanding                       18,625      18,512      18,650      18,521
           Dilutive effect of options outstanding         741         451         776         477
                                                       ------      ------      ------      ------

         Diluted weighted average common shares
              outstanding                              19,366      18,963      19,426      18,998


Options to purchase 120,650 shares of common stock at exercise prices per share ranging from $91 1/4 to $106 7/8 were outstanding at September 30, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common stock.

Note 3.  Comprehensive Income:


                                                         Three months ended         Six months ended
                                                           September 30,             September 30,
                                                      ---------------------      -----------------------
                                                         1999         1998         1999          1998
                                                      --------       ------      --------       --------
                                                                         (in thousands)

         Net income                                   $ 11,672       $6,389      $ 20,375       $ 13,127
         Other comprehensive income, net of tax:
                Currency translation adjustment           (695)         197        (1,281)          (540)
                                                      --------       ------      --------       --------
         Comprehensive Income                         $ 10,977       $6,586      $ 19,094       $ 12,587




Note 4.  Credit Facility:

In September 1999, the Company, as a part of its $150 million credit agreement, extended the term of the $50 million 364 day line of credit facility to September 26, 2000. At September 30, 1999, there was $10 million outstanding thereunder.


Note 5.  Convertible Long Term Debt:

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

Note 6.  Acquisitions:

Effective April 21, 1999, the Company, through one of its wholly owned subsidiaries, acquired one of its vendors, CompuScan Marketing, Inc. ("CompuScan"), for $9.1 million in initial cash consideration, net of cash acquired, by means of a merger transaction. CompuScan provides the intellectual property and backroom processing for the Company's Checkout Prizes product. Terms of the merger agreement call for the Company to make a series of additional payments, which are based on specified criteria, including future revenue growth targets of the Checkout Prizes product.

Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, Inc., an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon future operating performance of Alliance Research, Inc.

The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 2000 financial statements since the date of such acquisition.


Note 7.  Segment Information (in thousands):


                                        For the Three Months Ended September 30,
                                    --------------------------------------------------
                                            1999                       1998
                                    ------------------------  ------------------------
                                    Targeted                  Targeted
                                    Marketing                 Marketing
                                    Services    Eliminations  Services    Eliminations
                                    --------    ------------  --------    ------------

Revenue from external customers     $ 86,828                   $ 64,448
Revenue from internal sources            344        (344)           608        (608)
Net income                            11,672                      6,389



                                          For the Six Months Ended September 30,
                                    --------------------------------------------------
                                            1999                       1998
                                    ------------------------  ------------------------
                                    Targeted                  Targeted
                                    Marketing                 Marketing
                                    Services    Eliminations  Services    Eliminations
                                    --------    ------------  --------    ------------

Revenue from external customers     $159,442                  $ 121,282
Revenue from internal sources            654        (654)         1,089     (1,089)
Net income                            20,375                     13,127


Note 8.  Commitments and Contingencies

As of October 21, 1999, the Company entered into a lease financing agreement for a new corporate headquarters building in St. Petersburg, Florida. The lease term runs through September 2005. The Company has the option to extend the lease term for up to three, five year renewal periods, subject to certain conditions. The agreement includes a purchase option for the Company that approximates the original cost of the building. The Company anticipates that it will occupy the new corporate headquarters building and begin making lease payments in the second quarter of FY 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 2000 COMPARED TO FISCAL 1999

The Company's revenues for the second quarter and first six months of fiscal 2000 increased 34.7 percent and 31.5 percent, respectively, compared with the same periods in fiscal 1999. The increase in revenues is due to an increase in promotions printed worldwide, growth in the Checkout Direct(R) program and increases in direct mail marketing programs. Additionally, the second quarter and first six months of fiscal 2000 includes revenues from Market Logic and DCI Cardmarketing, acquired in July 1998 and January 1999, respectively. The second quarter of fiscal 2000 also includes revenues of approximately $2.5 million from Alliance Research, Inc. acquired in July 1999.

In the U.S., the Catalina Marketing Network was in 12,635 stores at September 30, 1999, which reach 160 million shoppers each week as compared to 11,621 stores reaching 151 million shoppers each week at September 30, 1998 and 12,092 stores reaching 152 million shoppers each week at March 31, 1999. The Health Resource Network was in 4,706 pharmacies at September 30, 1999 as compared to 3,186 pharmacies at September 30, 1998 and 3,861 pharmacies at March 31, 1999. Outside the U.S., the Catalina Marketing Network was in 2,335 stores at September 30, 1999, which reach 34 million shoppers each week as compared to 1,560 stores reaching 24 million shoppers each week at September 30, 1998 and 1,935 stores reaching 29 million shoppers each week at March 31, 1999.

In the first six months of fiscal 2000 the Company installed its Catalina Marketing Network in 543 stores in the U.S., net of deinstallations, as compared to 457 stores in the comparable fiscal 1999 period. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 845 pharmacies in the first six months of fiscal 2000, net of deinstallations, as compared to 1,266 stores in the comparable fiscal 1999 period. Outside the U.S., the Company installed 400 stores in the first six months of fiscal 2000, net of deinstallations, as compared to 188 stores in the comparable fiscal 1999 period.

Direct operating expenses consist of retailer fees; paper; sales commissions; loyalty and direct marketing expenses; provision for doubtful accounts; the expenses of operating and maintaining the Catalina Marketing and Health Resource network, primarily expenses relating to operations personnel and service offices; and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $36.4 million and $65.7 million for the second quarter and first six months of fiscal 2000, respectively, from $28.2 million and $51.7 million in the comparable periods of fiscal 1999. Direct operating expenses in the second quarter and first six months of fiscal 2000 as a percentage of revenues decreased to 41.9 percent and 41.2 percent, respectively, from 43.7 percent and
42.7 percent in the comparable periods of fiscal 1999. This decrease in fiscal 2000 is principally attributable to a favorable shift in product mix towards higher margin domestic sales, partially offset by the higher material costs component of direct costs as a function of revenue associated with the increase in direct marketing programs, including Market Logic and the DCI Cardmarketing business.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses for the second quarter and first six months of fiscal 2000 were $22.6 million and $43.3 million, respectively, compared to $14.0 million and $29.3 million for the comparable period of fiscal 1999, increases of 61.5 percent and 47.6 percent, respectively. As a percentage of revenues, selling, general and administrative expenses increased 4.3 percent and 2.9 percent in the second quarter and first six months of fiscal 2000, to 26.1 percent and 27.1 percent, respectively, from
21.8 percent and 24.2 percent for the comparable periods of fiscal 1999. These increases relate primarily to administrative, advertising and marketing expenses relating to new operating units and products.

Depreciation and amortization increased to $8.6 million and $16.7 million for the second quarter and first six months of fiscal 2000 from $6.6 million and $13.0 million for the comparable periods in fiscal 1999. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets related to the Company's acquisitions.

Interest expense, net and other decreased to $9,000 and $210,000 net expense for the second quarter and first six months of fiscal 2000 from $2.9 million net expense for each of the comparable periods in fiscal 1999. The decrease is primarily due to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999.

The provision for income taxes increased to $13.5 million, or 40.2 percent of income before income taxes and minority interest, for the first six months of fiscal 2000, compared to $11.1 million, or 45.9 percent of income before income taxes and minority interest, for the same period in fiscal 1999. The rate decrease is primarily due to the valuation allowance recorded against the $3.0 million deferred tax benefit for the Intelledge investment write off in the second quarter of fiscal 1999 and secondarily due to the Company's ability to utilize losses of a majority owned foreign subsidiary for income tax purposes in fiscal 2000. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes, various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions and, in the case of fiscal 1999, the valuation allowance referred to in the previous sentence.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $3,000 to $13,000 per store. During the first six months of fiscal 2000 and 1999, the Company made capital expenditures of $25.6 million and $17.1 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first six months of fiscal 2000, the Company spent $6.6 million more on store equipment compared to the comparable fiscal 1999 period.

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

Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, Inc., an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon future operating performance of Alliance Research, Inc.

Additionally, in the first six months of fiscal 2000, investments were made totaling $8.9 million which were comprised of earnout payments attributable to past acquisitions.

During the second quarter of fiscal 2000, the Company purchased 396,500 shares of its common stock for $34.5 million. On October 25, 1999 the Company announced approval by its Board of Directors of an additional $50.0 million to buy back Company common stock. As of October 25, 1999, this authorization increases the total funds available for share repurchases to $59.0 million.

During the second quarter of fiscal 2000, the Company borrowed approximately $10 million against its $150 million credit facility. The $10 million was outstanding as of September 30, 1999.

The Company believes working capital generated by operations along with existing credit facilities is sufficient for its overall capital requirements.

Other

Year 2000 Readiness Disclosure

This year 2000 disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on Form 10-Q and Form 10-K, and in its Annual Report to Stockholders.

In the next few months, many companies will face potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. The Company is aware of the year 2000 issue and the effects it may have on its business systems. In response, the Company has developed a detailed plan to address the issue. This plan includes a campaign which began in fiscal 1998, revised from time to time to consider acquired companies' business systems, and has a goal for completion in December 1999. The plan currently includes spending of approximately $1.5 million for testing and upgrading hardware and software. The Company has spent approximately $1.3 million on the year 2000 issue through September 30, 1999.

The Company has contacted substantially all of its hardware and software vendors, suppliers and financial institution partners to evaluate their compliance efforts. Those that have been considered noncompliant have been evaluated and corrective action has been or will be taken by December 1999 to ensure the vendors' year 2000 efforts or lack there of will not adversely impact the Company's operations.

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

(b) The Company may be unable to provide manufacturer and retail clients with timely and accurate information about program execution; or

(c)  The Company may be unable to fulfill various contractual obligations.

The Company believes substantially all of its internally developed applications and purchased applications used internally will be year 2000 compliant by December 1999. The Company has therefore focused its efforts on contingency planning for business systems outside of those applications, as warranted.

Forward Looking Statements

The statements in this Form 10-Q may be forward looking, and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, actual timing and level of promotional activities and programs with the Company's customers, the pace of installation of the Company's store network, the success of new services and businesses and the pace of their implementation, any acquisitions or dispositions by the Company, and the Company's ability to maintain favorable client relationships.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held on July 20, 1999. The following members were elected as Class II members of the Company's Board of Directors for the period ending as of the annual meeting of stockholders in 2002:

         Frederick W. Beinecke
         Thomas W. Smith

         The terms of the other directors of the Company continued after the meeting. These directors are: Frank H. Barker, Patrick W. Collins, George W. Off, Daniel D. Granger, Stephen I. D'Agostino and Michael B. Wilson.

         With regard to the proposal to ratify and approve the Company's 1999 Stock Option Plan, 12,449,868 votes were cast in favor, 1,833,057 were cast against, there were 2,034,007 abstentions and broker non-votes, and the proposal was approved.

         With regard to the proposal to ratify and approve the Company's independent certified public accountants for fiscal 2000, 16,298,075 votes were cast in favor, 3,800 were cast against, there were 15,057 abstentions, and the proposal was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.   Exhibits

              10.26.2 Second Amendment dated as of February 19, 1999, to the Credit Agreement dated as of September 30, 1997, by and between the Registrant and Nationsbank, National Association, as agent and lender, and the other lenders party thereto

              10.27 Lease Agreement dated as of October 21, 1999 by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee

              10.28 Participation Agreement dated as of October 21, 1999 among Catalina Marketing Sales Corporation, as lessee; the Registrant, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders

              10.29 Purchase and Sale Agreement dated as of October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer

              15          Acknowledgement Letter

              19          Review Report of Independent Certified Public
                          Accountants

         b.   Reports of Form 8-K

              None

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




November 12, 1999                      CATALINA MARKETING CORPORATION
                                       ----------------------------------------
                                       (Registrant)






                                       /s/ Joseph P. Port
                                       ----------------------------------------
                                           Joseph P. Port
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Authorized officer of Registrant
                                           and principal financial officer)