Form 10-Q
period 1999-12-31
CATALINA MARKETING CORP/DE
filed 2000-02-14
CIK 883977

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         33-0499007
-----------------------------------            ---------------------------------
(State of Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

   11300 9th Street North
   St. Petersburg, Florida                                 33716-2329
-----------------------------------            ---------------------------------

                                 (727) 579-5000
              ---------------------------------------------------
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

         At February 10, 2000 Registrant had outstanding 18,285,624 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three and nine month periods ended
                           December 31, 1999 and 1998                          3

                      Condensed Consolidated Balance Sheets at
                           December 31, 1999 and March 31, 1999                4

                      Condensed Consolidated Statements of Cash Flows
                           for the nine month periods ended
                           December 31, 1999 and 1998                          5

                      Notes to Condensed Consolidated
                           Financial Statements                                6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    9

PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                    13

                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          DECEMBER 31,               DECEMBER 31,
                                                    -----------------------     -----------------------
                                                       1999         1998          1999          1998
                                                    ---------     ---------     ---------     ---------
Revenues                                            $  97,790     $  67,604     $ 257,232     $ 188,886
                                                    ---------     ---------     ---------     ---------

Costs and Expenses:
     Direct operating expenses                         39,226        27,279       104,931        79,027
     Selling, general and administrative               22,200        13,665        65,488        42,992
     Depreciation and amortization                      8,862         6,931        25,626        19,973
                                                    ---------     ---------     ---------     ---------
         Total costs and expenses                      70,288        47,875       196,045       141,992
                                                    ---------     ---------     ---------     ---------
Income From Operations                                 27,502        19,729        61,187        46,894

Interest Expense, Net and Other                           (31)          199          (241)       (2,722)
                                                    ---------     ---------     ---------     ---------
Income Before Income Taxes and Minority Interest
                                                       27,471        19,928        60,946        44,172
Income Taxes                                          (11,043)       (7,913)      (24,501)      (19,030)
Minority Interest in Losses of Subsidiaries
                                                          132            --           490            --
                                                    ---------     ---------     ---------     ---------
     Net Income                                     $  16,560     $  12,015     $  36,935     $  25,142
DILUTED:
     Earnings Per Common Share                      $    0.86     $    0.64     $    1.91     $    1.33
     Weighted Average Common Shares Outstanding
                                                       19,230        18,891        19,360        18,964
BASIC:
     Earnings Per Common Share                      $    0.90     $    0.65     $    1.99     $    1.36
     Weighted Average Common Shares Outstanding
                                                       18,415        18,398        18,571        18,483

              The accompanying Notes are an integral part of these
                       consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      (UNAUDITED)
                                                                       DECEMBER 31,   MARCH 31,
                                   ASSETS                                 1999          1999
                                                                       -----------    ----------
Current Assets:
     Cash and cash equivalents                                          $   7,535     $  13,942
     Accounts receivable, net                                              56,065        44,045
     Deferred tax asset                                                    10,723         8,932
     Prepaid expenses and other current assets                             31,011        28,562
                                                                        ---------     ---------
         Total current assets                                             105,334        95,481
                                                                        ---------     ---------
Property and Equipment:
     Property and equipment                                               236,122       199,625
     Accumulated depreciation and amortization                           (132,460)     (111,939)
                                                                        ---------     ---------
         Property and equipment, net                                      103,662        87,686
                                                                        ---------     ---------
Purchased intangible assets, net                                           58,749        35,628
Other assets                                                                2,624         2,252
                                                                        ---------     ---------
Total Assets                                                            $ 270,369     $ 221,047
                                                                        =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                   $  14,889     $  14,149
     Accrued expenses                                                      59,275        44,697
     Deferred revenue                                                      24,479        27,349
     Short term borrowings                                                 23,878         7,635
                                                                        ---------     ---------
         Total current liabilities                                        122,521        93,830
                                                                        ---------     ---------
Deferred tax liability                                                      7,393         5,696
Minority interest                                                           1,391            --
Long term debt                                                              1,853           588
                                                                        ---------     ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding                        --            --
     Common stock; $0.01 par value; 50,000,000 authorized shares and
         18,244,230 and 18,389,438 shares issued and outstanding at
         December 31, 1999 and March 31, 1999, respectively
                                                                              182           184
     Paid-in capital                                                        1,341           819
     Accumulated other comprehensive income                                 1,101           843
     Retained earnings                                                    134,587       119,087
                                                                        ---------     ---------
         Total stockholders' equity                                       137,211       120,933
                                                                        ---------     ---------
Total Liabilities and Stockholders' Equity                              $ 270,369     $ 221,047
                                                                        =========     =========

              The accompanying Notes are an integral part of these
                       consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                              1999         1998
                                                                          ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 36,935     $ 25,142
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Minority interest                                                      (490)          --
         Depreciation and amortization                                        25,626       20,035
         Other                                                                 2,396        2,611
     Changes in operating assets and liabilities                              (3,031)     (19,340)
                                                                            --------     --------
         Net cash provided by operating activities                            61,436       28,448
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                               (35,720)     (29,034)
     Purchase of investments, net of cash acquired                           (30,982)      (3,970)
                                                                            --------     --------
         Net cash used in investing activities                               (66,702)     (33,004)
                                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on credit facility                                         5,000           --
     Proceeds from debt obligations                                           23,152       17,869
     Principal payments on debt obligations                                  (12,006)     (17,848)
     Proceeds from issuance of common and subsidiary stock                    12,199        5,087
     Tax benefit from exercise of non-qualified options and disqualified
         dispositions                                                          4,780        1,715
     Payment for repurchase of company common stock                          (34,531)     (11,771)
                                                                            --------     --------
         Net cash used in financing activities                                (1,406)      (4,948)
                                                                            --------     --------

NET DECREASE IN CASH                                                          (6,672)      (9,504)
Effect of exchange rate changes on cash                                          265         (171)
CASH, at end of prior period                                                  13,942       18,434
                                                                            --------     --------
CASH, at end of current period                                              $  7,535     $  8,759
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1999 and March 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998, and cash flows for the nine month periods ended December 31, 1999 and 1998. Certain prior period balances have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The third quarter balances and results of the majority and wholly owned foreign subsidiaries are included as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and 1998, respectively. All material intercompany profits, transactions and balances have been eliminated.

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

Note 2.  Earnings Per Common Share:

The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              DECEMBER 31,        DECEMBER 31,
                                           -------------------------------------
                                            1999      1998     1999       1998
                                           ------------------------------------
Basic weighted average common
     shares outstanding                    18,415    18,398    18,571    18,483
  Dilutive effect of options outstanding      815       493       789       481
                                           -------------------------------------

Diluted weighted average common shares
     outstanding                           19,230    18,891    19,360    18,964

Options to purchase 30,300 shares of common stock at $106 7/8 exercise price per share were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because such options' exercise prices were greater than the average market price of common stock.

Note 3.       Comprehensive Income:

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                              DECEMBER 31,         DECEMBER 31,
                                           ----------------------------------------
                                            1999       1998       1999       1998
                                           ----------------------------------------
                                                       (in thousands)
Net income                                 $16,560    $12,015    $36,935    $25,142
Other comprehensive income, net of tax:
       Currency translation adjustment       1,539        672        258        132
                                           ----------------------------------------
Comprehensive Income                       $18,099    $12,687    $37,193    $25,274

Note 4.  Credit Facility:

In September 1999, the Company, as a part of its $150 million credit agreement, extended the term of the $50 million 364 day line of credit facility to September 26, 2000. At December 31, 1999, there was $5 million outstanding thereunder.

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

Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, Inc., an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon future operating performance of the business purchased from Alliance Research, Inc.

The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 2000 financial statements since the date of such acquisition.

Additionally, in the first nine months of fiscal 2000, investments were made totaling $15.1 million which were comprised of earnout payments attributable to past acquisitions.


Note 7.  Segment Information (in thousands):

                                                       FOR THE THREE MONTHS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                        1999                           1998
                                         --------------------------------   ----------------------------
                                            TARGETED                          TARGETED
                                           MARKETING                         MARKETING
                                            SERVICES        ELIMINATIONS       SERVICES    ELIMINATIONS
                                         ---------------  ---------------   ------------  --------------
Revenue from external customers                $ 97,790                        $ 67,604
Revenue from internal sources                       420             (420)           979           (979)
Net income                                       16,560                          12,015

                                                       FOR THE NINE MONTHS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                        1999                           1998
                                         --------------------------------   ----------------------------
                                            TARGETED                          TARGETED
                                           MARKETING                         MARKETING
                                            SERVICES        ELIMINATIONS       SERVICES    ELIMINATIONS
                                         ---------------  ---------------   ------------  --------------
Revenue from external customers                $257,232                        $188,886
Revenue from internal sources                     1,074           (1,074)         2,068          (2,068)
Net income                                       36,935                          25,142


Note 8.  Commitments and Contingencies

As of October 21, 1999, the Company entered into a lease financing agreement for a new corporate headquarters building in St. Petersburg, Florida. The lease term runs through September 2005. The Company has the option to extend the lease term for up to three, five year renewal periods, subject to certain conditions. The agreement includes a purchase option for the Company that approximates the original cost of the building. The Company anticipates that it will occupy the new corporate headquarters building and begin making lease payments in the second quarter of fiscal 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 2000 COMPARED TO FISCAL 1999

The Company's revenues for the third quarter and first nine months of fiscal 2000 increased 44.6 percent and 36.2 percent, respectively, compared with the same periods in fiscal 1999. The increase in revenues is due to an increase in promotions printed worldwide, growth in the Checkout Direct(R) program and increases in direct mail marketing programs. Additionally, the third quarter and first nine months of fiscal 2000 include revenues from Market Logic and DCI Cardmarketing, acquired in July 1998 and January 1999, respectively. The second and third quarters of fiscal 2000 also include revenues from Alliance Research, Inc. acquired in July 1999.

In the U.S., the Catalina Marketing Network was in 13,020 stores at December 31, 1999, which reach 173 million shoppers each week as compared to 11,814 stores reaching 156 million shoppers each week at December 31, 1998 and 12,092 stores reaching 152 million shoppers each week at March 31, 1999. The Health Resource Network was in 5,912 pharmacies at December 31, 1999 as compared to 3,733 pharmacies at December 31, 1998 and 3,861 pharmacies at March 31, 1999. Outside the U.S., the Catalina Marketing Network was in 2,476 stores at December 31, 1999, which reach 35 million shoppers each week as compared to 1,811 stores reaching 31 million shoppers each week at December 31, 1998 and 1,935 stores reaching 29 million shoppers each week at March 31, 1999.

In the first nine months of fiscal 2000 the Company installed its Catalina Marketing Network in 928 stores in the U.S., net of deinstallations, as compared to 650 stores in the comparable fiscal 1999 period. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 2,051 pharmacies in the first nine months of fiscal 2000, net of deinstallations, as compared to 1,813 stores in the comparable fiscal 1999 period. Outside the U.S., the Company installed 541 stores in the first nine months of fiscal 2000, net of deinstallations, as compared to 439 stores in the comparable fiscal 1999 period.

Direct operating expenses consist of retailer fees; paper; sales commissions; loyalty and direct marketing expenses; provision for doubtful accounts; the expenses of operating and maintaining the Catalina Marketing and Health Resource network, primarily expenses relating to operations personnel and service offices; and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $39.2 million and $104.9 million for the third quarter and first nine months of fiscal 2000, respectively, from $27.3 million and $79.0 million in the comparable periods of fiscal 1999. Direct operating expenses in the third quarter and first nine months of fiscal 2000 as a percentage of revenues decreased to 40.1 percent and 40.8 percent, respectively, from 40.3 percent and 41.8 percent in the comparable periods of fiscal 1999. This decrease in fiscal 2000 is principally attributable to a favorable shift in product mix towards higher margin domestic sales, partially offset by the higher material costs component of direct costs as a function of revenue associated with the increase in direct marketing and research programs, including Market Logic, Alliance Research, and the DCI Cardmarketing business.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2000 were $22.2 million and $65.5 million, respectively, compared to $13.7 million and $43.0 million for the comparable period of fiscal 1999, increases of 62.5 percent and 52.3 percent, respectively. As a percentage of revenues, selling, general and administrative expenses increased 2.5 percent and 2.7 percent in the third quarter and first nine months of fiscal 2000, to 22.7 percent and 25.5 percent, respectively, from
20.2 percent and 22.8 percent for the comparable periods of fiscal 1999. These increases relate primarily to administrative, advertising and marketing expenses relating to new operating units and products.

Depreciation and amortization increased to $8.9 million and $25.6 million for the third quarter and first nine months of fiscal 2000 from $6.9 million and $20.0 million for the comparable periods in fiscal 1999. Depreciation increased due to additional investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the additions in goodwill and other intangible assets related to the Company's acquisitions.

Interest expense, net and other changed to $31,000 and $241,000 net expense for the third quarter and first nine months of fiscal 2000 from $199,000 net income and $2.7 million net expense for each of the comparable periods in fiscal 1999. The unfavorable comparison for the third quarter of fiscal 2000 is primarily due to increased interest expense due to borrowings on the Company's credit facility during the second and third quarters of fiscal 2000. The decrease in net expense for the comparable nine month periods is primarily due to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999.

The provision for income taxes increased to $24.5 million, or 40.2 percent of income before income taxes and minority interest, for the first nine months of fiscal 2000, compared to $19.0 million, or 43.1 percent of income before income taxes and minority interest, for the same period in fiscal 1999. The rate decrease is primarily due to the valuation allowance recorded against the $3.0 million deferred tax benefit for the Intelledge investment write off in the second quarter of fiscal 1999 and to a lesser extent due to the Company's ability to utilize losses of a majority owned foreign subsidiary for income tax purposes in fiscal 2000. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes, various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions and, in the case of fiscal 1999, the valuation allowance referred to in the previous sentence.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $3,000 to $13,000 per store. During the first nine months of fiscal 2000 and 1999, the Company made capital expenditures of $35.7 million and $29.0 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first nine months of fiscal 2000, the Company had a faster pace of store installations spending $4.5 million more on store equipment compared to the comparable fiscal 1999 period.

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

Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, Inc., an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon future operating performance of the business purchased from Alliance Research, Inc.

Additionally, in the first nine months of fiscal 2000, investments were made totaling $15.1 million which were comprised of earnout payments attributable to past acquisitions.

During the second quarter of fiscal 2000, the Company purchased 396,500 shares of its common stock for $34.5 million. On October 25, 1999 the Company announced approval by its Board of Directors of an additional $50.0 million to buy back Company common stock. As of October 25, 1999, this authorization increases the total funds available for share repurchases to $59.0 million.

During the second quarter of fiscal 2000, the Company borrowed approximately $10.0 million against its $150 million credit facility and repaid $5.0 million of that borrowing in the third quarter of fiscal 2000. As of December 31, 1999 $5.0 million was outstanding thereunder.

The Company believes working capital generated by operations along with existing credit facilities is sufficient for its overall capital requirements.

OTHER

Year 2000 Disclosure

This year 2000 disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on Form 10-Q and Form 10-K, and in its Annual Report to Stockholders.

The year 2000 issue involves the potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. In December 1999, the Company completed its detailed plan to address the issue of transition to the year 2000 and noted no apparent internal business system problems. Additionally, there have been no apparent issues with the Company's retail and manufacturer clients or suppliers in relation to the year 2000 transition. The Company spent approximately $1.4 million on the year 2000 issue through December 31, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a.   Exhibits

            15      Acknowledgement Letter

            19      Review Report of Independent Certified Public Accountants

            27      Financial Data Schedule

    b.   Reports of Form 8-K

          None

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.

February 14, 2000                        CATALINA MARKETING CORPORATION
                                         ------------------------------
                                        (Registrant)




                                         /s/ JOSEPH P. PORT
                                         ------------------------------
                                          Joseph P. Port
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Authorized officer of Registrant and
                                          principal financial officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
----------                       -----------
   15                  Acknowledgement Letter

   19                  Review Report of Independent Certified Public Accountants

   27                  Financial Data Schedule