Form 10-K
period 2000-03-31
CATALINA MARKETING CORP/DE
filed 2000-06-16
CIK 883977

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

               FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of May 30, 2000, as reported by the New York Stock Exchange, Inc., was $1,483,389,755. The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of May 30, 2000, was 18,325,425.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Definitive Proxy Statement for 2000 are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        NO.
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    4

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................    5
Item 6.   Selected Financial Data.....................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    6
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   11
Item 8.   Consolidated Financial Statements and Supplementary Data....   12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   30

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   30
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   30
Item 13.  Certain Relationships and Related Transactions..............   30

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Catalina Marketing Corporation ("Catalina Marketing" or the "Company") provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufacturers and retailers. The Company's unique capability is to be able to offer precision targeted marketing in a way in which no other medium, such as television or radio, can perform. Catalina Marketing delivers strategic marketing solutions for retailers and manufacturers through a variety of product lines. The evolution of the Company's product lines has resulted in a single targeted marketing services organization with interrelated operating groups, which engages consumers to influence their purchase decisions. As of March 31, 2000, the Company employed 1,430 people reporting into 27 offices throughout the United States, Europe and Asia.

TARGETED MARKETING SERVICES THROUGH THE CATALINA MARKETING NETWORK(R)

     Catalina Marketing Corporation was founded in 1983 to provide consumers with in-store targeted coupons. Employing data mining technology from the Company's in-store Network (the "Catalina Marketing Network"), Catalina Marketing now offers in-store, online and at-home reach to provide its strategic marketing solutions. These solutions are purchase-based, individually customized communications and promotions for manufacturers and retailers that increase sales through incentives, loyalty programs, sampling and advertising messages. The Company's services enable retailers and manufacturers to impact purchase decisions before, during and after the purchase using a variety of strategic, targeted programs.

     The primary product line of the Catalina Marketing Network is the in-store delivery of incentives at the checkout lane. Catalina Marketing links its proprietary software, personal computers, central databases and specially designed thermal printers with a retailer's point-of-sale controllers and scanners. The system prints customized promotion certificates at the point of sale based on product Uniform Product Codes (UPCs) or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Catalina Marketing contracts with manufacturers and retailers to print promotions and receives a fee for each promotion printed.

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

     Catalina Marketing services can offer up to 13 four-week cycles of time on the Catalina Marketing Network each year for more than 500 product categories, such as coffee, baby food and frozen entrees. Exclusive rights to product categories are generally given to the purchasers of specific cycle or cycles in particular product categories, and for national programs, a right of first acceptance to purchase the same cycles in the subsequent year is given to the manufacturer who purchased the earlier cycles.

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

     Retail loyalty marketing services offer targeted direct mail marketing services through Market Logic, acquired in July 1998, and loyalty card production services through the Company's facilities based in Manasquan, New Jersey (formally Dynamic Controls, Inc. or DCI acquired in January 1999). Retail loyalty marketing services also provides data collection services, data storage services, data mining services and report processing services through the Company's facilities based in St. Petersburg, Florida.

     Catalina Marketing's core domestic product lines, described above, contributed approximately 74 percent of the Company's revenues in fiscal 2000, 80 percent in fiscal 1999, and 83 percent in fiscal 1998. As of March 31, 2000, the Catalina Marketing Network was installed in 13,516 United States retail stores reaching more than 165 million shoppers in the United States weekly.

     The international operations of Catalina Marketing provide in-store electronic marketing services for consumers in Europe and Asia. The Company's current presence in Europe is in the United Kingdom and France. In fiscal 2001, Catalina Marketing will be conducting a test pilot program in Italy with at least two large retailers. In Asia, the Company currently operates in Japan. As of March 31, 2000, the Company had installed its network in more than 2,200 supermarket retailers in Europe, and weekly shopper reach was approximately 27.4 million. In Asia, where the Company provides outdoor media services, in addition to in-store electronic marketing services, two of the top five general merchandise stores have partnered with Catalina Marketing, including Jusco and Seiyu, for a weekly shopper reach now totaling nearly 8.1 million in 376 retail outlets as of March 31, 2000.

     Developing product lines include Health Resource Publishing ("HRP"), SuperMarkets Online ("SMO") and Alliance Research ("Alliance"). HRP, formed in fiscal 1995, uses an in-store prescription-based targeting technology to provide direct-to-consumer and targeted information services advertising to pharmacy customers based on their individual pharmacy purchases or other related patient information. The Health Resource(R) newsletter is triggered by the National Drug Code found on all prescription drugs. When a prescription is processed, a customized newsletter with prescription information, therapeutically relevant editorial and product advertising material is printed and handed to the customer along with the prescription. As of March 31, 2000, the HRP system was installed in 6,671 pharmacy outlets. SMO, originally tested in fiscal 1996, provides the industry's only online secure coupon format through its ValuPage(SM) service at www.valupage.com. The ValuPage service was rolled out nationally in January 1998 and makes use of a bar code that, when printed at home and presented at the checkout lane of more than 11,500 participating supermarkets, along with the promoted items, issues Web Bucks from in-store printers, which are cash rewards that consumers use to save on their next visit to the store. SMO also offers a ValuPage e-mail service that delivers ValuPage coupons and other consumer packaged goods promotions directly to a shopper's e-mail in-box. Alliance acquired in July 1999, provides research products on consumer attitudes. Alliance has developed a suite of proprietary techniques for attitudinal research through the application of emerging technologies. These technologies include Interactive Voice Response, which allows consumers to respond to surveys via automated telephone services, and VOCALS(R), which digitally records actual voice responses in telephone surveys.

SALES AND MARKETING

     The Company has a manufacturer sales force and a retail sales and marketing force, both working on providing the Company's targeted marketing services to its customers. The combined manufacturer and retail sale forces provide a coordinated sale approach to each client in order to offer a tailored targeted marketing solutions.

     Manufacturer Sales Force. The primary focus of the Company's marketing effort is to attract national consumer packaged goods manufacturers to purchase category cycles. The sales and client service force of Catalina Marketing focus on current and prospective customers, and work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategies and objectives.

     Retail Sales and Marketing Force. Catalina Marketing has two goals for its retail sales and service force. The first is to continue to expand the Catalina Marketing Network by installing stores in major markets that are not currently part of the Catalina Marketing Network. The second is to encourage currently installed retailers to use the Company's full-service retail loyalty marketing services, as well as Network-generated incentives to promote private label brands or high-margin departments.

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

COMPETITION

     Competition in the marketing services business is intense and includes many competitors. Catalina Marketing competes for manufacturers' advertising and consumer promotion budgets with a wide range of media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Within the coupon industry, the Company competes with various traditional coupon delivery methods that are less expensive per delivered coupon, including free-standing inserts (FSIs), newspapers, direct mail, magazines and in- or on-product packaging, as well as other "in-store" marketing companies that use a variety of coupon, promotion or advertising delivery methods. Catalina Marketing competes for advertising and promotional dollars based on the efficiency of the Catalina Marketing Network, its ability to accurately and effectively target potential customers, the number of shoppers reached, and the general ability to influence consumer buying behavior.

EMPLOYEES

     Catalina Marketing employed 1,430 people as of March 31, 2000, approximately 1,230 which were full-time. No employees are covered by a collective bargaining arrangement. More than 1,200 of the Company's employees are employed in the United States, with approximately 25 percent of the United States employees being based in the St. Petersburg, Florida headquarters.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     Catalina Marketing currently holds 97 United States and foreign patents on certain aspects of the Catalina Marketing Network and its other services and has several patent applications pending. These patents provide a competitive advantage; accordingly the Company will vigorously defend its proprietary rights in all appropriate circumstances. While patent position is important, Catalina Marketing believes its ability to market its services to retailers and manufacturers, and to develop new products, will be the major factors affecting its future performance.

     Catalina Marketing also believes that product recognition is an important competitive factor in the electronic marketing and promotion industry. Accordingly, the Company promotes its service marks and trademarks in connection with its product and marketing activities. It also regards certain computer software in the Catalina Marketing Network and each additional service application as proprietary and seeks to protect such software with copyrights, trade secret laws and internal non-disclosure agreements and safeguards. Such methods may not afford complete protection, and there can be no assurance that others will not independently develop such know-how, concepts or ideas.

ITEM 2.  PROPERTIES

     The Company's headquarters facility, which includes its principal administrative, marketing, information technology and product development offices, is located in 65,207 square feet of leased space in St. Petersburg, Florida. The Company leases an additional 22 sales and support offices across the United States, consisting of approximately 199,281 square feet in the aggregate, and four offices for its foreign operations. In October 1999, the Company entered into a lease financing agreement for a new headquarters facility in St. Petersburg, Florida. The Company anticipates that it will move into the new 142,857 square foot facility during the third quarter of fiscal 2001. The Company believes that the new headquarters facility along with the existing sales and support offices are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Catalina Marketing is involved in certain litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought on by others. Additionally, the Company is in the appeals phase in a sales tax case with a state taxing authority. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  A. Market Prices of Stock

     The Company's Common Stock, par value $0.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "POS". The following table sets forth the high and low closing prices as reported by the NYSE for the Common Stock for the quarters ended as follows:

                                                              HIGH        LOW
                                                              ----        ---
Fiscal 2000:
  March 31, 2000............................................  $113 1/2    $81 5/16
  December 31, 1999.........................................   120 11/16   81 11/16
  September 30, 1999........................................   106 7/8     74
  June 30, 1999.............................................    97 7/16    79 3/4
Fiscal 1999:
  March 31, 1999............................................  $ 85 7/8    $61 5/8
  December 31, 1998.........................................    68 3/8     41 1/2
  September 30, 1998........................................    54 15/16   39 1/2
  June 30, 1998.............................................    56         42 7/8

  B. Stockholders

     As of March 31, 2000, there were approximately 604 registered holders of shares of Common Stock.

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

                                                          FISCAL YEAR ENDED MARCH 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Revenues..................................  $350,922   $264,783   $217,150   $172,143   $134,155
  Costs and expenses:
     Direct operating expenses..............   142,229    110,167     84,191     62,482     47,661
     Selling, general and administrative....    88,247     59,363     56,364     48,379     37,358
     Depreciation and amortization..........    35,175     27,342     23,703     17,939     14,328
                                              --------   --------   --------   --------   --------
          Total costs and expenses..........   265,651    196,872    164,258    128,800     99,347
                                              --------   --------   --------   --------   --------
  Income from operations....................    85,271     67,911     52,892     43,343     34,808
  Interest income (expense) and other.......      (595)    (2,334)      (963)     1,224      1,409
  Income Taxes..............................   (34,041)   (27,969)   (19,058)   (17,880)   (14,855)
  Minority interest in losses of
     subsidiaries...........................       713         --         --        554        666
                                              --------   --------   --------   --------   --------
          Net income........................  $ 51,348   $ 37,608   $ 32,871   $ 27,241   $ 22,028
                                              ========   ========   ========   ========   ========
Diluted net income
  Per common share..........................  $   2.66   $   1.98   $   1.73   $   1.33   $   1.11
  Diluted weighted average common shares
     outstanding............................    19,319     19,009     19,026     20,491     19,922
Balance sheet data:
  Cash and cash equivalents.................    13,765     13,942     18,434     13,698     25,778
  Property and equipment, net...............   115,000     87,686     70,513     69,578     46,253
  Total assets..............................   303,752    221,047    157,066    154,696    114,187
  Long term debt (including current portion
     of long term debt).....................    14,144      6,033      1,731      2,566         --
  Total stockholders' equity................   141,045    120,933     90,042     96,938     71,222
Other data:
  U.S. Checkout Coupon stores installed at
     end of period..........................    13,516     12,092     11,164     10,745      9,766
  International Checkout Coupon stores
     installed at end of period.............     2,587      1,935      1,372        941        558
  Health Resource Publishing pharmacy
     outlets installed at end of period.....     6,671      3,861      1,920      1,195        237
  Capital expenditures, net.................    58,217     39,954     24,250     34,605     23,121

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Catalina Marketing provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufacturers and retailers. The Company's unique capability is to be able to offer precision targeted marketing in a way in which no other medium, such as television or radio, can perform. Catalina Marketing delivers strategic marketing solutions for retailers and manufacturers through a variety of product lines. The evolution of the Company's product lines has resulted in a single targeted marketing services organization with interrelated operating groups, which engages consumers to influence purchase decisions. As of March 31, 2000, the Company employed 1,430 people reporting into 27 offices throughout the United States, Europe and Asia.

RESULTS OF OPERATIONS

  Year Ended March 31, 2000 compared to Year Ended March 31, 1999

     Revenues were $350.9 million in fiscal 2000, up 32.5 percent over revenues of $264.8 in fiscal 1999. The increase in revenues is due to an increase in promotions printed worldwide, growth in Checkout Direct(R) programs as well as increases in direct mail marketing and other loyalty programs. Additionally, fiscal 2000 includes revenues from Alliance Research, acquired in July 1999.

     In the United States, the Catalina Marketing Network was in 13,516 stores at March 31, 2000, which reach approximately 165 million shoppers each week as compared to 12,092 stores reaching approximately 152 million shoppers each week at March 31, 1999. The Health Resource Network was in 6,671 pharmacies at March 31, 2000 as compared to 3,861 pharmacies at March 31, 1999. Outside the U.S., the Catalina Marketing Network was in 2,587 stores at March 31, 2000, which reach approximately 35 million shoppers each week as compared to 1,935 stores reaching approximately 29 million shoppers each week at March 31, 1999. In fiscal 2000, the Company installed its Catalina Marketing Network in 1,424 stores (net of deinstallations) in the United States as compared to 928 stores in fiscal 1999. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 2,810 pharmacies (net of deinstallations) in fiscal 2000 as compared to 1,941 pharmacies in fiscal 1999. Outside the United States, the Company installed 652 stores (net of deinstallations) in fiscal 2000 as compared to 563 stores (net of deinstallations) in fiscal 1999.

     Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct mail marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Network, primarily expenses relating to operations personnel and service offices, and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $142.2 million in fiscal 2000 from $110.2 million in fiscal 1999. Direct operating expenses in fiscal 2000 as a percentage of revenues decreased to 40.5 percent from 41.6 percent in fiscal 1999. This decrease in fiscal 2000 is principally attributable to a favorable shift in product mix towards higher margin domestic sales and managing the Network more efficiently, offset by higher direct operating expenses in connection with revenue associated with the increase in direct marketing and research programs at Alliance Research and in the loyalty card production services, as well as higher costs incurred with running the outdoor media business in Japan.

     Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses in fiscal 2000 were $88.2 million compared to $59.4 million in fiscal 1999, an increase of 48.7 percent or $28.9 million. As a percentage of revenues, selling, general and administrative expenses increased 2.7 percent in fiscal 2000, to
25.1 percent from 22.4 percent in fiscal 1999. This increase is primarily attributable to advertising and marketing expenses relating to new operating units and developing product lines.

     Depreciation and amortization increased to $35.2 million for fiscal 2000 from $27.3 million for fiscal 1999. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets related to the Company's acquisitions.

     Interest income (expense) and other was $0.6 million net expense for fiscal 2000 compared to $2.3 million net expense for fiscal 1999. The decrease in expense is principally attributable to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999.

     The provision for income taxes increased to $34 million, or 40.2 percent of income before income taxes and minority interest, for fiscal 2000 compared to $28.0 million, or 42.7 percent of income before income taxes, for fiscal 1999. The rate decrease is primarily due to the valuation allowance recorded against the $3.0 million deferred tax benefit for the Intelledge investment write off in the second quarter of fiscal 1999 and to a lesser extent due to the Company's ability to utilize losses of a majority owned foreign subsidiary for income tax purposes in fiscal 2000. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes, various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions and, in the case of fiscal 1999, the valuation allowance referred to in the previous sentence.

  Year Ended March 31, 1999 compared to Year Ended March 31, 1998

     Revenues were $264.8 million in fiscal 1999, up 21.9 percent over revenues of $217.1 in fiscal 1998. The increase in revenues is due to both a growth in Checkout Direct(R) programs as well as increases in loyalty and other direct mail marketing programs. Loyalty and direct mail marketing programs include, among others, the revenues added by the acquisition of Market Logic, which was acquired on July 13, 1998 and Dynamic Controls, Inc. ("DCI"), which was acquired on January 4, 1999.

     In the United States, the Catalina Marketing Network was in 12,092 stores at March 31, 1999, which reach approximately 152 million shoppers each week as compared to 11,164 stores reaching approximately 143 million shoppers each week at March 31, 1998. The Health Resource Network was in 3,861 pharmacies at March 31, 1999 as compared to 1,920 pharmacies at March 31, 1998. Outside the United States, the Catalina Marketing Network was in 1,935 stores at March 31, 1999, which reach approximately 29 million shoppers each week as compared to 1,372 stores reaching approximately 20 million shoppers each week at March 31, 1998. In fiscal 1999, the Company installed its Catalina Marketing Network in 928 stores (net of deinstallations) in the United States as compared to 419 stores in fiscal 1998. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 1,941 pharmacies (net of deinstallations) in fiscal 1999 as compared to 725 pharmacies in fiscal 1998. Outside the United States, the Company installed 563 stores (net of deinstallations) in fiscal 1999 as compared to 731 stores (with respect to continuing operations, net of deinstallations) in fiscal 1998. During fiscal 1998, the Company ceased operations in 300 stores in and around Mexico City.

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

QUARTERLY RESULTS

     The following table presents certain unaudited quarterly results for the last eight quarters (dollars in thousands, except per share data):

                                                                   THREE MONTHS ENDED
                                   -----------------------------------------------------------------------------------
                                   MAR 31,   DEC 31,    SEPT 30,    JUN 30,   MAR 31,    DEC 31,   SEPT 30,   JUNE 30,
                                    2000       1999       1999       1999       1999      1998       1998       1998
                                   -------   --------   ---------   -------   --------   -------   --------   --------
Revenues.........................  $93,690   $ 97,790    $86,828    $72,614   $75,897    $67,604   $64,448    $56,834
Direct operating expenses........   37,298     39,226     35,537     30,168    31,140     27,279    28,198     23,550
Selling, general and
  administrative.................   22,759     22,200     23,480     19,808    16,371     13,665    14,022     15,305
Depreciation and amortization....    9,549      8,862      8,577      8,187     7,369      6,931     6,638      6,404
                                   -------   --------    -------    -------   -------    -------   -------    -------
Income from operations...........   24,084     27,502     19,234     14,451    21,017     19,729    15,590     11,575
Interest income (expense) and
  other..........................     (354)       (31)        (9)      (201)      388        199    (2,893)       (28)
Income taxes.....................   (9,540)   (11,043)    (7,728)    (5,730)   (8,939)    (7,913)   (6,308)    (4,809)
Minority interest in losses of
  subsidiaries...................      223        132        175        183        --         --        --         --
                                   -------   --------    -------    -------   -------    -------   -------    -------
Net income.......................  $14,413   $ 16,560    $11,672    $ 8,703   $12,466    $12,015   $ 6,389    $ 6,738
                                   =======   ========    =======    =======   =======    =======   =======    =======
Diluted net income per common
  Share..........................  $   .75   $    .86    $   .60    $   .45   $   .65    $   .64   $   .34    $   .35
Diluted weighted average common
  shares Outstanding.............   19,197     19,230     19,366     19,486    19,165     18,891    18,963     19,033
U.S. checkout coupon business:
Stores at quarter end:...........   13,516     13,020     12,635     12,257    12,092     11,814    11,621     11,432
Net stores installed during
  quarter:.......................      496        385        378        165       278        193       189        268
Promotions printed (in
  millions):.....................      678        781        722        628       660        664       654        607
Weekly shopper reach at quarter
  end (in millions):.............      165        173        160        161       152        156       151        153

     The Company expects its revenues to fluctuate in accordance with periods of higher promotional activity by manufacturers. The pattern of coupon distribution is irregular and may change from period to period depending on many factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers' promotion planning and implementation. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, tend to influence the Company's revenues and profits from period to period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $3,000 to $13,000 per store. During fiscal 2000 and fiscal 1999, the Company made net capital expenditures of $58.2 million and $39.9 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During fiscal 2000, the Company spent $13.9 million more on store equipment and spent $5.0 million more on data processing equipment and furniture and fixtures compared to fiscal 1999.

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

     Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon future operating performance of the business purchased from Alliance Research.

     Additionally, during fiscal 2000, investments were made totaling approximately $23 million which were comprised of earnout payments attributable to past acquisitions.

     On October 25, 1999, the Board of Directors approved an additional $50 million to buy back Company Common Stock (the "1999 authorization"). This authorization was added to the remaining authorization of $9.0 million, which was still available under a $50 million repurchase authorization, which had been adopted by the Board of Directors in October 1998 (the "1998 authorization"). During fiscal 2000, the Company purchased 538,000 shares of its Common Stock for $47.6 million. Of the shares repurchased in fiscal 2000, 492,698 shares were purchased under the 1998 authorization for $43.5 million, expending the balance of the 1998 authorization, and the balance of 45,302 shares were purchased under the 1999 authorization for $4.1 million. As of March 31, 2000, authority for the repurchase of $45.9 million is available under the 1999 authorization.

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

     The year 2000 issue involves the potentially serious risks associated with the inability of existing business systems to appropriately recognize calendar dates beginning in the year 2000. In December 1999, the Company completed its detailed plan to address the issue of transition to the year 2000 and noted no apparent internal business system problems. Additionally, there have been no apparent issues with the Company's retail and manufacturer clients or suppliers in relation to the year 2000 transition. The Company spent approximately $1.4 million on the year 2000 issue.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  13
Consolidated Income Statements, Years ended March 31, 2000,
  1999 and 1998.............................................  14
Consolidated Balance Sheets at March 31, 2000 and 1999......  15
Consolidated Statements of Stockholders' Equity, Years ended
  March 31, 2000, 1999 and 1998.............................  16
Consolidated Statements of Cash Flows, Years ended March 31,
  2000, 1999 and 1998.......................................  17
Notes to the Consolidated Financial Statements..............  18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Catalina Marketing Corporation:

     We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
April 19, 2000

                         CATALINA MARKETING CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $350,922   $264,783   $217,150
Costs and Expenses:
  Direct operating expenses.................................   142,229    110,167     84,191
  Selling, general and administrative.......................    88,247     59,363     56,364
  Depreciation and amortization.............................    35,175     27,342     23,703
                                                              --------   --------   --------
          Total costs and expenses..........................   265,651    196,872    164,258
                                                              --------   --------   --------
Income From Operations......................................    85,271     67,911     52,892
Interest Income (Expense) and Other.........................      (595)    (2,334)      (963)
                                                              --------   --------   --------
Income Before Income Taxes and Minority Interest............    84,676     65,577     51,929
Income Taxes................................................   (34,041)   (27,969)   (19,058)
Minority Interest in Losses of Subsidiaries.................       713         --         --
                                                              --------   --------   --------
          Net Income........................................  $ 51,348   $ 37,608   $ 32,871
                                                              ========   ========   ========
Diluted:
  Net Income Per Common Share...............................  $   2.66   $   1.98   $   1.73
  Weighted Average Common Shares Outstanding................    19,319     19,009     19,026
Basic:
  Net Income Per Common Share...............................  $   2.77   $   2.03   $   1.78
  Weighted Average Common Shares Outstanding................    18,537     18,501     18,417

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS
Current Assets:
Cash and cash equivalents...................................  $  13,765   $  13,942
Accounts receivable, net....................................     59,261      44,045
Inventory...................................................      4,558       4,292
Deferred tax asset..........................................     10,463       8,932
Prepaid expenses and other current assets...................     27,325      24,270
                                                              ---------   ---------
          Total current assets..............................    115,372      95,481
                                                              ---------   ---------
Property and equipment:
Store equipment.............................................    177,944     145,442
Furniture and office equipment..............................     55,243      38,175
Billboards..................................................     17,396      11,468
Leasehold improvements......................................      4,633       4,540
                                                              ---------   ---------
                                                                255,216     199,625
Less: accumulated depreciation..............................   (140,216)   (111,939)
                                                              ---------   ---------
          Property and equipment, net.......................    115,000      87,686
Purchased intangible assets, net............................     70,400      35,628
Other assets................................................      2,980       2,252
                                                              ---------   ---------
          Total Assets......................................  $ 303,752   $ 221,047
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................  $  17,862   $  14,149
Taxes payable...............................................      3,698       1,411
Accrued expenses............................................     50,788      43,286
Deferred revenue............................................     40,444      27,349
Short term borrowings.......................................     29,493       4,140
                                                              ---------   ---------
          Total current liabilities.........................    142,285      90,335
                                                              ---------   ---------
Deferred tax liability......................................      8,380       5,696
Minority interest...........................................      1,228          --
Long term debt..............................................     10,814       4,083
Commitments and contingencies
Stockholders' Equity:
Preferred stock; $.01 par value; 5,000,000 authorized
  shares; none issued and outstanding.......................         --          --
Common stock; $.01 par value; 50,000,000 authorized shares,
  and 18,200,819 and 18,389,438 shares issued and
  outstanding at March 31, 2000 and 1999, respectively......        182         184
Paid-in capital.............................................      1,261         819
Accumulated other comprehensive income......................         86         843
Retained earnings...........................................    139,516     119,087
                                                              ---------   ---------
          Total stockholders' equity........................    141,045     120,933
                                                              ---------   ---------
          Total Liabilities and Stockholders' equity........  $ 303,752   $ 221,047
                                                              =========   =========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          PAR                  ACCUMULATED
                                                        VALUE OF                  OTHER                                 TOTAL
                                        COMPREHENSIVE    COMMON    PAID-IN    COMPREHENSIVE   RETAINED   TREASURY   STOCKHOLDERS'
                                           INCOME        STOCK     CAPITAL       INCOME       EARNINGS    STOCK        EQUITY
                                        -------------   --------   --------   -------------   --------   --------   -------------
BALANCE AT MARCH 31, 1997.............                    $208     $ 41,770       $ 749       $ 84,214   $(30,003)    $ 96,938
  Proceeds from issuance of 401,481
    shares of common stock............          --           4        8,739          --             --         --        8,743
  Amortization of option-related
    compensation......................          --          --          231          --             --         --          231
  Tax benefit from exercise of
    non-qualified stock options and
    disqualified dispositions.........          --          --        2,842          --             --         --        2,842
  Repurchase, retirement and
    cancellation of treasury stock for
    2,800,885 common shares...........          --         (28)     (53,013)         --        (27,777)    30,003      (50,815)
  Deferred compensation plan common
    stock units.......................          --          --          116          --             --         --          116
  Net income..........................     $32,871          --           --          --         32,871         --       32,871
  Other comprehensive loss, net of
    tax...............................        (884)         --           --        (884)            --         --         (884)
                                           -------
  Comprehensive income................     $31,987          --           --          --             --         --           --
                                                          ----     --------       -----       --------   --------     --------
BALANCE AT MARCH 31, 1998.............                    $184     $    685       $(135)      $ 89,308   $     --     $ 90,042
                                                          ====     ========       =====       ========   ========     ========
  Proceeds from issuance of 381,385
    shares of common stock............          --           4        4,399          --             --         --        4,403
  Amortization of option-related
    compensation......................          --          --          182          --             --         --          182
  Tax benefit from exercise of
    non-qualified stock options and
    disqualified dispositions.........          --          --        5,792          --             --         --        5,792
  Repurchase, retirement and
    cancellation of 371,100 common
    shares............................          --          (4)     (10,415)         --         (7,829)        --      (18,248)
  Deferred compensation plan common
    stock units and Directors' common
    stock grants......................          --          --          176          --             --         --          176
  Net income..........................     $37,608          --           --          --         37,608         --       37,608
  Other comprehensive income, net of
    tax...............................         978          --           --         978             --         --          978
                                           -------
  Comprehensive income................     $38,586          --           --          --             --         --           --
                                                          ----     --------       -----       --------   --------     --------
BALANCE AT MARCH 31, 1999.............                    $184     $    819       $ 843       $119,087   $     --     $120,933
                                                          ====     ========       =====       ========   ========     ========
  Proceeds from issuance of 389,381
    shares of common stock............          --           3        8,612          --             --         --        8,615
  Increase in investment in
    subsidiary, net of tax............          --          --        2,241          --             --         --        2,241
  Tax benefit from exercise of
    non-qualified stock options and
    disqualified dispositions.........          --          --        6,071          --             --         --        6,071
  Repurchase, retirement and
    cancellation of 538,000 common
    shares............................          --          (5)     (16,679)         --        (30,919)        --      (47,603)
  Deferred compensation plan common
    stock units and Directors' common
    stock grants......................          --          --          197          --             --         --          197
  Net income..........................     $51,348          --           --          --         51,348                  51,348
  Other comprehensive loss, net of
    tax...............................        (757)         --           --        (757)            --         --         (757)
                                           -------
  Comprehensive income................     $50,591          --           --          --             --         --           --
                                                          ----     --------       -----       --------   --------     --------
BALANCE AT MARCH 31, 2000.............                    $182     $  1,261       $  86       $139,516   $     --     $141,045
                                                          ====     ========       =====       ========   ========     ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net income................................................  $ 51,348   $ 37,608   $ 32,871
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Minority interest......................................      (713)        --         --
     Depreciation and amortization..........................    35,175     27,404     23,934
     Provision for doubtful accounts........................     1,304      1,085      1,389
     Deferred income taxes..................................     1,310      1,707       (549)
     Other..................................................       197      3,173      1,182
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Accounts receivable....................................   (15,721)   (23,503)     5,398
     Inventory, prepaid expenses and other assets...........    (2,733)   (12,003)    (3,152)
     Accounts payable.......................................     2,451      5,379     (3,079)
     Taxes payable..........................................     1,572        (57)       790
     Accrued expenses.......................................     6,817      5,303      2,699
     Deferred revenue.......................................    12,074      4,973      8,790
                                                              --------   --------   --------
          Net cash provided by operating activities.........    93,081     51,069     70,273
                                                              --------   --------   --------
Cash Flows From Investing Activities:
  Capital expenditures, net.................................   (58,217)   (39,954)   (24,250)
  Purchase of investments, net of cash acquired.............   (38,870)    (8,982)    (2,087)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (97,087)   (48,936)   (26,337)
                                                              --------   --------   --------
Cash Flows From Financing Activities:
  Proceeds from debt obligations............................    46,847     23,585     40,427
  Principal payments on debt obligations....................   (16,517)   (22,326)   (40,487)
  Proceeds from issuance of common and subsidiary stock.....    14,442      4,526      8,543
  Tax benefit from exercise of non-qualified stock options
     and disqualified dispositions..........................     6,071      5,792      2,842
  Payment for repurchase of company common stock............   (47,603)   (18,248)   (50,815)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................     3,240     (6,671)   (39,490)
                                                              --------   --------   --------
Net Change in Cash and Cash Equivalents.....................      (766)    (4,538)     4,446
Effect of Exchange Rate Changes on Cash.....................       589         46        290
Cash and Cash Equivalents, at beginning of year.............    13,942     18,434     13,698
                                                              --------   --------   --------
Cash and Cash Equivalents, at end of year...................  $ 13,765   $ 13,942   $ 18,434
                                                              ========   ========   ========
Supplemental Schedule of Other Transactions:
Cash paid during the year for:
  Interest..................................................  $    862   $    207   $    616
  Income taxes..............................................  $ 19,932   $ 22,702   $ 17,174

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following summarizes the significant accounting and financial policies of Catalina Marketing Corporation and Subsidiaries (the "Company") which have been followed in preparing the accompanying consolidated financial statements.

     Description of the Business. The Company provides targeted marketing services. Through its proprietary network, the Company provides consumer and pharmaceutical product manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. Additionally, a majority-owned subsidiary of the Company operates an outdoor media business in Japan. As of March 31, 2000, the Company's network was installed in 13,516 retail stores and 6,671 pharmacies throughout the United States and 2,587 retail stores throughout the United Kingdom, France and Japan.

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

     Allowance for Doubtful Accounts. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 2000 and 1999, the allowance for doubtful accounts was $1,414,000 and $1,197,000, respectively.

     Inventory. Inventory consists primarily of paper used for promotion printing, as well as card processing inventory for loyalty operations. Inventory is stated at the lower of cost, as determined by the first-in, first-out method, or market.

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

     Purchased Intangible Assets, net. Purchased intangible assets include purchased patents and other intangibles arising out of the Company's acquisitions. Purchased intangible assets are amortized over their useful lives (ranging from 7 to 40 years) using the straight line method.

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

     Net Income Per Common Share. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Accordingly, diluted and basic earnings per share (EPS) are shown on the face of the accompanying consolidated income statements. The following is a reconciliation of the denominator of basic EPS to the denominator of diluted EPS (in thousands):

                                                              MARCH 31,
                                                       ------------------------
                                                        2000     1999     1998
                                                       ------   ------   ------
Basic weighted average common shares outstanding.....  18,537   18,501   18,417
Dilutive effect of options outstanding...............     782      508      609
                                                       ------   ------   ------
Diluted weighted average common shares outstanding...  19,319   19,009   19,026
                                                       ======   ======   ======

     Options to purchase 30,300 shares of common stock at a price of $106 7/8 per share were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock.

     Certain reclassifications to the fiscal year 1999 consolidated financial statements have been made to conform with the current year's presentation.

NOTE 2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Prepaid billboard rental....................................  $ 9,353   $ 3,812
Investments in deferred compensation plan...................   10,343     8,011
Prepaid income taxes........................................       --     4,213
Prepaid marketing costs.....................................    2,139     2,500
Other.......................................................    5,490     5,734
                                                              -------   -------
          Total prepaid expenses and other current assets...  $27,325   $24,270
                                                              =======   =======

                         CATALINA MARKETING CORPORATION

     Purchased intangible assets, net include (dollars in thousands):

                                                                             MARCH 31,
                                                                         -----------------
                                                           USEFUL LIFE    2000      1999
                                                           -----------   -------   -------
                                                           (IN YEARS)
Patent license and retailer relationships in the United
  Kingdom................................................        20      $12,691   $12,691
Goodwill.................................................     20-40       54,913    25,378
Purchased patents........................................      7-19        8,478       250
Accumulated amortization.................................                 (5,682)   (2,691)
                                                                         -------   -------
          Purchased intangible assets, net...............                $70,400   $35,628
                                                                         =======   =======

     Accrued expenses include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Payroll related.............................................  $11,127   $ 7,434
Deferred compensation plan..................................   10,353     8,338
Sales commissions...........................................    4,546     3,895
Payments to acquired companies..............................   12,083    11,843
Other.......................................................   12,679    11,776
                                                              -------   -------
          Total accrued expenses............................  $50,788   $43,286
                                                              =======   =======

NOTE 3.  INCOME TAXES

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

     Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred Tax Assets:
Payroll related.............................................  $ 3,813   $ 3,353
Deferred revenue............................................    6,364     2,899
Provision for doubtful accounts.............................      508       410
Accrued expenses............................................    3,337     3,097
Net operating loss carryforwards............................    3,252     2,540
Unconsolidated equity investments...........................      883     1,699
Other.......................................................      157        --
                                                              -------   -------
                                                               18,314    13,998
Valuation allowance.........................................    2,173     3,699
                                                              -------   -------
          Net deferred tax asset............................  $16,141   $10,299
                                                              =======   =======

                         CATALINA MARKETING CORPORATION

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred Tax Liabilities:
Depreciation and amortization...............................  $ 8,273   $ 5,423
Prepaid expenses............................................    3,938     1,367
Investment in consolidated subsidiary.......................    1,426        --
Other.......................................................      421       273
                                                              -------   -------
                                                               14,058     7,063
                                                              -------   -------
          Net deferred tax asset............................  $ 2,083   $ 3,236
                                                              =======   =======

     The valuation allowance decreased by $1,526,000 during fiscal 2000 due to the recognition of deferred tax assets previously reduced by a valuation allowance. A remaining valuation allowance of $2,173,000 exists as it is more likely than not that net operating loss carryforwards generated by certain foreign subsidiaries and losses of unconsolidated equity investments will not be realized.

     As of March 31, 2000, various foreign subsidiaries of the Company had aggregate cumulative net operating loss carryforwards for foreign income tax purposes of approximately $5,300,000, which are subject to various income tax provisions of each respective jurisdiction. The net operating losses expire in the calendar years 2000 through 2004.

     The provision for income taxes consisted of the following (in thousands):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Current taxes:
  Federal.................................................  $28,085   $22,865   $16,696
  State...................................................    4,291     3,016     2,033
  Foreign.................................................      355       381       878
                                                            -------   -------   -------
                                                             32,731    26,262    19,607
                                                            -------   -------   -------
Deferred taxes:
  Federal.................................................    2,055     1,423       377
  State...................................................      235       131        77
  Foreign.................................................     (980)      153    (1,003)
                                                            -------   -------   -------
                                                              1,310     1,707      (549)
                                                            -------   -------   -------
Provision for income taxes................................  $34,041   $27,969   $19,058
                                                            =======   =======   =======

                         CATALINA MARKETING CORPORATION

     The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company's provision for income taxes is as follows (dollars in thousands):

                                                                  MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Federal statutory rate................................       35%        35%        35%
Expected federal statutory tax........................  $29,637    $22,952    $18,175
State and foreign income taxes, net of federal
  benefit.............................................    4,394      2,495      1,346
Effect of foreign subsidiary losses and their tax
  rates...............................................     (786)       753      1,495
Effect of shutdown of Mexican operation...............       --         --     (2,566)
Amortization of goodwill..............................    1,000        366        236
Loss on unconsolidated equity investment..............     (732)     1,050         --
Other.................................................      528        353        372
                                                        -------    -------    -------
          Provision for income taxes..................  $34,041    $27,969    $19,058
                                                        =======    =======    =======

NOTE 4.  SHORT TERM BORROWINGS AND LONG TERM DEBT

     The Company's short term borrowings and long term debt consisted of the following (dollars in thousands):

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Credit Agreement, variable interest rates...................  $15,000   $   --
Short term borrowings with several Japanese banks and
  financing agents, interest from 1.16% to 3.3% as of March
  31, 2000, (payable in yen)................................   11,163    2,190
Long term debt (including current portion of long term debt)
  with several Japanese banks, interest from 2.63% to 6.38%
  as of March 31, 2000, maturing through July 2004 (payable
  in yen)...................................................   12,744    6,033
Subordinated convertible note with the Tribune Company,
  interest at 4.5% per annum................................    1,400       --
                                                              -------   ------
Total debt obligations......................................   40,307    8,223
          Less -- short term borrowings.....................   29,493    4,140
                                                              -------   ------
Total long term debt........................................  $10,814   $4,083
                                                              =======   ======

     Maturities of long term debt are as follows as of March 31, 2000 (in thousands):

                                                              AMOUNT
                                                              -------
2001........................................................  $ 3,330
2002........................................................    3,333
2003........................................................    3,368
2004........................................................    2,274
2005........................................................      439
Thereafter..................................................    1,400
                                                              -------
                                                              $14,144
                                                              =======

     Certain debt held by the Company's Japan subsidiary is guaranteed by certain minority shareholders.

     On September 30, 1997, the Company entered into a $150 million credit agreement (the "Credit Agreement") with a syndicate of commercial banks led by NationsBank, National Association. The Credit

                         CATALINA MARKETING CORPORATION

Agreement, as amended on August 12, 1998 and February 19, 1999, makes available
(i) a $100 million revolving credit facility expiring September 30, 2000, (ii) a $10 million swing line facility expiring September 30, 2000, and (iii) a $50 million line of credit facility expiring September 26, 2000. Amounts borrowed under the swing line facility reduce the availability under the revolving credit facility. At no time may the aggregate principal balance exceed $150 million under the Credit Agreement. As of March 31, 2000, there was $15 million outstanding under the revolving credit facility.

     The Credit Agreement provides that borrowings accrue interest on a variable basis at (i) the London Interbank Offering Rate (LIBOR) (adjusted for any reserve requirements in force) plus an applicable margin ranging from 50 to
162.5 basis points, or (ii) the base rate, defined in the Credit Agreement as the greater of (a) the prime rate or (b) 50 basis points plus the federal funds rate as defined in the Credit Agreement. The average interest rate for fiscal 2000 and the year end interest rate as of March 31, 2000 was 6.42% and 6.48%. In addition, the Credit Agreement provides for unused facilities fees to accrue at a range of 12.5 to 37.5 basis points per annum multiplied by the unused portions of the revolving credit and line of credit facilities. The Credit Agreement is secured by the common stock or equivalent of several Company subsidiaries, is guaranteed by several Company subsidiaries, and contains certain financial covenants, some of which include limitations on certain indebtedness, maintenance of a certain fixed charge and leverage ratio and other terms and conditions. As of March 31, 2000 the Company was in compliance with all such financial covenants.

     Effective April 5, 1999, the Tribune Company ("Tribune"), an unrelated entity, made an investment in SuperMarkets Online Holdings, Inc. ("Holdco"), a majority owned subsidiary of the Company. In addition to this equity investment, SuperMarkets Online, Inc. ("SMO"), Holdco's majority owned subsidiary, borrowed $1.4 million from Tribune in exchange for a subordinated convertible note bearing interest at a rate of 4.5 percent per annum. This long term debt obligation is convertible into 500,000 shares of SMO common stock upon certain occurrences including automatic conversion in the event of a qualified public offering in which the aggregate price paid for the common stock offered is at least $25 million.

     Interest expense was $1,294,000, $651,000 and $956,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases was $4,756,000, $2,941,000 and $2,466,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year (the longest of which expires in 2009) as of March 31, 2000, are as follows: $4,727,000 in 2001, $4,315,000 in 2002, $2,867,000 in
2003, $2,083,000 in 2004, $985,000 in 2005 and $2,892,000 thereafter.

     As of October 21, 1999, the Company entered into a lease financing agreement for a new corporate headquarters building in St. Petersburg, Florida. The lease term runs through September 2005. The Company has the option to extend the lease term for up to three, five year renewal periods, subject to certain conditions. The agreement includes a purchase option for the Company that approximates the original cost of the building. The Company anticipates that it will occupy the new corporate headquarters building and begin making lease payments in the third quarter of fiscal 2001. The present value of the future minimum lease payments for the new facility, net of future minimum lease payments for the old corporate headquarters building (included above), as of March 31, 2000, are as follows: $632,000 in 2001, $688,000 in 2002, $609,000 in
2003, $757,000 in 2004, $1,131,000 in 2005, and $15,749,000 thereafter.

     The Company is involved in certain litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought on by others. Additionally, the Company is in the appeals phase in a sales tax case with a state taxing authority. In

                         CATALINA MARKETING CORPORATION
the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition, or results of operations.

NOTE 6.  STOCK-BASED COMPENSATION PLANS

     The Company has a stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"), which expired on April 26, 1999 and was replaced with the 1999 Incentive Stock Option Plan ("the "1999 Plan"); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the "Grant Plan"); and an employee stock purchase plan, the Employee Payroll Deduction Stock Purchase Plan (the "Purchase Plan").

     1989 Incentive Stock Option Plan. The 1989 Plan was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 5,750,000 shares of the Company's common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 5,445,191 shares were granted, net of cancellations, under the 1989 Plan, of which options to purchase 2,380,008 shares were outstanding on March 31, 2000.

     The 1989 Plan provided for grants of Incentive Stock Options ("ISOs") to employees (including employee directors). Options granted under the 1989 Plan generally became exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally had terms of five to ten years. In 1999, the 1989 Plan was amended to prospectively change the permissible term of newly granted options to up to ten years. Certain options under the 1989 Plan, which have been granted to certain executives of the Company, vest after 8 years and have an accelerated vesting schedule based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1989 Plan was required to be at least equal to the fair market value of the shares on the date of grant.

     1999 Incentive Stock Option Plan. The 1989 Plan expired on April 26, 1999. The 1999 Plan was approved by the Board of Directors in April 1999 and, approved by the stockholders in July 1999. Pursuant to the 1999 Plan, 1,600,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Options to purchase an aggregate of 278,350 shares have been granted, net of cancellations, under the 1999 Plan, all of which were outstanding on March 31, 2000.

     The 1999 Plan provides for grants of Incentive Stock Options ("ISOs") to employees (including employee directors). Options granted under the 1999 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally have terms of up to ten years. Certain options under the 1999 Plan, which have been granted to certain executives of the Company, vest after 8 years and provide for accelerated vesting based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the shares on the date of grant.

     Aggregate Stock Option Activity. As of March 31, 2000, options to purchase an aggregate of 3,072,038 shares had been exercised, including options to purchase 10,000 shares granted outside of any plan; options to purchase an aggregate of 2,668,358 shares were outstanding, including options to purchase 10,000 shares outside of any plan; and 1,321,650 shares remained available for future grants under the 1999 Plan. Of the options outstanding at March 31, 2000 and at March 31, 1999, options to purchase 389,838 and 450,202 shares respectively, were immediately exercisable, with weighted average exercise prices of $38.45 and $32.34, respectively.

                         CATALINA MARKETING CORPORATION

     Stock option activity for the years ended March 31, 1998, 1999 and 2000 is as follows:

                                                                            WEIGHTED
                                                               NUMBER        AVERAGE
                                                              OF SHARES   OPTION PRICES
                                                              ---------   -------------
Options outstanding at March 31, 1997.......................  2,135,420      $28.37
Option activity:
  Granted...................................................    462,220       28.78
  Exercised.................................................   (549,187)      20.02
  Canceled or expired.......................................   (339,483)      32.07
                                                              ---------      ------
Options outstanding at March 31, 1998.......................  1,708,970       30.43
Option activity:
  Granted...................................................  1,574,140       62.06
  Exercised.................................................   (517,163)      23.72
  Canceled or expired.......................................   (154,792)      34.30
                                                              ---------      ------
Options outstanding at March 31, 1999.......................  2,611,155       50.60
                                                              ---------      ------
Option activity:
  Granted...................................................    529,534       87.76
  Exercised.................................................   (411,320)      31.42
  Canceled or expired.......................................    (61,011)      57.47
                                                              ---------      ------
Options outstanding at March 31, 2000.......................  2,668,358      $60.77
                                                              =========      ======

     1992 Director Stock Grant Plan. The Grant Plan provides for grants of common stock to non-employee board members. A total of 100,000 shares of the Company's stock was authorized for issuance under this plan. As of March 31, 2000, 38,454 shares have been granted and 5,534 shares have been canceled leaving 67,080 shares available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably in annual installments over each director's remaining term as a director.

     Employee Stock Purchase Plan. In July 1994, the Purchase Plan was adopted by the Board of Directors and approved by the stockholders. Pursuant to the Purchase Plan, 300,000 shares of the Company's common stock were reserved for issuance. For the fiscal years ended March 31, 2000, 1999 and 1998, 18,958, 24,516 and 28,709 shares were purchased, respectively. Total shares available for future grant total 166,126 as of March 31, 2000.

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

     The Company accounts for the option, stock grant and stock purchase plans under APB Opinion No. 25, under which $187,818, $155,366 and $155,926 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively, in compensation expense has been recognized. The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for disclosure purposes. For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998: risk-free interest rates ranging from 5.26 to 6.86 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years; and expected volatility of
33.68 percent. The assumptions used for the grants in fiscal 1999 are: risk-free interest rates ranging from 4.43 to 5.65 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five to eight years; and expected volatility of 39.99 percent. The assumptions used for grants in fiscal 2000 are: risk-free interest rates ranging from 5.17 to 6.76 percent depending on the date of

                         CATALINA MARKETING CORPORATION
grant; expected dividend yield of zero percent; expected life of five years to eight years; and expected volatility of 42.17 percent. The fair values of options granted in fiscal 2000, 1999 and 1998 are, $18,999,941, $37,193,274 and
$4,877,647 respectively, which would be amortized as compensation over the vesting period of the options.

                             OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
                  -----------------------------------------                         ---------------------------------------
                      OUTSTANDING        WEIGHTED AVERAGE                              EXERCISABLE
   RANGE OF              AS OF               REMAINING         WEIGHTED AVERAGE           AS OF          WEIGHTED AVERAGE
EXERCISE PRICES     MARCH 31, 2000       CONTRACTUAL LIFE       EXERCISE PRICE       MARCH 31, 2000       EXERCISE PRICE
---------------   -------------------   -------------------   -------------------   -----------------   -------------------
 $15.50-$25.00            65,712                1.0                 $ 21.96               54,112              $21.72
 $25.01-$50.00           504,217                2.0                   33.41              205,987               33.67
 $50.01-$75.00         1,582,706                7.2                   62.30              129,739               53.03
 $75.01-$100.00          486,123                9.3                   86.62                   --
$100.01-$106.87           29,600                9.3                  106.87                   --
                       ---------                                                         -------
                       2,668,358                                                         389,838
                       =========                                                         =======

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                      MARCH 31,
                                                            -----------------------------
                                                             2000       1999       1998
                                                            -------   ---------   -------
Net Income:
  As Reported.............................................  $51,348    $37,608    $32,871
  Pro Forma...............................................   35,880     31,517     28,410
Basic EPS:
  As Reported.............................................     2.77       2.03       1.78
  Pro Forma...............................................     1.94       1.70       1.54
Diluted EPS:
  As Reported.............................................     2.66       1.98       1.73
  Pro Forma...............................................     1.86       1.66       1.49

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $396,000, $303,000 and $358,000 related to the purchase discount offered under the Purchase Plan for fiscal 2000, 1999 and 1998, respectively.

NOTE 7.  STOCKHOLDER PROTECTION PLAN

     The Company has adopted a Stockholder Protection Plan. To implement this plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights will be exercisable for fractions of a share of the Company's Series X Junior Participating Preferred Stock only if a person or group acquires 15 percent or more of the Company's common stock or announces or commences a tender offer for 15 percent or more of the common stock, except for certain instances defined in the Stockholder Protection Plan.

NOTE 8.  SAVINGS PLANS

     On June 1, 1992, the Company adopted a 401(k) Savings Plan. The Company's contributions during fiscal 2000, 1999 and 1998 were $1,047,000, $840,000 and $635,000, respectively.

                         CATALINA MARKETING CORPORATION

     On January 1, 1992, the Company adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is designed to permit select employees and directors of the Company to defer a portion of their compensation. Effective July 1, 1996, the Deferred Compensation Plan was amended and restated allowing participants to elect deferral of certain types of compensation, including directors fees, stock grants under the Grant Plan and shares issuable upon the exercise of stock options, into stock units in the Deferred Compensation Plan each of which represents a share of Company common stock, and creating the Catalina Marketing Corporation Deferred Compensation Trust (the "Trust"). Amounts deposited in stock unit accounts are distributed in the form of shares of Company common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

     The investment in the Deferred Compensation Plan and related liability are included in prepaid expenses and other current assets and accrued expenses of the consolidated balance sheets, respectively. The Company determined all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal 2000, 1999 and 1998 were not significant. Stock units are initially recorded at fair value.

NOTE 9.  SEGMENT INFORMATION

     In fiscal 1999 the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes new standards for reporting information about operating segments and related disclosures. All prior period information has been restated to conform to this statement.

     The Company operates through individual operating units which share similar economic characteristics, customers, distribution channels, products and services and production processes. As a result, the Company has aggregated its operating units and product lines into a single reporting segment of Targeted Marketing Services. The Company's accounting policies for segments are the same as those described in Note 1. Management evaluates segment performance based on net income/(loss).

     Reportable segment information is as follows:

                                              FOR THE FISCAL YEAR ENDED MARCH 31,
                         ------------------------------------------------------------------------------
                                   2000                       1999                       1998
                         ------------------------   ------------------------   ------------------------
                         TARGETED                   TARGETED                   TARGETED
                         MARKETING                  MARKETING                  MARKETING
                         SERVICES    ELIMINATIONS   SERVICES    ELIMINATIONS   SERVICES    ELIMINATIONS
                         ---------   ------------   ---------   ------------   ---------   ------------
Revenue from external
  customers............  $350,922                   $264,783                   $217,150
Revenue from internal
  sources..............     2,163       (2,163)        3,026       (3,026)        2,121       (2,121)
Net interest income
  (expense)............      (587)                       231                       (493)
Depreciation and
  amortization.........    35,175                     27,342                     23,703
Provision for income
  taxes................    34,041                     27,969                     19,058
Net income.............    51,348                     37,608                     32,871
Segment assets.........   303,752                    221,047                    157,066
Expenditures for long
  lived assets.........    58,821                     41,455                     23,561

                         CATALINA MARKETING CORPORATION

     Revenue and long lived assets by geographic area are as follows:

                                                         FOR THE FISCAL YEAR ENDED MARCH 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
Revenue from external customers
  United States........................................   $298,650     $228,806     $187,367
  Foreign..............................................     52,272       35,977       29,783
Long lived assets
  United States........................................   $ 88,738     $ 68,932     $ 57,758
  Foreign..............................................     29,242       21,130       13,630

NOTE 10.  ACQUISITIONS AND OTHER

     Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, which are contingent upon future operating performance of the business purchased from Alliance Research.

     Effective April 21, 1999, the Company through one of its wholly owned subsidiaries, acquired one of its vendors, CompuScan, the technology for the Checkout Prizes(R) application, for $9.1 million in initial cash consideration, net of cash acquired, by means of a merger transaction. Terms of the merger agreement call for the Company to make a series of additional payments, which are based on specified future revenue growth targets of the Checkout Prizes(R) product.

     Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls, Inc., which offers card-based loyalty marketing programs for retailers for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments, which are based upon specified future revenue growth.

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

     The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 2000, 1999 and 1998 consolidated financial statements since the date of such acquisition.

     On April 5, 1999, Tribune invested $5.6 million in a majority owned subsidiary of the Company, Holdco, in exchange for 1,900,000 shares of Holdco's common stock, and also purchased a subordinated convertible note in SMO, Holdco's majority owned subsidiary, in the principal amount of $1.4 million. Holdco through SMO, provides consumers a ValuPage(SM) product or a shopping list of offers which can be accessed by visiting www.valupage.com.

                         CATALINA MARKETING CORPORATION

NOTE 11.  RELATED PARTY TRANSACTIONS

     On March 15, 2000, the Company loaned an Executive Officer of the Company $1.1 million for relocation purposes. This amount is included in Accounts Receivable, net, on the March 31, 2000 balance sheet. The loan is payable on demand and interest accrues beginning on September 15, 2000 at 6.5 percent per annum.

NOTE 12.  EFFECT OF SFAS NO. 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended, is effective for financial statements relating to fiscal years beginning after June 15, 2000. The Company expects SFAS No. 133 to have no effect on its financial statements.

NOTE 13.  SUBSEQUENT EVENT (UNAUDITED)

     On April 27, 2000, the Company announced that its Board of Directors had approved a three-for-one stock split of the outstanding common stock to be effected in the form of a stock dividend. The stock split is contingent on the approval of the stockholders of the Company at the annual meeting on July 18, 2000 of an increase in the authorized common shares. The stock dividend will be payable August 17, 2000, to stockholders of record on July 26, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders under the captions "Compensation of Executive Officers and Non-Employee Directors," "Share Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors" and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission prior to June 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                       PAGE
                                                                       ----
(a)1.  Financial Statements. The following is a list of the
Consolidated Financial Statements
          included in Item 8 of Part II.

         Report of Independent Certified Public Accountants..........   13

         Consolidated Income Statements, Years Ended March 13, 2000,
           1999 and 1998.............................................   14

         Consolidated Balance Sheets at March 31, 2000 and 1999......   15

         Consolidated Statements of Stockholders' Equity, Years Ended
           March 31, 2000,
           1999 and 1998.............................................   16

         Consolidated Statements of Cash Flows, Years Ended March 31,
           2000, 1999 and 1998.......................................   17

         Notes to the Consolidated Financial Statements..............   18
(a)2.  Financial Statement Schedules (EDGAR only).
         All other schedules are omitted because they are not
           applicable or not required, or because the required
           information is included in the Consolidated Financial
           Statements or notes thereto.
(a)3.  Index to Exhibits

 EXHIBIT
   NO.                            DESCRIPTION OF DOCUMENT
 -------                          -----------------------
  *3.3      --  Restated Certificate of Incorporation
 **3.3.1    --  Certificate of Amendment of Certificate of Incorporation, a
                copy of which is attached as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997
 **3.3.2    --  Certificate of Designation, Preferences and Rights setting forth the terms of the Company's Series X Junior
                Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997
  *3.4      --  Restated Bylaws
**10.4      --  Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on
                Form 10-K for the year ended March 31, 1994
**10.4.1    --  Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended June 30, 1997

 EXHIBIT
   NO.                            DESCRIPTION OF DOCUMENT
 -------                          -----------------------
**10.4.2    --  Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual
                Report on Form 10-K for the year ended March 31, 1999
 *10.12     --  Form of Director and Officer Indemnification Agreement
**10.18     --  Lease Agreement dated as of June 30, 1993 by and between QP
                One Corporation, a Minnesota corporation, as landlord, and
                Registrant, as tenant, a copy of which is attached as an
                exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.18.1   --  First Amendment dated as of December 20, 1993, to the Lease
                Agreement dated as of June 30, 1993, by and between QP One
                Corporation, a Minnesota corporation, as landlord, and
                Registrant, as tenant, a copy of which is attached as an
                exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.21     --  1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997
**10.22     --  Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company's Annual
                Report on Form 10-K for the year ended March 31, 1995
**10.24     --  Lease Agreement dated as of September 5, 1996 by and between
                Interior Design Services, Inc., a Florida corporation, as
                landlord, and Registrant, as tenant, a copy of which is
                attached as an exhibit to the Company's Annual Report on
                Form 10-K for the year ended March 31, 1997
**10.25     --  Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C.,
                as rights agent, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed on May 8,
                1997
**10.26     --  Credit Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National
                Association, as agent and lender, and the other lenders
                party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended
                September 30, 1997
**10.26.1   --  First amendment dated as of August 12, 1998, to the Credit
                Agreement dated as of September 30, 1997, by and between the
                Registrant and NationsBank, National Association, as agent and lender, and other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form
                10Q for the quarter ended September 30, 1998
**10.26.2   --  Second Amendment dated as of February 19, 1999, to the
                Credit Agreement dated as of September 30, 1997, by and
                between the Registrant and Nationsbank, National
                Association, as agent and lender, and the other lenders
                party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended
                September 30, 1999
**10.27     --  1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999
**10.28     --  Lease Agreement dated as of October 21, 1999 by and between
                First Security Bank, National Association, as the owner
                trustee under Dolphin Realty Trust 1999-1, as lessor, and
                Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company's Report on
                Form 10-Q for the quarter ended September 30, 1999
**10.29     --  Participation Agreement dated as of October 21, 1999 among
                Catalina Marketing Sales Corporation, as lessee; the
                Registrant, as guarantor; First Security Bank, National
                Association, as the owner trustee under Dolphin Realty Trust
                1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy of which is attached as an
                exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999

 EXHIBIT
   NO.                            DESCRIPTION OF DOCUMENT
 -------                          -----------------------
**10.30     --  Purchase and Sale Agreement dated as of October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon
                International Corporation, as developer, and Catalina
                Marketing Sales Corporation, as buyer, a copy of which is
                attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999
  21        --  List of subsidiaries
  23        --  Consent of independent certified public accountants
  27        --  Financial Data Schedule -- (for SEC use only)

---------------

 * Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
** Previously filed as indicated.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ST. PETERSBURG, STATE OF FLORIDA, ON JUNE 16, 2000.

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

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----

                  /s/ GEORGE W. OFF                    Chairman of the Board              June 16, 2000
-----------------------------------------------------
                    George W. Off

                /s/ DANIEL D. GRANGER                  President, Chief Executive         June 16, 2000
-----------------------------------------------------    Officer
                  Daniel D. Granger                      and Director

                 /s/ FRANK H. BARKER                   Director                           June 16, 2000
-----------------------------------------------------
                   Frank H. Barker

              /s/ FREDERICK W. BEINECKE                Director                           June 16, 2000
-----------------------------------------------------
                Frederick W. Beinecke

               /s/ PATRICK W. COLLINS                  Director                           June 16, 2000
-----------------------------------------------------
                 Patrick W. Collins

              /s/ STEPHEN L. D'AGOSTINO                Director                           June 16, 2000
-----------------------------------------------------
                Stephen L. D'Agostino

                  /s/ EVELYN FOLLIT                    Director                           June 16, 2000
-----------------------------------------------------
                    Evelyn Follit

                 /s/ THOMAS W. SMITH                   Director                           June 16, 2000
-----------------------------------------------------
                   Thomas W. Smith

                /s/ MICHAEL B. WILSON                  Director                           June 16, 2000
-----------------------------------------------------
                  Michael B. Wilson

                 /s/ JOSEPH P. PORT                    Senior Vice President and Chief    June 16, 2000
-----------------------------------------------------    Financial Officer
                   Joseph P. Port

               /s/ CHRISTOPHER W. WOLF                 Vice President and Treasurer       June 16, 2000
-----------------------------------------------------    (Principal Accounting Officer)
                 Christopher W. Wolf