Form 10-Q
period 2000-06-30
CATALINA MARKETING CORP/DE
filed 2000-08-14
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From __________ to ___________

                         Commission File Number 1-11008

                         CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                       33-0499007
---------------------------------------               --------------------------
    (State of Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)

       11300 9th Street North
       St. Petersburg, Florida                                33716-2329
---------------------------------------               --------------------------

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

Yes [X] No [ ]

         At August 8, 2000, Registrant had outstanding 18,442,867 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three month periods ended
                           June 30, 2000 and 1999                                           3

                      Condensed Consolidated Balance Sheets at
                           June 30, 2000 and March 31, 2000                                 4

                      Condensed Consolidated Statements of Cash Flows
                           for the three month periods ended
                           June 30, 2000 and 1999                                           5

                      Notes to Condensed Consolidated
                           Financial Statements                                             6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 8

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk                10

PART II. OTHER INFORMATION                                                                 11

SIGNATURES                                                                                 12

                         CATALINA MARKETING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended
                                                                  June 30,

                                                             2000          1999
                                                           --------      --------

Revenues                                                   $ 93,944      $ 72,614

Costs and Expenses:
     Direct operating expenses                               39,256        30,168
     Selling, general and administrative                     25,224        19,808
     Depreciation and amortization                           10,277         8,187
                                                           --------      --------
         Total costs and expenses                            74,757        58,163
                                                           --------      --------

Income From Operations                                       19,187        14,451

Interest Expense, Net and Other                                (662)         (201)
                                                           --------      --------
Income Before Income Taxes and Minority Interest             18,525        14,250

Income Taxes                                                 (7,043)       (5,730)
Minority Interest in Losses of Subsidiaries                     260           183
                                                           --------      --------
     Net Income                                            $ 11,742      $  8,703
                                                           ========      ========
Diluted:
     Net Income Per Common Share                           $   0.20      $   0.15
     Weighted Average Common Shares Outstanding              57,480        58,458
Basic:
     Net Income Per Common Share                           $   0.21      $   0.16
     Weighted Average Common Shares Outstanding              55,380        56,025

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     (unaudited)
                                                                                       June 30,       March 31,
                                                                                        2000             2000
                                                                                     -----------      ----------
                                  ASSETS
Current Assets:
     Cash and cash equivalents                                                        $   12,697      $   13,765
     Accounts receivable, net                                                             60,081          59,261
     Deferred tax asset                                                                   14,377          10,463
     Prepaid expenses and other current assets                                            31,843          31,883
                                                                                      ----------      ----------
         Total current assets                                                            118,998         115,372
                                                                                      ----------      ----------
Property and Equipment:
     Property and equipment                                                              267,579         255,216
     Accumulated depreciation and amortization                                          (148,535)       (140,216)
                                                                                      ----------      ----------
         Property and equipment, net                                                     119,044         115,000
                                                                                      ----------      ----------
Purchased intangible assets, net                                                          85,305          70,400
Other assets                                                                               5,227           2,980
                                                                                      ----------      ----------
Total Assets                                                                          $  328,574      $  303,752
                                                                                      ==========      ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                 $   13,347      $   17,862
     Accrued expenses                                                                     47,672          54,486
     Deferred revenue                                                                     42,361          40,444
     Short term borrowings                                                                41,055          29,493
                                                                                      ----------      ----------
         Total current liabilities                                                       144,435         142,285
                                                                                      ----------      ----------
Deferred tax liability                                                                    11,378           8,380
Minority interest                                                                            988           1,228
Long term debt                                                                            12,198          10,814
                                                                                      ----------      ----------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding                                       --              --
     Common stock; $0.01 par value; 150,000,000 authorized shares and
         55,032,483 and 54,602,457 shares issued and outstanding at June 30,
         2000 and March 31, 2000, respectively
                                                                                             550             546
     Paid-in capital                                                                       7,992             897
     Accumulated other comprehensive (loss) income                                          (225)             86
     Retained earnings                                                                   151,258         139,516
                                                                                      ----------      ----------
         Total stockholders' equity                                                      159,575         141,045
                                                                                      ----------      ----------
Total Liabilities and Stockholders' Equity                                            $  328,574      $  303,752
                                                                                      ==========      ==========

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                      2000               1999
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $ 11,742           $  8,703
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Minority interest                                              (260)              (183)
         Depreciation and amortization                                10,277              8,187
         Other                                                        (3,080)             1,819
     Changes in operating assets and liabilities                        (835)             3,121
                                                                    --------           --------
         Net cash provided by operating activities                    17,844             21,647
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                       (12,969)           (11,998)
     Purchase of investments, net of cash acquired                   (25,673)           (18,011)
                                                                    --------           --------
         Net cash used in investing activities                       (38,642)           (30,009)
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt obligations                                   19,414              7,608
     Principal payments on debt obligations                           (6,265)            (4,321)
     Proceeds from issuance of common and subsidiary stock             5,050             10,330
     Tax benefit from exercise of non-qualified options and
         disqualified dispositions                                     2,042              3,897
                                                                    --------           --------
         Net cash provided by financing activities                    20,241             17,514
                                                                    --------           --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (557)             9,152
Effect of exchange rate changes on cash and cash equivalents            (511)              (891)
CASH AND CASH EQUIVALENTS, at end of prior period                     13,765             13,942
                                                                    --------           --------
CASH AND CASH EQUIVALENTS, at end of current period                 $ 12,697           $ 22,203
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and March 31, 2000, and the results of operations and cash flows for the three month periods ended June 30, 2000 and 1999.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The first quarter balances and results of the majority and wholly owned foreign subsidiaries are included as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999, respectively. All material intercompany profits, transactions and balances have been eliminated.

These financial statements, including the condensed consolidated balance sheet as of March 31, 2000, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

A three-for-one stock split of the Company's outstanding common stock, to be effected as a stock dividend, and an increase in the authorized common shares to effect the stock split were approved by the Company's Board of Directors, and the increase in the authorized common shares was approved by the stockholders at the annual meeting held on July 18, 2000. The stock dividend will be payable August 17, 2000 to stockholders of record on July 26, 2000. Common stockholders will receive two additional shares of common stock for each registered share as of July 26, 2000. All applicable references to common stock shares, including the calculation of EPS have been adjusted to reflect the stock split and increase in authorized shares.

Note 2.  Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share
(EPS) to the denominator of diluted EPS (in thousands):

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                               2000          1999
                                                              ------        ------
         Basic weighted average common
              shares outstanding                              55,380        56,025
           Dilutive effect of options outstanding              2,100         2,433
                                                              ------        ------

         Diluted weighted average common shares
              outstanding                                     57,480        58,458

Options to purchase 1,437,768 shares of common stock at exercise prices ranging from $98 3/16 to $106 7/8 per share at June 30, 2000, and 90,000 shares at an exercise price of $91.25 at June 30, 1999 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock.

Note 3.  Comprehensive Income:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                            -----------------------
                                                              2000          1999
                                                            --------       --------
                                                                 (in thousands)
         Net income                                         $ 11,742       $  8,703
         Other comprehensive income, net of
                tax:
                Currency translation adjustment                 (311)          (586)
                                                            --------       --------
         Comprehensive Income                               $ 11,431       $  8,117

Note 4.  Acquisition:

Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation for $14.2 million in cash, net of cash acquired. The purchase has been accounted for using the purchase method of accounting for acquisition and, accordingly, the results of operations of HealthCare Data Corporation have been included in the fiscal 2001 condensed consolidated financial statements of the Company since the effective date of such acquisition.

Note 5.  Segment Information (in thousands):

                                                       For the Three Months Ended June 30,
                                           ----------------------------------------------------------
                                                      2000                            1999
                                           --------------------------      --------------------------
                                           Targeted                        Targeted
                                           Marketing                       Marketing
                                           Services      Eliminations       Services     Eliminations
                                           ---------     ------------      ---------     ------------
Revenue from external
   customers                               $ 93,944                         $ 72,614
Revenue from internal sources                 1,617         (1,617)              310         (310)
Net income                                   11,742                            8,703

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 2001 COMPARED TO FISCAL 2000

The Company's revenues for the first quarter of fiscal 2001 increased 29.4 percent, compared with the same period in fiscal 2000. The increase in revenues is due to an increase in promotions printed worldwide, increases in direct mail marketing programs and growth in the Checkout Direct(R) program.

In the U.S., the Catalina Marketing Network was in 14,352 stores at June 30, 2000, which reach 182 million shoppers each week as compared to 12,257 stores reaching 161 million shoppers each week at June 30, 1999 and 13,516 stores reaching 165 million shoppers each week at March 31, 2000. The Health Resource Network was in 6,793 pharmacies at June 30, 2000 as compared to 4,152 pharmacies at June 30, 1999 and 6,671 pharmacies at March 31, 2000. Outside the U.S., the Catalina Marketing Network was in 2,623 stores at June 30, 2000, which reach 34 million shoppers each week as compared to 2,249 stores reaching 33 million shoppers each week at June 30, 1999 and 2,587 stores reaching 35 million shoppers each week at March 31, 2000.

In the first quarter of fiscal 2001 the Company installed its Catalina Marketing Network in 836 stores in the U.S., net of deinstallations, as compared to 165 stores in the comparable fiscal 2000 period. Store installations in the first quarter of fiscal 2001 in the Catalina Marketing Network included 427 PETsMart stores. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 122 pharmacies in the first quarter of fiscal 2001, net of deinstallations, as compared to 291 stores in the comparable fiscal 2000 period. These store numbers for Health Resource Network do not include the stores that were added as part of the purchase of HealthCare Data Corporation which adds over 10,000 additional stores, and brings the total installed Health Resource operations storebase to approximately 14,000 stores and a total under contract to over 20,000 stores. Outside the U.S., the Company installed 36 stores in the first quarter of fiscal 2001, net of deinstallations, as compared to 314 stores in the comparable fiscal 2000 period.

Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Network, primarily expenses relating to operations personnel and service offices, and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $39.3 million for the first quarter of fiscal 2001 from $30.2 million in the comparable period of fiscal 2000. Direct operating expenses in the first quarter of fiscal 2001 as a percentage of revenues increased to 41.8 percent from 41.5 percent in the comparable period of fiscal 2000. This modest increase in fiscal 2001 is principally attributable to the increase in the Company's loyalty and direct marketing programs, including the Market Logic and DCI Cardmarketing businesses, which by their nature have a higher material cost component of direct costs as a function of revenue than the Company's other core product line services.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 2001 were $25.2 million, compared to $19.8 million for the comparable period of fiscal 2000, an increase of 27.3 percent or $5.4 million. As a percentage of revenues, selling, general and administrative expenses decreased 0.4 percent in the first quarter of fiscal 2001, to 26.9 percent from 27.3 percent for the comparable period of fiscal 2000.

Depreciation and amortization increased to $10.3 million for the first quarter of fiscal 2001 from $8.2 million for the comparable period in fiscal 2000. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets arising out of the Company's acquisitions.

Interest expense, net and other increased to $662,000 net expense for the first quarter of fiscal 2001 from $201,000 net expense for the comparable period in fiscal 2000. This increase in net expense is primarily attributable to lower average cash balances available for investment, and increased short term borrowing balances in the Company's Asian subsidiary reported as of June 30, 2000 as compared to June 30, 1999.

The provision for income taxes increased to $7 million, or 38.0 percent of income before income taxes and minority interest, for the first quarter of fiscal 2001, compared to $5.7 million, or 40.2 percent of income before income taxes and minority interest, for the same period in fiscal 2000. The rate decrease is primarily due to the Company's ability to utilize net operating loss carry forwards of a majority owned foreign subsidiary and lower state taxes. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs typically range from $3,000 to $13,000 per store. During the first quarters of fiscal 2001 and 2000, the Company made capital expenditures of $13 million and $12 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first quarter of fiscal 2001, the Company spent $1.3 million more on store equipment compared to the comparable fiscal 2000 period.

Effective June 1, 2000, the Company, through one of its wholly owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation for $14.2 million, net of cash acquired. Additionally, in the first quarter of fiscal 2001, investments were made totaling $10.5 million which were comprised of earnout payments attributable to past acquisitions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits

                  15       Acknowledgment Letter

                  99       Review Report of Independent Certified Public Accountants

                  3.1      Certificate of Amendment of Certificate of Incorporation of Catalina
                           Marketing Corporation.

                  27       Financial Data Schedule (for SEC use only)

         b.       Reports of Form 8-K

                  None

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.

August 14, 2000               CATALINA MARKETING CORPORATION
                              --------------------------------------------------
                              (Registrant)


                               /s/ Joseph P. Port
                              --------------------------------------------------
                               Joseph P. Port
                               Senior Vice President and
                               Chief Financial Officer
                               (Authorized officer of Registrant and principal financial officer)