Form 10-Q
period 2000-09-30
CATALINA MARKETING CORP/DE
filed 2000-11-13
CIK 883977

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the Transition Period From __________to _________


                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                           33-0499007
          ------------------------------          ----------------------
         (State of Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)          Identification Number)


                  200 Carillon Parkway
                 St. Petersburg, Florida                   33716
         ----------------------------------------       ----------
         (Address of Principal Executive Offices)       (Zip Code)


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

         At November 7, 2000, Registrant had outstanding 55,503,608 shares of Common Stock.



===============================================================================

                         CATALINA MARKETING CORPORATION
                                     INDEX


                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three and six month periods ended
                           September 30, 2000 and 1999                       3


                      Condensed Consolidated Balance Sheets at
                           September 30, 2000 and March 31, 2000             4


                      Condensed Consolidated Statements of Cash Flows
                           for the six month periods ended
                           September 30, 2000 and 1999                       5

                      Notes to Condensed Consolidated
                           Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9

     Item 3.      Quantitative and Qualitative Disclosure About
                  Market Risk                                               12

PART II.      OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders          12

     Item 6.       Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                  14

                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                      Three Months Ended          Six Months Ended
                                                        September 30,               September 30,
                                                    ---------------------     -----------------------

                                                       2000         1999          2000          1999
                                                    ---------     --------     ---------     ---------

Revenues                                            $ 101,836     $ 86,828     $ 195,780     $ 159,442

Costs and Expenses:
     Direct operating expenses                         41,776       36,369        81,032        65,705
     Selling, general and administrative               26,172       22,648        51,396        43,288
     Depreciation and amortization                     10,175        8,577        20,452        16,764
                                                    ---------     --------     ---------     ---------
         Total costs and expenses                      78,123       67,594       152,880       125,757
                                                    ---------     --------     ---------     ---------

Income From Operations                                 23,713       19,234        42,900        33,685

Interest Expense, Net and Other                           (43)          (9)         (705)         (210)
                                                    ---------     --------     ---------     ---------

Income Before Income Taxes and Minority Interest       23,670       19,225        42,195        33,475
Income Taxes                                           (8,999)      (7,728)      (16,042)      (13,458)
Minority Interest in Losses of Subsidiaries               391          175           651           358
                                                    ---------     --------     ---------     ---------
     Net Income                                     $  15,062     $ 11,672     $  26,804     $  20,375

Diluted:
     Earnings Per Common Share                      $    0.26     $   0.20     $    0.46     $    0.35
     Weighted Average Common Shares Outstanding        58,348       58,098        57,901        58,278

Basic:
     Earnings Per Common Share                      $    0.27     $   0.21     $    0.48     $    0.36
     Weighted Average Common Shares Outstanding        55,786       55,875        55,586        55,950





The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               (unaudited)
                                                              September 30,   March 31,
                                                                  2000          2000
                                                              ------------   ---------

                     ASSETS

Current Assets:
     Cash and cash equivalents                                 $   4,001     $  13,765
     Accounts receivable, net                                     65,174        59,261
     Deferred tax asset                                           11,022        10,463
     Prepaid expenses and other current assets                    29,744        31,883
                                                               ---------     ---------
         Total current assets                                    109,941       115,372
                                                               ---------     ---------
Property and Equipment:
     Property and equipment                                      284,009       255,216
     Accumulated depreciation and amortization                  (156,983)     (140,216)
                                                               ---------     ---------
         Property and equipment, net                             127,026       115,000
                                                               ---------     ---------
Purchased intangible assets, net                                  85,385        70,400
Other assets                                                       6,317         2,980
                                                               ---------     ---------
Total Assets                                                   $ 328,669     $ 303,752
                                                               =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                          $  15,949     $  17,862
     Accrued expenses                                             44,788        54,486
     Deferred revenue                                             46,387        40,444
     Short term borrowings                                        21,288        29,493
                                                               ---------     ---------
         Total current liabilities                               128,412       142,285
                                                               ---------     ---------
Deferred tax liability                                            10,177         8,380
Minority interest                                                    592         1,228
Long term debt                                                     8,726        10,814
                                                               ---------     ---------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $0.01 par value; 5,000,000
         authorized shares; none issued and outstanding               --            --
     Common stock; $0.01 par value; 150,000,000 authorized
         shares and 55,497,709 and 54,602,457 shares issued
         and outstanding at September 30, 2000 and
         March 31, 2000, respectively                                554           546
     Paid-in capital                                              14,838           897
     Accumulated other comprehensive (loss) income                  (950)           86
     Retained earnings                                           166,320       139,516
                                                               ---------     ---------
         Total stockholders' equity                              180,762       141,045
                                                               ---------     ---------
Total Liabilities and Stockholders' Equity                     $ 328,669     $ 303,752
                                                               =========     =========



The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                        Six Months Ended
                                                                          September 30,
                                                                     ---------------------
                                                                       2000          1999
                                                                     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 26,804     $ 20,375
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Minority interest                                               (651)        (358)
         Depreciation and amortization                                 20,452       16,764
         Tax benefit from exercise of non-qualified options and
           disqualified dispositions                                    3,640        4,304
         Other                                                            152        6,127
     Changes in operating assets and liabilities                       (2,360)       7,798
                                                                     --------     --------
         Net cash provided by operating activities                     48,037       55,010
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                        (30,290)     (25,641)
     Purchase of investments, net of cash acquired                    (28,372)     (24,689)
                                                                     --------     --------
         Net cash used in investing activities                        (58,662)     (50,330)
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayments) borrowings on credit facility                   (9,509)      10,000
     Proceeds from debt obligations                                         0       13,524
     Principal payments on debt obligations                                (7)      (8,764)
     Proceeds from issuance of common and subsidiary stock             10,731       11,796
      Payment for repurchase of company common stock                        0      (34,531)
                                                                     --------     --------
         Net cash provided by (used in) financing activities            1,215       (7,975)
                                                                     --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                       (9,410)      (3,295)
Effect of exchange rate changes on cash and cash equivalents             (354)         (90)
CASH AND CASH EQUIVALENTS, at end of prior period                      13,765       13,942
                                                                     ========     ========
CASH AND CASH EQUIVALENTS, at end of current period                  $  4,001     $ 10,557
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

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and March 31, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and cash flows for the six month periods ended September 30, 2000 and 1999.

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The second quarter balances and results of the wholly and majority-owned foreign subsidiaries are included as of September 30, 2000 for the three and six month periods ended September 30, 2000 and 1999, respectively. All material intercompany profits, transactions, and balances have been eliminated.

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

A three-for-one stock split of the Company's outstanding common stock, effected as a stock dividend and an increase in the authorized common shares were approved by the Company's Board of Directors, and the increase in the authorized common shares was approved by the Company's stockholders at the annual meeting held on July 18, 2000. The stock dividend was paid August 17, 2000 to stockholders of record on July 26, 2000. Common stockholders received two additional shares of common stock for each registered share as of July 26, 2000. All applicable references to common stock shares, including the calculations of earnings per share have been adjusted for all periods shown to reflect the stock split and the increase in authorized shares.

Note 2.  Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):


                                                   Three months ended   Six months ended
                                                      September 30,       September 30,
                                                   - ----------------   -----------------
                                                     2000      1999      2000      1999
                                                    ------    ------    ------    ------

         Basic weighted average common
              shares outstanding                     55,786    55,875    55,586    55,950
           Dilutive effect of options outstanding     2,562     2,223     2,315     2,328
                                                     ------    ------    ------    ------

         Diluted weighted average common shares
              outstanding                            58,348    58,098    57,901    58,278



Options to purchase 71,400 shares of common stock at an exercise price per share of $35 5/8 were outstanding at September 30, 2000, and 361,950 shares of common stock at exercise prices per share ranging from $30 7/16 to $35 5/8 were outstanding at September 30, 1999, but were not included in the computation of diluted EPS for the relevant time period because the options' exercise prices were greater than the average market price of common stock.


Note 3.  Comprehensive Income:


                                                     Three months ended         Six months ended
                                                        September 30,             September 30,
                                                   ----------------------     ---------------------
                                                      2000         1999         2000         1999
                                                    --------     --------     --------     --------
                                                       (in thousands)              (in thousands)

         Net income                                 $ 15,062     $ 11,672     $ 26,804     $ 20,375
         Other comprehensive income, net of tax:

                Currency translation adjustment         (725)        (695)      (1,036)      (1,281)
                                                    --------     --------     --------     --------
         Comprehensive Income                       $ 14,337     $ 10,977     $ 25,768     $ 19,094




Note 4.  Credit Facility:

On September 25, 2000, the Company entered into a new credit agreement (the Agreement) with a syndicate of commercial banks including Bank One, NA as the Administrative Agent (Bank One), First Union National Bank as the Syndication Agent and Wachovia Bank, N.A. as the Documentation Agent.

The Agreement provides for a revolving loan credit facility of up to $150 million in favor of the Company. The termination date of the revolving loan credit facility is September 25, 2003.

Borrowings under the Agreement accrue interest at rates based upon either (i) the British Bankers' Association Interest Settlement Rate (Eurodollar Rate) plus an applicable margin ranging from 50 to 87.5 basis points, or (ii) the higher of 50 basis points over the Federal Funds Rate or Bank One's prime rate of interest. The Agreement is guaranteed by several Company subsidiaries, and contains certain financial covenants and other terms and conditions.

As of September 30, 2000, $7,000,000 was outstanding under the Agreement.


Note 5.  Acquisitions:

Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation, a company which provides strategic targeted marketing solutions for health-related and pharmaceutical manufacturers and retailers, for $14.2 million in cash, net of cash acquired. The purchase has been accounted for using the purchase method of accounting for acquisition and, accordingly, the results of operations of HealthCare Data Corporation have been included in the fiscal 2001 condensed consolidated financial statements of the Company since the effective date of such acquisition.

Effective September 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100% of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million. The terms of the acquisition provide for additional payments of up to $1.0 million, contingent upon the business unit's performance. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Market Intelligence, Inc., have been included in the fiscal 2001 condensed consolidated financial statements of the Company since the effective date of the acquisition.


Note 6.  Segment Information (in thousands):

                                          For the Three Months Ended September 30,
                                  -------------------------------------------------------
                                           2000                          1999
                                  -------------------------     -------------------------
                                  Targeted                      Targeted
                                  Marketing                     Marketing
                                  Services     Eliminations     Services     Eliminations
                                  ---------    ------------     ---------    ------------

Revenue from external customers   $101,836                      $ 86,828
Revenue from internal sources        5,670        (5,670)            344        (344)
Net income                          15,062                        11,672


                                           For the Six Months Ended September 30,
                                  -------------------------------------------------------
                                           2000                          1999
                                  -------------------------     -------------------------
                                  Targeted                      Targeted
                                  Marketing                     Marketing
                                  Services     Eliminations     Services     Eliminations
                                  ---------    ------------     ---------    ------------
Revenue from external customers   $195,780                      $ 159,442
Revenue from internal sources        7,287        (7,287)             654       (654)
Net income                          26,804                         20,375



Note 7.  Effect of SFAS No.133

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


FISCAL 2001 COMPARED TO FISCAL 2000

The Company's revenues for the second quarter of fiscal 2001 increased 17.3 percent, compared with the same period in fiscal 2000. The increase in revenues is due to an increase in promotions printed worldwide, increases in direct mail marketing programs and the acquisitions of HealthCare Data Corporation and Market Intelligence, Inc., effective June 1, 2000 and September 1, 2000, respectively.

In the U.S., the Catalina Marketing Network was in 14,772 stores at September 30, 2000, which reach 183 million shoppers each week as compared to 12,635 stores reaching 160 million shoppers each week at September 30, 1999 and 13,516 stores reaching 165 million shoppers each week at March 31, 2000. The Health Resource Network was in 14,309 pharmacies, including 7,390 acquired in the purchase of HealthCare Data Corporation, at September 30, 2000 as compared to 4,706 pharmacies at September 30, 1999 and 6,671 pharmacies at March 31, 2000. Outside the U.S., the Catalina Marketing Network was in 2,668 stores at September 30, 2000, which reach 36 million shoppers each week as compared to 2,335 stores reaching 34 million shoppers each week at September 30, 1999 and 2,587 stores reaching 35 million shoppers each week at March 31, 2000.

During the first six months of fiscal 2001 the Company installed its Catalina Marketing Network in 1,256 stores in the U.S., net of deinstallations, as compared to 543 stores in the comparable fiscal 2000 period. Store installations in the first half of fiscal 2001 in the Catalina Marketing Network included 453 PETsMart stores. The Company also installed its Health Resource Network in 248 pharmacies in the first half of fiscal 2001, net of deinstallations, as compared to 845 stores in the comparable fiscal 2000 period. Outside the U.S., the Company installed 98 stores in the first half of fiscal 2001, net of deinstallations, as compared to 400 stores in the comparable fiscal 2000 period.

Deinstallation activity occurs primarily through the consolidation of supermarket chains and store closures made by retailers in the ordinary course of business.

Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Network (primarily expenses relating to operations personnel and service offices), and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $41.8 million and $81.0 million for the second quarter and first six months of fiscal 2001, respectively, from $36.4 million and $65.7 million in the comparable periods of fiscal 2000. Direct operating expenses as a percentage of revenues in the second quarter of fiscal 2001 decreased to 41.0 percent from 41.9 percent in the comparable period of fiscal 2000. Direct operating expenses as a percentage of revenues for the six month period ended September 30, 2000 increased to 41.4 percent from 41.2 percent in the comparable period of fiscal 2000. The decrease in direct operating expenses as a percentage of revenues for the second quarter ended September 30, 2000 is principally attributable to improved pricing on printer paper and toner supplies.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses for the second quarter and first six months of fiscal 2001 were $26.1 million and $51.4 million, respectively, compared to $22.6 million and $43.3 million for the comparable period of fiscal 2000, increases of 15.6 percent and 18.7 percent, respectively. As a percentage of revenues, selling, general and administrative expenses decreased 40 basis points in the second quarter of fiscal 2001, to
25.7 percent from 26.1 percent for the comparable period of fiscal 2000. For the six months ended September 30, 2000, selling, general and administrative expenses decreased 80 basis points to 26.3 percent, from 27.1 percent for the comparable period of fiscal 2000.

Depreciation and amortization increased to $10.2 million for the second quarter of fiscal 2001 from $8.6 million for the comparable period in fiscal 2000. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense also increased due to the increases in goodwill and other intangible assets arising out of the Company's acquisitions.

Interest expense, net and other increased to $43,000 for the second quarter of fiscal 2001 from $9,000 for the comparable period in fiscal 2000. This increase is primarily attributable to increased short term borrowing balances in the Company and its Asian subsidiary.

The provision for income taxes increased to $9.0 million, or 38.0 percent of income before income taxes and minority interest, for the second quarter of fiscal 2001, compared to $7.7 million, or 40.2 percent of income before income taxes and minority interest, for the same period in fiscal 2000. The rate decrease is primarily due to the Company's ability to utilize net operating loss carry forwards of a majority owned foreign subsidiary and lower state taxes. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs typically range from $3,000 to $13,000 per store. During the first six months of fiscal 2001 and 2000, the Company made capital expenditures of $30.3 million and $25.6 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first six months of fiscal 2001, the Company spent $1.6 million more on store equipment compared to the comparable fiscal 2000 period.

Effective June 1, 2000, the Company, through one of its wholly owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation for $14.2 million, net of cash acquired. Additionally, in the first quarter of fiscal 2001, investments were made totaling $10.5 million which were comprised of earnout payments attributable to past acquisitions.

Effective September 1, 2000, the Company acquired 100 percent of the outstanding common shares of Market Intelligence, Inc. for $1.0 million.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 18, 2000. The following members were elected as Class III members of the Company's Board of Directors for the period ending as of the annual meeting of stockholders in 2003:

         Daniel D. Granger
         Michael B. Wilson

The terms of the other directors of the Company continued after the meeting. These directors are:

         Frank H. Barker
         Patrick W. Collins
         Frederick W. Beinecke
         Evelyn V. Follit
         Thomas W. Smith

With regard to the proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, $.01 par value per share, which the Company is authorized to issue from 50,000,000 to 150,000,000, 16,019,503 votes were cast in favor, 424,468 were cast against, and there were 90,995 abstentions. Accordingly, the proposal was approved.

With regard to the proposal to ratify and approve the Company's independent certified public accountants for fiscal 2001, 16,390,654 votes were cast in favor, 134,422 votes were cast against and there were 9,890 abstentions. Accordingly, the proposal was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.   Exhibits

               10.31 Credit Agreement dated as of September 25, 2000, by and between the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto.

               10.32 Amendment No. 1 To Certain Operative Agreements dated as September 15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee.

               15          Acknowledgment Letter

               99          Review Report of Independent Certified Public
                           Accountants

               27          Financial Data Schedule (SEC use only)


         b.   Reports of Form 8-K

              None

                         CATALINA MARKETING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




November 8, 2000                             CATALINA MARKETING CORPORATION
                                             (Registrant)



                                             /s/ Joseph P. Port
                                             ----------------------------------
                                                 Joseph P. Port
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Authorized officer of
                                                 Registrant and principal
                                                 financial officer)