Form 10-Q
period 2000-12-31
CATALINA MARKETING CORP/DE
filed 2001-02-13
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       For the Transition Period From to


                         Commission File Number 1-11008


                         CATALINA MARKETING CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                            33-0499007
           --------                                            ----------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                          Identification Number)


          200 Carillon Parkway
        St. Petersburg, Florida                                  33716
        -----------------------                                  -----
(Address of Principal Executive Offices)                       (Zip Code)


                                 (727) 579-5000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

         On February 12, 2001, Registrant had outstanding 55,552,321 shares of Common Stock.

                         CATALINA MARKETING CORPORATION



                                     INDEX


                                                                           Page
                                                                           ----

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements

                      Condensed Consolidated Statements of Income
                      for the Three and Nine Month Periods Ended
                      December 31, 2000 and 1999.............................3

                      Condensed Consolidated Balance Sheets at
                      December 31, 2000 and March 31, 2000...................4

                      Condensed Consolidated Statements of Cash Flows
                      for the Nine Month Periods Ended
                      December 31, 2000 and 1999.............................5

                      Notes to Condensed Consolidated Financial Statements...6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................10

Item 3       Quantitative and Qualitative Disclosure About Market Risk......12


PART II      OTHER INFORMATION

Item 4       Submission of Matters to a Vote of Security Holders............13

Item 5       Exhibits and Reports on Form 8-K...............................13


SIGNATURES   ...............................................................14

                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                             December 31,                     December 31,
                                                       ------------------------       --------------------------
                                                          2000           1999            2000            1999
                                                       ---------       --------       ---------       ---------

Revenues                                               $ 108,740       $ 97,790       $ 304,521       $ 257,232

Costs and Expenses:
         Direct Operating Expenses                        44,392         39,226         125,424         104,931
         Selling, General and Administrative              25,406         22,200          76,801          65,488
         Depreciation and Amortization                    11,240          8,862          31,695          25,626
                                                       ---------       --------       ---------       ---------
Total Costs and Expenses                                  81,038         70,288         233,920         196,045
                                                       ---------       --------       ---------       ---------

Income From Operations                                    27,702         27,502          70,601          61,187

Interest Expense, Net and Other                           (1,284)           (31)         (1,988)           (241)
                                                       ---------       --------       ---------       ---------

Income Before Income Taxes and  Minority Interest         26,418         27,471          68,613          60,946
Income Taxes                                             (10,039)       (11,043)        (26,080)        (24,501)
Minority Interest in Losses of Subsidiaries                  446            132           1,097             490
                                                       ---------       --------       ---------       ---------

Net Income                                             $  16,825       $ 16,560       $  43,630       $  36,935

Diluted:
--------
     Earnings Per Common Share                         $    0.29       $   0.29       $    0.75       $    0.64
     Weighted Average Common Shares
     Outstanding                                          58,377         57,690          58,042          58,080
Basic:
------
     Earnings Per Common Share                         $    0.30       $   0.30       $    0.78       $    0.66
     Weighted Average Common Shares
     Outstanding                                          55,955         55,245          55,711          55,713



The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                       (unaudited)
                                                       December 31,   March 31,
                                                           2000         2000
                                                       ------------   ---------

                   ASSETS
Current Assets:
         Cash and cash equivalents                     $  14,500     $  13,765
         Accounts receivable, net                         63,847        59,261
         Deferred tax asset                               11,589        10,463
         Prepaid expenses and other current assets        30,686        31,883
                                                       ---------     ---------
                  Total current assets                   120,622       115,372
                                                       ---------     ---------
Property and Equipment:
         Property and equipment                          289,707       255,216
         Accumulated depreciation and amortization      (159,240)     (140,216)
                                                       ---------     ---------
                  Property and equipment, net            130,467       115,000
                                                       ---------     ---------
Purchased intangible assets, net                         109,923        70,400
Other assets                                               5,992         2,980
                                                       ---------     ---------
Total Assets                                           $ 367,004     $ 303,752
                                                       =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                              $  15,952     $  17,862
         Accrued expenses                                 52,831        54,486
         Deferred revenue                                 33,606        40,444
         Short term borrowings                             7,860        29,493
                                                       ---------     ---------
                  Total current liabilities              110,249       142,285
                                                       ---------     ---------
Deferred tax liability                                    10,177         8,380
Minority interest                                            453         1,228
Long term debt                                            40,269        10,814
                                                       ---------     ---------

Total Liabilities                                        161,148       162,707
                                                       ---------     ---------
Stockholders' Equity:

         Preferred stock; $0.01 par value;
         5,000,000 authorized shares; none
         issued and outstanding                               --            --
         Common stock; $0.01 par value;
         150,000,000 authorized shares and
         55,765,611 and 54,602,457 shares issued
         and outstanding at December 31, 2000
         and March 31, 2000, respectively                    558           546
Paid-in capital                                           23,113           897
Accumulated other comprehensive (loss) income               (959)           86
         Retained earnings                               183,144       139,516
                                                       ---------     ---------
                  Total stockholders' equity             205,856       141,045
                                                       ---------     ---------
Total Liabilities and Stockholders' Equity             $ 367,004     $ 303,752
                                                       =========     =========



The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                  Nine Months Ended
                                                                    December 31,
                                                                ---------------------
                                                                  2000         1999
                                                                --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                             $ 43,630     $ 36,935
         Adjustments to reconcile net income to
         net cash provided by operating activities:
                  Minority interest                               (1,097)        (490)
                  Depreciation and amortization                   31,695       25,626
         Tax benefit from exercise of non-qualified
         options and disqualified dispositions                     4,390        4,780
         Other                                                    (1,483)       2,396
         Changes in operating assets and liabilities              (7,069)      (3,031)
                                                                --------     --------
                  Net cash provided by operating activities       70,066       66,216
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures, net                               (45,530)     (35,720)
         Purchase of investments, net of cash acquired           (52,103)     (30,982)
                                                                --------     --------
                  Net cash used in investing activities          (97,633)     (66,702)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings on credit facility                        10,000        5,000
         Proceeds from debt obligations                           12,684       23,152
         Principal payments on debt obligations                  (13,641)     (12,006)
         Proceeds from issuance of common and
           subsidiary stock                                       19,070       12,199
         Payment for repurchase of company common stock               --      (34,531)
                                                                --------     --------
                  Net cash provided by (used in)
                  financing activities                            28,113       (6,186)
                                                                --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                     546       (6,672)
Effect of exchange rate changes on cash and cash equivalents         189          265
CASH AND CASH EQUIVALENTS, at end of prior period                 13,765       13,942
                                                                --------     --------
CASH AND CASH EQUIVALENTS, at end of current period             $ 14,500     $  7,535
                                                                ========     ========



The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1   Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2000 and March 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine month periods ended December 31, 2000 and 1999.

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The third quarter balances and results of the wholly and majority-owned foreign subsidiaries are included as of September 30, 2000 and December 31, 1999 for the three and nine month periods ended September 30, 2000 and 1999, respectively. All material inter-company profits, transactions and balances have been eliminated.

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

A three-for-one stock split of the Company's outstanding common stock, effected as a stock dividend and an increase in the authorized common shares, was approved by the Company's Board of Directors, and the increase in the authorized common shares was approved by the Company's stockholders at the annual meeting held on July 18, 2000. The stock dividend was paid August 17, 2000 to stockholders of record on July 26, 2000. Common stockholders received two additional shares of common stock for each registered share as of July 26, 2000. All applicable references to common stock shares, including the calculations of earnings per share have been adjusted for all periods shown to reflect the stock split and the increase in authorized shares.

Note 2   Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):


                                                     Three months ended      Nine months ended
                                                         December 31,           December 31,
                                                      ----------------       ----------------
                                                       2000      1999         2000      1999
                                                      ------    ------       ------    ------

         Basic weighted average common
              shares outstanding                      55,955    55,245       55,711    55,713
         Dilutive effect of options outstanding        2,422     2,445        2,331     2,367
                                                      ------    ------       ------    ------
         Diluted weighted average common shares
              outstanding                             58,377    57,690       58,042    58,080
                                                      ======    ======       ======    ======



All outstanding options to purchase shares of common stock were included in the computation of diluted EPS on December 31, 2000. 90,900 shares of common stock at an exercise price per share of $35 5/8 were outstanding at December 31, 1999, but were not included in the computation of diluted EPS for the relevant time period because the options' exercise prices were greater than the average market price of common stock.


Note 3   Comprehensive Income (in thousands):


                                                      Three months ended     Nine months ended
                                                         December 31,           December 31,
                                                      -----------------      -----------------
                                                        2000      1999         2000      1999
                                                      -------   -------      -------   -------

         Net income                                   $16,825   $16,560      $43,630   $36,935
         Other comprehensive income,
         net of tax:
         Currency translation adjustment                   (9)    1,539       (1,045)      258
                                                      -------   -------      -------   -------
         Comprehensive Income                         $16,816   $18,099      $42,585   $37,193
                                                      =======   =======      =======   =======


Note 4   Credit Facility:

On September 25, 2000, the Company entered into a new credit agreement (the Agreement) with a syndicate of commercial banks including Bank One, NA as the Administrative Agent (Bank One), First Union National Bank as the Syndication Agent and Wachovia Bank, NA as the Documentation Agent.

The Agreement provides for a revolving loan credit facility of up to $150 million in favor of the Company. The termination date of the revolving loan credit facility is September 25, 2003.

Borrowings under the Agreement accrue interest at rates based upon either (i) the British Bankers' Association Interest Settlement Rate (Eurodollar Rate) plus an applicable margin ranging from 50 to 87.5 basis points, or (ii) the higher of 50 basis points over the Federal Funds Rate or Bank One's prime rate of interest. The Agreement is guaranteed by several Company subsidiaries and contains certain financial covenants and other terms and conditions.

As of December 31, 2000, $25,000,000 was outstanding under the Agreement.


Note 5   Acquisitions:

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

Effective September 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million. The terms of the acquisition provide for additional payments of up to $1.0 million, contingent upon the business unit's performance. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Market Intelligence, Inc. have been included in the fiscal 2001 condensed consolidated financial statements of the Company since the effective date of the acquisition.


Note 6   Segment Information (in thousands):


                                          For the Three Months    For the Nine Months
                                           Ended December 31,      Ended December 31,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------

Targeted Marketing Services:
Revenue from external customers           $108,740    $ 97,790    $304,521    $257,232

Revenue from internal sources which is
wholly eliminated in consolidated
results                                      6,435         420      13,722       1,074

Net income                                  16,825      16,560      43,630      36,935


Note 7   Patent Acquisition:

On October 24, 2000, the Company acquired a total of 16 U.S. patents and 12 pending U.S. patent applications together with all foreign rights related to the inventions encompassed by the original patents and patent applications. The purchase price of these patents and patent applications of $17.0 million is being amortized on a straight-line basis over the remaining useful lives of the assets ranging from 9 to 14 years.

Note 8   Subsequent Event:

On January 4, 2001, the Company entered into an agreement with the Tribune Company, a minority equity investor in Supermarkets Online Holdings, Inc. (SMO Holdings), the parent company of Supermarkets Online, Inc. (SMO), the Company's internet-based marketing and advertising subsidiary. As a part of this agreement, the Company acquired all of the SMO Holdings common shares held by the Tribune Company, repaid a subordinated convertible note, and terminated a marketing agreement between the Tribune Company and SMO. Total consideration was $10.5 million.

The acquisition of the common shares will be accounted for using the purchase method of accounting for business combinations. The subordinated convertible debt repayment and the marketing services agreement termination shall be accounted for as a reduction in long term debt and deferred revenue, respectively.


Note 9   Effect of SFAS No.133:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended, is effective for financial statements relating to fiscal years beginning after June 15, 2000. The Company expects SFAS No. 133 to have no material effect on its financial statements.


Note 10  Effect of SAB 101:

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides guidance to SEC registrants on the recognition, presentation, and disclosure of revenue in the financial statements. SAB No. 101, is effective for fourth quarters relating to fiscal years beginning after December 15, 1999. The Company expects SAB No. 101 to have no material effect on its financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


FISCAL 2001 COMPARED TO FISCAL 2000

The Company's revenues for the third quarter of fiscal 2001 increased 11.2 percent, compared with the same period in fiscal 2000. The increase in revenues is due to an increase in printed promotions, increases in direct mail marketing programs and the acquisitions of HealthCare Data Corporation and Market Intelligence, Inc., effective June 1, 2000 and September 1, 2000, respectively.

In the US, the Catalina Marketing Network was installed in 15,171 stores on December 31, 2000, which reaches 194 million shoppers each week as compared to 13,020 stores reaching 173 million shoppers each week on December 31, 1999 and 13,516 stores reaching 165 million shoppers each week at March 31, 2000. The Health Resource Network was in 14,349 pharmacies on December 31, 2000, including 7,390 acquired in the purchase of HealthCare Data Corporation on June 1, 2000 as compared to 5,912 pharmacies on December 31, 1999 and 6,671 pharmacies on March 31, 2000. Outside the US, the Catalina Marketing Network was in 2,547 stores on December 31, 2000, which reaches 31 million shoppers each week as compared to 2,476 stores reaching 35 million shoppers each week on December 31, 1999 and 2,587 stores reaching 35 million shoppers each week on March 31, 2000.

During the first nine months of fiscal 2001 the Company installed its Catalina Marketing Network in 1,655 stores in the U.S., net of deinstallations, as compared to 928 stores in the comparable fiscal 2000 period. Store installations in the first nine months of fiscal 2001 in the Catalina Marketing Network included 464 PETsMart stores. The Company also installed its Health Resource Network in 288 pharmacies in the first nine months of fiscal 2001, net of deinstallations, as compared to 2051 stores in the comparable fiscal 2000 period. Outside the U.S., the total number of stores decreased by 23 in the first nine months of fiscal 2001, as a result of increased deinstallations, as compared to 541 installations in the comparable fiscal 2000 period.

Deinstallation activity occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business.

Direct operating expenses consist of retailer fees, paper, data line charges, sales commissions, loyalty and direct marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Network (primarily expenses relating to operations personnel and service offices), and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $44.4 million and $125.4 million for the third quarter and first nine months of fiscal 2001, respectively, from $39.2 million and $104.9 million in the comparable periods of fiscal 2000. Direct operating expenses as a percentage of revenues in the third quarter of fiscal 2001 increased to 40.8 percent from 40.1 percent in the comparable period of fiscal 2000. Direct operating expenses as a percentage of revenues for the nine month period ended December 31, 2000 increased to 41.2 percent from 40.8 percent in the comparable period of fiscal 2000. The increase in direct operating expenses as a percentage of revenues for the third quarter ended December 31, 2000 is principally attributable to increased expenses relating to the administration of the Catalina Marketing network (information technology related costs) and data line charges.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2001 were $25.4 million and $76.8 million, respectively, compared to $22.2 million and $65.5 million for the comparable periods of fiscal 2000, increases of 14.4 percent and 17.3 percent, respectively. As a percentage of revenues, selling, general and administrative expenses increased 70 basis points in the third quarter of fiscal 2001, to 23.4 percent from the comparable period of fiscal 2000. This increase is attributable to increased legal fees and facilities costs including rent expense as the Company moved into its new corporate headquarters during the quarter. For the nine months ended December 31, 2000, selling, general and administrative expenses decreased 30 basis points to 25.2 percent, from 25.5 percent for the comparable period of fiscal 2000.

Depreciation and amortization increased to $11.2 million for the third quarter of fiscal 2001 from $8.9 million for the comparable period in fiscal 2000. Depreciation increased due to increased capital expenditures during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets arising out of the Company's acquisitions.

Interest expense, net and other increased to $1,284,000 for the third quarter of fiscal 2001 from $31,000 for the comparable period in fiscal 2000. This increase is primarily attributable to increased long and short term borrowing balances in the Company and its Asian subsidiary.

The provision for income taxes decreased to $10.0 million, or 38.0 percent of income before income taxes and minority interest, for the third quarter of fiscal 2001, compared to $11.0 million, or 40.2 percent of income before income taxes and minority interest, for the same period in fiscal 2000. The rate decrease is primarily due to the Company's ability to utilize net operating loss carry forwards of a majority owned foreign subsidiary and lower state taxes. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs typically range from $3,000 to $13,000 per store. During the first nine months of fiscal 2001 and 2000, the Company made capital expenditures of $45.5 million and $35.7 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. During the first nine months of fiscal 2001, the Company spent $9.8 million more on store equipment compared to the comparable fiscal 2000 period.

Effective June 1, 2000, the Company, through one of its wholly owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation for $14.2 million, net of cash acquired.

Effective September 1, 2000, the Company acquired 100 percent of the outstanding common shares of Market Intelligence, Inc. for $1.0 million.

On October 24, 2000, the Company acquired 16 patents and 12 patent applications for $17.0 million.

In the first three quarters of fiscal 2001, investments totaling $20.6 million were made, principally representing earnout payments attributable to past acquisitions and minority equity investments.

The Company believes working capital generated by operations along with existing credit facilities are sufficient for its overall capital requirements.


FORWARD LOOKING STATEMENTS

The statements in this Form 10-Q may be forward looking and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods manufacturers for the issuance of certain product coupons, the effect of economic and competitive conditions and seasonal variations, actual promotional activities and programs with the Company's customers, the pace of installation of the Company's store network, the success of new services and businesses and the pace of their implementation, and the Company's ability to maintain favorable client relationships.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

                          PART II - OTHER INFORMATION


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5   EXHIBITS AND REPORTS ON FORM 8-K

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




February 12, 2001.                          CATALINA MARKETING CORPORATION
                                            ------------------------------------
                                                     (Registrant)





                                            /s/ Joseph P. Port
                                            --------------------------------
                                                Joseph P. Port
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Authorized officer of
                                                Registrant and principal
                                                financial officer)