Form 10-K
period 2001-03-31
CATALINA MARKETING CORP/DE
filed 2001-06-22
CIK 883977

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

               FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 1-11008

                         CATALINA MARKETING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                           33-0499007
       (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)          Identification Number)

200 CARILLON PARKWAY, ST. PETERSBURG, FLORIDA        33716-2325
  (Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (727) 579-5000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of April 23, 2001, as reported by the New York Stock Exchange, Inc., was $1,861,829,831. The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of April 23, 2001, was 55,593,605.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Definitive Proxy Statement for 2001 are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Catalina Marketing Corporation ("Catalina Marketing" or the "Company") provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufacturers and retailers. The evolution of the Company's product lines has resulted in a single targeted marketing services organization with interrelated operating groups, which engages consumers to influence their purchase decisions. As of March 31, 2001, the Company employed 1,637 people reporting into 29 offices throughout the United States, Europe and Asia.

TARGETED MARKETING SERVICES

     Catalina Marketing Corporation was founded in 1983 to provide consumers with in-store targeted coupons. Employing data mining technology from the Company's in-store Network (the "Catalina Marketing Network(R)"), Catalina Marketing now offers in-store, online and at-home reach to provide its strategic marketing solutions. These solutions are purchase-based, individually customized communications and promotions for manufacturers and retailers that increase sales through incentives, loyalty programs, sampling and advertising messages. The Company's services enable retailers and manufacturers to impact purchase decisions before, during and after the purchase using a variety of strategic, targeted programs.

     The primary service line of the Catalina Marketing Network is the in-store delivery of incentives at the checkout lane. Catalina Marketing links its proprietary software, computers, central databases and specially designed thermal printers with a retailer's point-of-sale controllers and scanners. The system prints customized promotion certificates at the point of sale based on product Universal Product Codes ("UPC") or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Catalina Marketing contracts with manufacturers and retailers to print promotions and receives a fee for each promotion printed.

     Catalina Marketing enters into agreements with retail chains to install the Catalina Marketing Network in all or selected stores within the chain, either regionally or nationally. Upon installation, the retailer pays a one-time fee for each installation and generally agrees to use the Network in its store for a minimum of five years. Catalina Marketing pays distribution fees to, and exchanges services with the retailer based on the number of manufacturer promotions printed.

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

     Catalina Marketing offers 13 four-week cycles of time on the Catalina Marketing Network each year for more than 650 product categories, such as coffee, baby food and frozen entrees. Exclusive rights to product categories are generally given to the purchasers of specific cycle or cycles in particular product categories, and for national programs, a right of first acceptance to purchase the same cycles in the subsequent year is given to the manufacturer who purchased the earlier cycles.

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

     Retail loyalty marketing services offer targeted direct mail marketing services through Market Logic, Inc. ("Market Logic"), acquired in July 1998, and loyalty card production services through the Company's facilities based in Manasquan, New Jersey (formerly Dynamic Controls, Inc. or DCI acquired in January 1999). Retail loyalty marketing services also provides data collection services, data storage services, data mining services and report processing services through the Company's facilities based in St. Petersburg, Florida.

     Catalina Marketing's core domestic product lines, described above, contributed approximately 74 percent of the Company's revenues in fiscal 2001, 74 percent in fiscal 2000, and 80 percent in fiscal 1999. In the United States as of March 31, 2001, the Catalina Marketing Network was installed in 15,475 retail stores reaching more than 185 million shoppers weekly.

     The international operations of Catalina Marketing provide in-store electronic marketing services for consumers in Europe and Asia. The Company's current presence in Europe is in the United Kingdom, France, and Italy. In Asia, the Company currently operates in Japan. As of March 31, 2001, the Company had installed its network in nearly 2,200 supermarket retailers in Europe, and its weekly shopper reach was approximately 19.8 million. In Asia, where the Company provides outdoor media services, in addition to in-store electronic marketing services, two of the top five general merchandise stores have partnered with Catalina Marketing, including Jusco and Seiyu, for a weekly shopper reach now totaling nearly 9.8 million in 447 retail outlets as of March 31, 2001.

     Developing product lines include the services provided by Health Resource Publishing ("HRP"), SuperMarkets Online ("SMO") and Alliance Research ("ARI"). HRP, formed in fiscal 1995, uses an in-store prescription-based targeting technology to provide direct-to-consumer and targeted information services advertising to pharmacy customers based on their individual pharmacy purchases or other related patient information. The Health Resource(R) newsletter is triggered by the National Drug Code found on all prescription drugs. When a prescription is processed, a customized newsletter with prescription information, therapeutically relevant editorial and product advertising material is printed and handed to the customer along with the prescription. On June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired

HealthCare Data Corporation ("HDC"), a company likewise engaged in direct to consumer and targeted information resources advertising to pharmacy customers. The acquisition of HDC, together with the organic growth of the Health Resource Network, enabled HRP to expand its networks to 12,578 pharmacy outlets as of March 31, 2001.

     SMO, originally tested in fiscal 1996, provides the industry's leading online secure coupon format through its ValuPage(SM) service at www.valupage.com. The ValuPage service was rolled out nationally in January 1998 and makes use of a bar code that, when printed at home and presented at the checkout lane of more than 13,461 participating supermarkets, along with the promoted items, issues redeemable coupons, or "Web Bucks", from in-store printers, which are cash rewards that consumers use to save on their next visit to the store. SMO also offers a ValuPage e-mail service that delivers ValuPage coupons and other consumer packaged goods promotions directly to a shopper's e-mail in-box.

     ARI, acquired in July 1999, provides research products on consumer attitudes. Research has developed a suite of proprietary techniques for attitudinal research through the application of emerging technologies. These technologies include Interactive Voice Response, which allows consumers to respond to surveys via automated telephone services, and VOCALS(R), which digitally records actual voice responses in telephone surveys. On September 1, 2000, the Company acquired Market Intelligence, Inc. ("MI"), an attitudinal research company, to supplement its internal growth plans and strategies. The business operations of MI have been integrated with ARI, the combination in which are referred to herein as "Research."

SALES AND MARKETING

     The Company has a manufacturer sales force and a retail sales and marketing force, both working on providing the Company's targeted marketing services to its customers. The combined manufacturer and retail sale forces provide a coordinated sales approach to each client in order to offer tailored targeted marketing solutions.

     Manufacturer Sales Force. The primary focus of the Company's marketing effort is to attract national consumer packaged goods and prescription medication manufacturers to purchase category cycles. The sales and client service force of Catalina Marketing focus on current and prospective customers, and work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategies and objectives.

     Retail Sales and Marketing Force. Catalina Marketing has two goals for its retail sales and marketing force. The first is to continue expansion of its distribution channel by installing stores and pharmacies in major markets that are not currently part of the Catalina Marketing Network or the Health Resource Network. Expansion of Health Services Marketing is achieved through the addition of new major pharmacy chains. The second is to encourage currently installed retailers to use the Company's full-service retail loyalty marketing services, as well as Network-generated incentives to promote private label brands or high-margin departments.

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

COMPETITION

     Competition in the marketing services business is intense and includes many competitors. Catalina Marketing competes for manufacturers' advertising and consumer promotion budgets with a wide range of media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Within the coupon industry, the Company competes with various traditional coupon delivery methods that are less expensive per delivered coupon, including free-standing inserts ("FSI"), newspapers, direct mail, magazines and in- or on-product packaging, as well as other "in-store" marketing companies that use a variety of coupon, promotion or advertising delivery methods. Catalina Marketing competes for advertising and promotional dollars based on the efficiency of the Catalina Marketing Network, its ability to accurately and effectively target potential customers, the number of shoppers reached, and the general ability to influence consumer buying behavior.

EMPLOYEES

     Catalina Marketing employed 1,637 people as of March 31, 2001, approximately 1,293 which were full-time. No employees are covered by a collective bargaining arrangement. More than 1,450 of the Company's employees are employed in the United States, with approximately 23 percent of the United States employees based in the St. Petersburg, Florida headquarters.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     Catalina Marketing currently holds 159 United States and foreign patents relating to Catalina Marketing products and services and has patent applications pending. These patents provide a competitive advantage; accordingly the Company will vigorously defend its proprietary rights in all appropriate circumstances. While patent position is important, Catalina Marketing believes its ability to market its services to retailers and manufacturers, and to develop new products, will be the major factors affecting its future performance.

     Catalina Marketing also believes that product recognition is an important competitive factor in the electronic marketing and promotion industry. Accordingly, the Company promotes its service marks and trademarks in connection with its product and marketing activities. It also regards certain computer software in the Catalina Marketing Network and each additional service application as proprietary and protects such software, as appropriate through copyrights, trade secret laws, non-disclosure agreements and internal security measures. Such methods may not afford complete protection, and there can be no absolute assurance that others will not independently develop such know-how, concepts or ideas.

ITEM 2.  PROPERTIES

     In November 2000, the Company moved into its new headquarters facility, which includes its principal administrative, marketing, information technology and product development offices, and is located in 142,857 square feet of leased space in St. Petersburg, Florida. The Company leases an additional 24 sales and support offices across the United States, consisting of approximately 212,000 square feet in the aggregate, and four offices for its foreign operations. The Company believes that the new headquarters facility along with the existing sales and support offices are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Catalina Marketing is involved in certain litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought on by others. Additionally, the Company is in the appeals phase in a sales tax case with a state taxing authority. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  A. Market Prices of Stock

     The Company's common stock, par value $0.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "POS." The following table sets forth the high and low closing prices as reported by the NYSE for the Common Stock for the quarters ended as follows:

                                                               HIGH       LOW
                                                              ------     ------
Fiscal 2001:
  March 31, 2001............................................  $36.31     $29.81
  December 31, 2000.........................................   40.00      36.00
  September 30, 2000........................................   44.00      33.88
  June 30, 2000.............................................   36.10      29.50
Fiscal 2000:
  March 31, 2000............................................  $37.83     $27.10
  December 31, 1999.........................................   40.23      27.25
  September 30, 1999........................................   35.63      24.67
  June 30, 1999.............................................   32.48      26.58

Stock prices reflect the effect of the 3-for-1 stock split in Fiscal 2001.

  B. Stockholders

     As of March 31, 2001, there were approximately 755 registered holders of shares of Common Stock.

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

                                                          FISCAL YEAR ENDED MARCH 31,
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Revenues..................................  $417,881   $350,922   $264,783   $217,150   $172,143
  Costs and expenses:
     Direct operating expenses..............   174,237    142,229    110,167     84,191     62,482
     Selling, general and administrative....   106,382     88,247     59,363     56,364     48,379
     Depreciation and amortization..........    43,243     35,175     27,342     23,703     17,939
                                              --------   --------   --------   --------   --------
          Total costs and expenses..........   323,862    265,651    196,872    164,258    128,800
                                              --------   --------   --------   --------   --------
  Income from operations....................    94,019     85,271     67,911     52,892     43,343
  Interest income (expense) and other,
     net....................................    (2,081)      (595)    (2,334)      (963)     1,224
  Provision for income taxes................   (34,945)   (34,041)   (27,969)   (19,058)   (17,880)
  Minority interest in losses of
     subsidiaries...........................     1,142        713         --         --        554
                                              --------   --------   --------   --------   --------
          Net income........................  $ 58,135   $ 51,348   $ 37,608   $ 32,871   $ 27,241
                                              ========   ========   ========   ========   ========
Diluted net income
  Per common share..........................  $   1.00   $    .89   $    .66   $    .58   $    .44
  Diluted weighted average common shares
     outstanding............................    57,919     57,957     57,027     57,078     61,473
Balance sheet data:
  Cash and cash equivalents.................     7,280     13,765     13,942     18,434     13,698
  Property and equipment, net...............   130,425    115,000     87,686     70,513     69,578
  Total assets..............................   388,048    303,752    221,047    157,066    154,696
  Long term debt, including current
     portion................................    38,764     14,144      6,033      1,731      2,566
  Total stockholders' equity................   211,597    141,045    120,933     90,042     96,938
Other data:
  U.S. Checkout Coupon stores installed at
     end of period..........................    15,475     13,516     12,092     11,164     10,745
  International Checkout Coupon stores
     installed at end of period.............     2,617      2,587      1,935      1,372        941
  Health Resource Network pharmacy outlets
     installed at end of period.............    12,578      6,671      3,861      1,920      1,195
  Capital expenditures, net.................    54,190     58,217     39,954     24,250     34,605
  Payment for repurchase of common stock....    15,843     47,603     18,248     50,815      9,467

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Catalina Marketing provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufacturers and retailers. Catalina Marketing delivers strategic marketing solutions for retailers and manufacturers through a variety of product lines. The evolution of the Company's product lines has resulted in a single targeted marketing services organization with interrelated operating groups, which engages consumers to influence purchase decisions. As of March 31, 2001, the Company employed 1,637 people reporting into 29 offices throughout the United States, Europe and Asia.

RESULTS OF OPERATIONS

  Year Ended March 31, 2001 compared to Year Ended March 31, 2000

     Revenues were $417.9 million in fiscal 2001, up 19 percent over revenues of $350.9 million in fiscal 2000. The increase in revenues is due to an increase in promotions printed worldwide, expansion of the Health Resource Network, growth in Checkout Direct(R) programs as well as increases in direct mail marketing and other loyalty programs. Additionally, fiscal 2001 includes revenues from HealthCare Data Corporation and Market Intelligence, acquired in June and September 2000, respectively.

     In the United States, the Catalina Marketing Network was in 15,475 stores at March 31, 2001, which reach approximately 185 million shoppers each week as compared to 13,516 stores reaching approximately 165 million shoppers each week at March 31, 2000. The Health Resource Network was in 12,578 pharmacies on March 31, 2001, including 4,587 acquired in the purchase of HealthCare Data Corporation on June 1, 2000, as compared to 6,671 pharmacies on March 31, 2000. Outside the U.S., the Catalina Marketing Network was in 2,617 stores at March 31, 2001, which reach approximately 30 million shoppers each week as compared to 2,587 stores reaching approximately 35 million shoppers each week at March 31, 2000. In fiscal 2001, the Company installed its Catalina Marketing Network in 1,959 stores (net of deinstallations) in the United States as compared to 1,424 stores in fiscal 2000. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 1,320 pharmacies (net of deinstallations) in fiscal 2001 as compared to 2,810 pharmacies in fiscal 2000. Outside the United States, the Company installed 30 stores (net of deinstallations) in fiscal 2001 as compared to 652 stores (net of deinstallations) in fiscal 2000.

     Direct operating expenses consist of retailer fees, paper, data line charges, sales commissions, loyalty and direct mail marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Network (primarily expenses relating to operations personnel and service offices), and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $174.2 million in fiscal 2001 from $142.2 million in fiscal 2000. Direct operating expenses in fiscal 2001 as a percentage of revenues increased to 41.7 percent from 40.5 percent in fiscal 2000. This increase in fiscal 2001 is principally attributable to increased data line charges, an increased provision for doubtful accounts and increased expenses relating to the administration of the Catalina Marketing Network (information technology related costs), as well as higher operating expenses at Market Logic, offset by lower direct operating expenses in connection with revenue associated with the increase in direct marketing and research programs at Alliance Research and in the newsletter production services at Health Resource Publishing.

     Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses in fiscal 2001 were $106.4 million compared to $88.2 million in fiscal 2000, an increase of 20.6 percent or $18.2 million. As a percentage of revenues, selling, general and administrative expenses increased 0.4 percent in fiscal 2001, to
25.5 percent from 25.1 percent in fiscal 2000. This increase is primarily attributable to increased legal fees initiated by the Company to protect its intellectual properties.

     Depreciation and amortization increased to $43.2 million for fiscal 2001 from $35.2 million for fiscal 2000. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets related to the Company's acquisitions.

     Interest expense and other, net was $2.1 million for fiscal 2001 compared to $0.6 million for fiscal 2000. This increase is primarily attributable to increased long and short term borrowing balances in the Company and its Asian subsidiary.

     The provision for income taxes increased to $34.9 million, or 38.0 percent of income before income taxes and minority interest, for fiscal 2001 compared to $34.0 million, or 40.2 percent of income before income taxes, for fiscal 2000. The rate decrease is primarily due to the Company's ability to utilize net operating loss carry forwards of a wholly owned foreign subsidiary and lower state taxes. The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and various nondeductible expenses, primarily the amortization of goodwill related to the Company's acquisitions.

  Year Ended March 31, 2000 compared to Year Ended March 31, 1999

     Revenues were $350.9 million in fiscal 2000, up 32.5 percent over revenues of $264.8 million in fiscal 1999. The increase in revenues is due to an increase in promotions printed worldwide, growth in Checkout Direct(R) programs as well as increases in direct mail marketing and other loyalty programs. Additionally, fiscal 2000 includes revenues from Alliance Research, acquired in July 1999.

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

     Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses in fiscal 2000 were $88.2 million compared to $59.4 million in fiscal 1999, an increase of 48.7 percent or $28.9 million. As a percentage of revenues, selling, general and administrative expenses increased 2.7 percent in fiscal 2000, to
25.1 percent from 22.4 percent in fiscal 1999. This increase is primarily attributable to advertising and marketing expenses relating to new operating units, developing product lines, and legal fees.

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

     Interest expense and other, net was $0.6 million for fiscal 2000 compared to $2.3 million for fiscal 1999. The decrease in expense is principally attributable to the Company writing off its $3.0 million investment in Intelledge Corporation in the second quarter of fiscal 1999.

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

QUARTERLY RESULTS

     The following table presents certain unaudited quarterly results for the last eight quarters (dollars in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------
                                MAR 31,    DEC 31,    SEPT 30,   JUN 30,   MAR 31,   DEC 31,    SEPT 30,   JUN 30,
                                  2001       2000       2000      2000      2000       1999       1999      1999
                                --------   --------   --------   -------   -------   --------   --------   -------
Revenues......................  $113,360   $108,740   $101,837   $93,944   $93,690   $ 97,790   $86,828    $72,614
Direct operating expenses.....    48,812     44,393     41,775    39,257    37,298     39,226    35,537     30,168
Selling, general and
  administrative..............    29,580     25,406     26,172    25,224    22,759     22,200    23,480     19,808
Depreciation and
  amortization................    11,550     11,240     10,176    10,277     9,549      8,862     8,577      8,187
                                --------   --------   --------   -------   -------   --------   -------    -------
Income from operations........    23,418     27,701     23,714    19,186    24,084     27,502    19,234     14,451
Interest expense and other,
  net.........................       (93)    (1,283)       (42)     (663)     (354)       (31)       (9)      (201)
Provision for income taxes....    (8,865)   (10,039)    (9,001)   (7,040)   (9,540)   (11,043)   (7,728)    (5,730)
Minority interest in losses of
  subsidiaries................        45        446        391       260       223        132       175        183
                                --------   --------   --------   -------   -------   --------   -------    -------
Net income....................  $ 14,505   $ 16,825   $ 15,062   $11,743   $14,413   $ 16,560   $11,672    $ 8,703
                                ========   ========   ========   =======   =======   ========   =======    =======
Diluted net income per common
  share.......................  $    .25   $    .29   $    .26   $   .20   $   .25   $    .29   $   .20    $   .15
Diluted weighted average
  common shares outstanding...    57,584     58,377     58,348    57,480    57,591     57,690    58,098     58,458
U.S. checkout coupon business:
Stores at quarter end.........    15,475     15,171     14,772    14,352    13,516     13,020    12,635     12,257
Net stores installed during
  quarter.....................       304        399        420       839       496        385       378        165
Promotions printed
  (in millions)...............       856        944        778       763       678        781       722        628
Weekly shopper reach at
  quarter end (in millions)...       185        194        183       182       165        173       160        161

     The Company expects its revenues to be greater during periods of higher promotional activity by manufacturers. The pattern of coupon distribution is irregular and may change from period to period depending on many factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers' promotion planning and implementation. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, tend to influence the Company's revenues and profits from period to period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital expenditures are store equipment and third-party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third-party store installation costs range from $3,000 to $13,000 per store. During fiscal 2001 and fiscal 2000, the Company made net capital expenditures of $54.2 million and $58.2 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

     Effective September 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million in initial cash consideration. The terms of the acquisition provide for additional payments of up to $1.0 million, contingent upon the business unit's performance.

     Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation, a company which provides strategic targeted marketing solutions for health-related and pharmaceutical manufacturers and retailers, for $14.2 million in cash, net of cash acquired.

     Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, subject to acceleration provisions and culminating in the first quarter of fiscal 2005, which are contingent upon future operating performance of the business purchased from Alliance Research.

     Effective April 21, 1999, the Company, through one of its wholly-owned subsidiaries, acquired the technology of its Checkout Prizes(R) application by virtue of a merger transaction between the Company and CompuScan. Initial cash consideration was $9.1 million, net of cash acquired. Terms of the merger agreement called for the Company to make a series of additional payments culminating in the fourth quarter of fiscal 2002. Future payments are based on specified future performance of the associated business activity.

     Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls, Inc., which offers card-based loyalty marketing programs for retailers, for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement called for the Company to make a series of payments, concluded in the fourth quarter of fiscal 2001. These payments were based upon specified revenue growth.

     Effective December 30, 1998, the Company purchased from its minority stockholders the remaining ownership of Catalina Marketing of France, Inc. Catalina Marketing of France, Inc. owns substantially all of the outstanding stock of Catalina Marketing de France, S.A., the French operating company. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments, culminating in the fourth quarter of fiscal 2002, which are contingent upon the future operating performance of Catalina Marketing de France, S.A.

     Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing company that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.7 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of annual payments, culminating in the first quarter of fiscal 2003 and subject to acceleration provisions, which are contingent upon the future operating performance of Market Logic.

     On January 4, 2001, the Company entered into an agreement with the Tribune Company, a minority equity investor in Supermarkets Online Holdings, Inc. ("Holdco"), the parent company of Supermarkets Online, Inc. ("SMO"), the Company's internet-based marketing and advertising subsidiary. As a part of this agreement, the Company acquired all of the Holdco common shares held by the Tribune Company, repaid a subordinated convertible note, and terminated a marketing agreement between the Tribune Company and SMO. Total consideration was $10.5 million. The acquisition of the common shares was accounted for using the purchase method of accounting for business combinations. The subordinated convertible debt repayment and the marketing services agreement termination has been accounted for as a reduction in long term debt and deferred revenue, respectively (see Note 4).

     On October 24, 2000, the Company acquired a total of 16 US patents and 12 pending U.S. patent applications together with all foreign rights related to the inventions encompassed by the original patents and patent applications. The purchase price of these patents and patent applications of $17.0 million is being amortized on a straight-line basis over the remaining useful lives of the assets ranging from 9 to 14 years.

     Additionally, during fiscal 2000 and 2001, investments were made totaling $23.0 million and $28.9 million, respectively, principally representing earnout payments attributable to the aforementioned acquisitions and minority equity investments.

     On October 25, 1999, the Board of Directors approved an additional $50 million to buy back Company Common Stock (the "1999 authorization"). As of March 31, 2000, $45.9 million was still available under this authorization. During fiscal 2001, the Company purchased 497,200 shares of its Common Stock for $15.8 million. As of March 31, 2001, the Company may repurchase $30.1 million of the Company's common stock under the 1999 authorization.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   13
Consolidated Income Statements, Years ended March 31, 2001,
  2000 and 1999.............................................   14
Consolidated Balance Sheets at March 31, 2001 and 2000......   15
Consolidated Statements of Stockholders' Equity, Years ended
  March 31, 2001, 2000 and 1999.............................   16
Consolidated Statements of Cash Flows, Years ended March 31,
  2001, 2000 and 1999.......................................   17
Notes to the Consolidated Financial Statements..............   18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Catalina Marketing Corporation:

     We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN, LLP

Tampa, Florida
April 19, 2001

                         CATALINA MARKETING CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues....................................................  $417,881   $350,922   $264,783
Costs and Expenses:
  Direct operating expenses.................................   174,237    142,229    110,167
  Selling, general and administrative.......................   106,382     88,247     59,363
  Depreciation and amortization.............................    43,243     35,175     27,342
                                                              --------   --------   --------
          Total costs and expenses..........................   323,862    265,651    196,872
                                                              --------   --------   --------
Income From Operations......................................    94,019     85,271     67,911
Interest Expense and Other, net.............................    (2,081)      (595)    (2,334)
                                                              --------   --------   --------
Income Before Income Taxes and Minority Interest............    91,938     84,676     65,577
Provision for Income Taxes..................................   (34,945)   (34,041)   (27,969)
Minority Interest in Losses of Subsidiaries.................     1,142        713         --
                                                              --------   --------   --------
          Net Income........................................  $ 58,135   $ 51,348   $ 37,608
                                                              ========   ========   ========
Diluted:
  Net Income Per Common Share...............................  $   1.00   $    .89   $    .66
  Weighted Average Common Shares Outstanding................    57,919     57,957     57,027
Basic:
  Net Income Per Common Share...............................  $   1.04   $    .92   $    .68
  Weighted Average Common Shares Outstanding................    55,767     55,611     55,503

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   7,280   $  13,765
  Accounts receivable, net..................................     72,996      59,261
  Inventory.................................................      5,222       4,558
  Deferred tax asset........................................      7,893      10,463
  Prepaid expenses and other current assets.................     24,637      27,325
                                                              ---------   ---------
          Total current assets..............................    118,028     115,372
                                                              ---------   ---------
Property and equipment:
  Store equipment...........................................    193,684     177,944
  Furniture and office equipment............................     75,418      55,243
  Billboards................................................     18,094      17,396
  Leasehold improvements....................................      5,758       4,633
                                                              ---------   ---------
                                                                292,954     255,216
  Less: accumulated depreciation............................   (162,529)   (140,216)
                                                              ---------   ---------
          Property and equipment, net.......................    130,425     115,000
Purchased intangible assets, net............................    135,643      70,400
Other assets................................................      3,952       2,980
                                                              ---------   ---------
          Total Assets......................................  $ 388,048   $ 303,752
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  18,437   $  17,862
  Taxes payable.............................................      4,259       3,698
  Accrued expenses..........................................     57,585      50,788
  Deferred revenue..........................................     32,924      40,444
  Short term borrowings.....................................     15,219      29,493
                                                              ---------   ---------
          Total current liabilities.........................    128,424     142,285
                                                              ---------   ---------
Deferred tax liability......................................      8,968       8,380
Minority interest...........................................        295       1,228
Long term debt..............................................     38,764      10,814
Commitments and contingencies
Stockholders' Equity:
  Preferred stock; $.01 par value; 5,000,000 authorized
     shares; none issued and outstanding....................         --          --
  Common stock; $.01 par value; 150,000,000 authorized
     shares; 55,548,864 and 54,602,457 shares issued and
     outstanding at March 31, 2001 and 2000, respectively...        555         546
  Paid-in capital...........................................     14,441         897
  Accumulated other comprehensive income (loss).............     (1,050)         86
  Retained earnings.........................................    197,651     139,516
                                                              ---------   ---------
          Total Stockholders' equity........................    211,597     141,045
                                                              ---------   ---------
          Total Liabilities and Stockholders' equity........  $ 388,048   $ 303,752
                                                              =========   =========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          ACCUMULATED
                                                                     PAR                     OTHER
                                                                   VALUE OF              COMPREHENSIVE                  TOTAL
                                                   COMPREHENSIVE    COMMON    PAID-IN       INCOME       RETAINED   STOCKHOLDERS'
                                                      INCOME        STOCK     CAPITAL       (LOSS)       EARNINGS      EQUITY
                                                   -------------   --------   --------   -------------   --------   -------------
BALANCE AT MARCH 31, 1998........................                    $552     $    317      $  (135)     $ 89,308     $ 90,042
  Proceeds from issuance of 1,144,155 shares of
    common stock.................................          --          11        4,392           --            --        4,403
  Amortization of option-related compensation....          --          --          182           --            --          182
  Tax benefit from exercise of non-qualified
    stock options and disqualified
    dispositions.................................          --          --        5,792           --            --        5,792
  Repurchase, retirement and cancellation of
    1,113,300 common shares......................          --         (11)     (10,408)          --        (7,829)     (18,248)
  Deferred compensation plan common stock units
    and Directors' common stock grants...........          --          --          176           --            --          176
  Net income.....................................     $37,608          --           --           --        37,608       37,608
  Other comprehensive income.....................         978          --           --          978            --          978
                                                      -------
  Comprehensive income...........................     $38,586          --           --           --            --           --
                                                                     ----     --------      -------      --------     --------
BALANCE AT MARCH 31, 1999........................                    $552     $    451      $   843      $119,087     $120,933
                                                                     ====     ========      =======      ========     ========
  Proceeds from issuance of 1,168,143 shares of
    common stock.................................          --          11        8,604           --            --        8,615
  Increase in investment in subsidiary, net of
    tax..........................................          --          --        2,241           --            --        2,241
  Tax benefit from exercise of non-qualified
    stock options and disqualified
    dispositions.................................          --          --        6,071           --            --        6,071
  Repurchase, retirement and cancellation of
    1,614,000 common shares......................          --         (17)     (16,667)          --       (30,919)     (47,603)
  Deferred compensation plan common stock units
    and Directors' common stock grants...........          --          --          197           --            --          197
  Net income.....................................     $51,348          --           --           --        51,348       51,348
  Other comprehensive loss.......................        (757)         --           --         (757)           --         (757)
                                                      -------
  Comprehensive income...........................     $50,591          --           --           --            --           --
                                                                     ----     --------      -------      --------     --------
BALANCE AT MARCH 31, 2000........................                    $546     $    897      $    86      $139,516     $141,045
                                                                     ====     ========      =======      ========     ========
  Proceeds from issuance of 1,601,504 shares of
    common stock.................................          --          15       21,506           --            --       21,521
  Increase in investment in subsidiary, net of
    tax..........................................          --          --        1,943           --            --        1,943
  Tax benefit from exercise of non-qualified
    stock options and disqualified
    dispositions.................................          --          --        6,506           --            --        6,506
  Repurchase, retirement and cancellation of
    497,200 common shares........................          --          (5)     (15,838)          --            --      (15,843)
  Deferred compensation plan common stock units
    and Directors' common stock grants...........          --          (1)        (573)          --            --         (574)
  Net income.....................................     $58,135          --           --           --        58,135       58,135
  Other comprehensive loss.......................      (1,136)         --           --       (1,136)           --       (1,136)
                                                      -------
  Comprehensive income...........................     $56,999          --           --           --            --           --
                                                                     ----     --------      -------      --------     --------
BALANCE AT MARCH 31, 2001........................                    $555     $ 14,439      $(1,050)     $197,651     $211,597
                                                                     ====     ========      =======      ========     ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
Cash Flows from Operating Activities:
  Net income................................................  $  58,135   $ 51,348   $ 37,608
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Minority interest......................................     (1,142)      (713)        --
     Depreciation and amortization..........................     43,243     35,175     27,404
     Provision for doubtful accounts........................      1,027      1,304      1,085
     Deferred income taxes..................................      5,403      1,310      1,707
     Other..................................................     (5,602)       197      3,173
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Tax benefit from exercise of non-qualified stock
       options and disqualified dispositions................      7,931      6,071      5,792
     Accounts receivable....................................    (14,573)   (15,721)   (23,503)
     Inventory, prepaid expenses and other assets...........        630     (2,733)   (12,003)
     Accounts payable.......................................        392      2,451      5,379
     Taxes payable..........................................      2,195      1,572        (57)
     Accrued expenses.......................................      2,729      6,817      5,303
     Deferred revenue.......................................     (6,459)    12,074      4,973
                                                              ---------   --------   --------
          Net cash provided by operating activities.........     93,909     99,152     56,861
                                                              ---------   --------   --------
Cash Flows from Investing Activities:
  Capital expenditures, net.................................    (54,190)   (58,217)   (39,954)
  Purchase of investments, net of cash acquired.............    (71,640)   (38,870)    (8,982)
                                                              ---------   --------   --------
          Net cash used in investing activities.............   (125,830)   (97,087)   (48,936)
                                                              ---------   --------   --------
Cash Flows From Financing Activities:
  Proceeds from debt obligations............................     33,235     46,847     23,585
  Principal payments on debt obligations....................    (15,678)   (16,517)   (22,326)
  Proceeds from issuance of common and subsidiary stock.....     23,808     14,442      4,526
  Payment for repurchase of company common stock............    (15,843)   (47,603)   (18,248)
                                                              ---------   --------   --------
          Net cash provided by (used in) financing
            activities......................................     25,522     (2,831)   (12,463)
                                                              ---------   --------   --------
Net Change in Cash and Cash Equivalents.....................     (6,399)      (766)    (4,538)
Effect of Exchange Rate Changes on Cash.....................        (86)       589         46
Cash and Cash Equivalents, at beginning of year.............     13,765     13,942     18,434
                                                              ---------   --------   --------
Cash and Cash Equivalents, at end of year...................  $   7,280   $ 13,765   $ 13,942
                                                              =========   ========   ========
Supplemental Schedule of Other Transactions:
Cash paid during the year for:
  Interest..................................................  $   2,679   $    862   $    207
  Income taxes..............................................  $  22,567   $ 19,932   $ 22,702

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following summarizes the significant accounting and financial policies of Catalina Marketing Corporation and Subsidiaries (the "Company") which have been followed in preparing the accompanying consolidated financial statements.

     Description of the Business. The Company provides targeted marketing services. Through its proprietary network, the Company provides consumer and pharmaceutical product manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. Additionally, a majority-owned subsidiary of the Company operates an outdoor media business in Asia. As of March 31, 2001, the Company's network was installed in 15,475 retail stores and 12,578 pharmacies throughout the United States and 2,617 retail stores throughout the United Kingdom, France, Italy and Japan.

     Principles of Consolidation and Preparation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates.

     The accounts of the wholly-owned and majority-owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year-end. The Company's investments in non-majority owned companies were accounted for using the cost method.

     Fair Value of Financial Instruments. The book value of all financial instruments approximates their fair value.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at their fair market values.

     Allowance for Doubtful Accounts. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 2001 and 2000, the allowance for doubtful accounts was $2,433,000 and $1,414,000, respectively.

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

     Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries' year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss).

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

     Net Income Per Common Share. The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying consolidated financial statements as restated for the Company's three-for-one stock split (see Note 12) (in thousands):

                                                                     MARCH 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Basic weighted average common shares outstanding............  55,767   55,611   55,503
Dilutive effect of options outstanding......................   2,152    2,346    1,524
                                                              ------   ------   ------
Diluted weighted average common shares outstanding..........  57,919   57,957   57,027
                                                              ======   ======   ======

     As of March 31, 2001, all outstanding common stock options were included in the computation of diluted EPS. As of March 31, 2000, options to purchase 90,900 shares of common stock at a price of $35.63 were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. As of March 31, 1999, options to purchase 3,485,400 shares of common stock at prices ranging from $20.54 to $22.00 were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was grater than the average market price of the common stock.

     Reclassifications. Certain reclassifications to the fiscal year 2000 consolidated financial statements have been made to conform with the current year's presentation.

NOTE 2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Prepaid billboard rental....................................  $10,239   $ 9,353
Investments in deferred compensation plan (see Note 8)......    9,053    10,343
Prepaid marketing costs.....................................       26     2,139
Other.......................................................    5,319     5,490
                                                              -------   -------
          Total prepaid expenses and other current assets...  $24,637   $27,325
                                                              =======   =======

                         CATALINA MARKETING CORPORATION

     Purchased intangible assets, net include (dollars in thousands):

                                                                            MARCH 31,
                                                                        ------------------
                                                          USEFUL LIFE     2001      2000
                                                          -----------   --------   -------
                                                          (IN YEARS)
Patent license and retailer relationships in the United
  Kingdom...............................................        20      $ 12,691   $12,691
Goodwill................................................     10-40       108,803    54,913
Purchased patents.......................................      7-19        25,578     8,478
Accumulated amortization................................                 (11,429)   (5,682)
                                                                        --------   -------
          Purchased intangible assets, net..............                $135,643   $70,400
                                                                        ========   =======

     Accrued expenses include (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Payroll related.............................................  $15,462   $11,127
Deferred compensation plan..................................    9,080    10,353
Sales commissions...........................................    3,630     4,546
Payments to acquired companies..............................   15,652    12,083
Accrued operating expenses..................................    5,482     4,083
Other.......................................................    8,279     8,596
                                                              -------   -------
          Total accrued expenses............................  $57,585   $50,788
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

                         CATALINA MARKETING CORPORATION

     Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Deferred Tax Assets:
  Payroll related...........................................  $ 3,490   $ 3,813
  Deferred revenue..........................................    4,224     6,364
  Provision for doubtful accounts...........................      905       508
  Accrued expenses..........................................    3,312     3,337
  Net operating loss carry-forwards.........................    2,111     3,252
  Unconsolidated equity investments.........................      890       883
  Other.....................................................      291       157
                                                              -------   -------
                                                               15,223    18,314
  Valuation allowance.......................................   (1,494)   (2,173)
                                                              -------   -------
          Net deferred tax asset............................  $13,729   $16,141
                                                              =======   =======
Deferred Tax Liabilities:
  Depreciation and amortization.............................  $10,205   $ 8,273
  Prepaid expenses..........................................    3,716     3,938
  Investment in consolidated subsidiary.....................       --     1,426
  Other.....................................................      883       421
                                                              -------   -------
                                                               14,804    14,058
                                                              -------   -------
          Net deferred tax (liability) asset................  $(1,075)  $ 2,083
                                                              =======   =======

     The net decrease in the valuation allowance of $679,000 during fiscal 2001 was primarily due to the utilization of a portion of the foreign net operating loss ("NOL") carry-forwards. A remaining valuation allowance of $1,494,000 exists as it is more likely than not that deferred tax assets generated by certain foreign subsidiaries and losses of unconsolidated equity investments will not be realized.

     As of March 31, 2001, the Company had cumulative US federal taxable NOL carry-forwards of $2,884,000, which expire between 2010 and 2015. These NOLs were acquired through various Company acquisitions. In addition, various foreign subsidiaries of the Company had aggregate foreign taxable NOL carry-forwards of $7,050,000. Approximately $735,000 of the foreign NOLs can be carried forward indefinitely, while the remaining $6,315,000 may expire between 2004 and 2006. Approximately $4,050,000 of the foreign pre-tax losses represented by NOLs has already been deducted as a flow-through item in the consolidated U.S. Federal income tax return.

                         CATALINA MARKETING CORPORATION

     The provision for income taxes consisted of the following (in thousands):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             2001      2000      1999
                                                            -------   -------   -------
Current taxes:
  Federal.................................................  $26,761   $28,085   $22,865
  State...................................................    2,736     4,291     3,016
  Foreign.................................................       45       355       381
                                                            -------   -------   -------
                                                             29,542    32,731    26,262
                                                            -------   -------   -------
Deferred taxes:
  Federal.................................................    3,463     2,055     1,423
  State...................................................      390       235       131
  Foreign.................................................    1,550      (980)      153
                                                            -------   -------   -------
                                                              5,403     1,310     1,707
                                                            -------   -------   -------
          Provision for income taxes......................  $34,945   $34,041   $27,969
                                                            =======   =======   =======

     The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company's provision for income taxes is as follows (dollars in thousands):

                                                                     MARCH 31,
                                                            ---------------------------
                                                             2001      2000      1999
                                                            -------   -------   -------
Federal statutory rate....................................       35%       35%       35%
Expected federal statutory tax............................  $32,178   $29,637   $22,952
State and foreign income taxes, net of federal benefit....    3,998     4,394     2,495
Effect of foreign subsidiary losses and their tax rates...   (1,997)     (786)      753
Amortization of goodwill..................................    1,652     1,000       366
Loss on unconsolidated equity investment..................       --      (732)    1,050
Other.....................................................     (886)      528       353
                                                            -------   -------   -------
          Provision for income taxes......................  $34,945   $34,041   $27,969
                                                            =======   =======   =======

NOTE 4.  SHORT TERM BORROWINGS AND LONG TERM DEBT

     The Company's short term borrowings and long term debt consisted of the following (dollars in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Credit Agreement, variable interest rates...................  $30,000   $15,000
Short term borrowings with several Japanese banks and
  financing agents, interest from 1.66% to 3.35% as of March
  31 (payable in yen).......................................   15,219    11,163
Long term debt with several Japanese banks, interest from
  2.63% to 6.38% as of March 31, maturing through July 2005
  (payable in yen)..........................................    8,764    12,744
Subordinated convertible note with The Tribune Company,
  interest at 4.5% per annum................................       --     1,400
                                                              -------   -------
Total debt obligations......................................   53,983    40,307
          Less -- short term borrowings.....................   15,219    29,493
                                                              -------   -------
          Total long term debt..............................  $38,764   $10,814
                                                              =======   =======

                         CATALINA MARKETING CORPORATION

     Maturities of long term debt are as follows as of March 31, 2001 (in thousands):

                                                              AMOUNT
                                                              -------
2003........................................................  $ 4,014
2004........................................................   33,051
2005........................................................    1,353
2006........................................................      346
Thereafter..................................................       --
                                                              -------
                                                              $38,764
                                                              =======

     Certain debt held by the Company's Japan subsidiary is guaranteed by certain minority shareholders.

     On September 25, 2000, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of commercial banks including Bank One, NA as the Administrative Agent (Bank One), First Union National Bank as the Syndication Agent and Wachovia Bank, NA as the Documentation Agent.

     The Credit Agreement provides for a revolving loan credit facility of up to $150 million in favor of the Company. The termination date of the revolving loan credit facility is September 25, 2003.

     Borrowings under the Credit Agreement accrue interest at rates based upon either (i) the British Bankers' Association Interest Settlement Rate (Eurodollar
Rate) plus an applicable margin ranging from 50 to 87.5 basis points, or (ii) the higher of 50 basis points over the Federal Funds Rate or Bank One's prime rate of interest. The average interest rate for fiscal 2001 and the year end rate as of March 31, 2001 were 7.08% and 5.99%, respectively. In addition, the Credit Agreement provides for unused facilities fees to accrue at a range of 15 to 22.5 basis points per annum multiplied by the unused portions of the revolving credit and line of credit facilities. The Credit Agreement is guaranteed by several Company subsidiaries and contains certain financial covenants and other terms and conditions. As of March 31, 2001, the Company was in compliance with all such financial covenants.

     As of March 31, 2000, the Company's borrowings were outstanding under a credit agreement with a syndicate of commercial banks led by Nationsbank, NA ("Nationsbank Agreement"). Availability under the Nationsbank Agreement aggregated to $150 million. The average interest rate for fiscal 2000 and the year-end rate as of March 31, 2000 were 6.42% and 6.48%, respectively. The Nationsbank Agreement expired on September 25, 2000.

     Effective April 5, 1999, the Tribune Company ("Tribune"), an unrelated entity, made an investment in SuperMarkets Online Holdings, Inc. ("Holdco"), a majority owned subsidiary of the Company. In addition to this equity investment, SuperMarkets Online, Inc. ("SMO"), Holdco's majority owned subsidiary, borrowed $1.4 million from Tribune in exchange for a subordinated convertible note bearing interest at a rate of 4.5 percent per annum. This long term debt obligation was convertible into 500,000 shares of SMO common stock upon certain occurrences including automatic conversion in the event of a qualified public offering in which the aggregate price paid for the common stock offered is at least $25 million. This investment by the Tribune was reacquired by the Company in fiscal 2001 (see Note 10).

     Interest expense was $2,192,000, $1,294,000, and $651,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Rental expense under operating leases was $5,732,000, $4,756,000, and $2,941,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year (the longest of which expires in 2009) as of March 31, 2001,

                         CATALINA MARKETING CORPORATION
are as follows: $5,384,000 in 2002, $4,273,000 in 2003, $3,076,000 in 2004,
$2,435,000 in 2005, $22,083,000 in 2006 and $1,969,000 thereafter.

     As of October 21, 1999, the Company entered into a lease financing agreement ("Lease Agreement") for a new corporate headquarters building in St. Petersburg, Florida. The operating lease term runs through September 2005. The Company has the option to extend the lease term for up to three, five year renewal periods, subject to certain conditions. The Lease Agreement includes a purchase option for the Company that approximates the original cost of the building. The Company occupied the new corporate headquarters building and began making lease payments in November 2000. The present value of the future minimum lease payments for the new facility (included above) based on interest rates as of March 31, 2001, are as follows: $1,686,000 in 2002, $1,595,000 in 2003,
$1,508,000 in 2004, $1,426,000 in 2005, $21,394,000 in 2006.

     The Company is involved in certain litigation arising out of the Company's business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought by others. Additionally, the Company is in the appeals phase in a sales tax case with a state taxing authority. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial statements.

NOTE 6.  STOCK-BASED COMPENSATION PLANS

     The Company had a stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"), which expired on April 26, 1999 and was replaced with the 1999 Incentive Stock Option Plan (the "1999 Plan"); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the "Grant Plan"); and an employee stock purchase plan, the Employee Payroll Deduction Stock Purchase Plan (the "Purchase Plan").

     1989 Incentive Stock Option Plan. The 1989 Plan was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 17,250,000 shares of the Company's common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 15,940,327 shares were granted, net of cancellations, under the 1989 Plan, of which options to purchase 5,605,693 shares were outstanding on March 31, 2001.

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

     1999 Incentive Stock Option Plan. The 1999 Plan was approved by the Board of Directors in April 1999 and, approved by the stockholders in July 1999. Pursuant to the 1999 Plan, 4,800,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Options to purchase an aggregate of 3,536,576 shares have been granted, net of cancellations, under the 1999 Plan, of which options to purchase 3,337,196 shares were outstanding on March 31, 2001.

     The 1999 Plan provides for grants of ISOs to employees (including employee directors). Options granted under the 1999 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally have terms of up to ten years. Certain options under the 1999 Plan, which have been granted to certain executives of the Company, vest after 8 years and provide for accelerated vesting based upon the Company reaching specified

                         CATALINA MARKETING CORPORATION
earnings per share targets. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the shares on the date of grant.

     Aggregate Stock Option Activity. As of March 31, 2001, options to purchase an aggregate of 10,534,014 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 8,942,889 shares were outstanding; and 1,263,424 shares remained available for future grants under the 1999 Plan. Of the options outstanding at March 31, 2001 and at March 31, 2000, options to purchase 2,494,183 and 1,169,514 shares respectively, were immediately exercisable, with weighted average exercise prices of $35.64 and $12.82, respectively.

     Stock option activity for the years ended March 31, 1999, 2000 and 2001 is as follows:

                                                                             WEIGHTED
                                                                NUMBER        AVERAGE
                                                              OF SHARES    OPTION PRICES
                                                              ----------   -------------
Options outstanding at March 31, 1998.......................   5,126,910      $10.14
Option activity:
  Granted...................................................   4,722,420       20.69
  Exercised.................................................  (1,551,489)       7.91
  Canceled or expired.......................................    (464,376)      11.43
                                                              ----------      ------
Options outstanding at March 31, 1999.......................   7,833,465       16.87
                                                              ----------      ------
Option activity:
  Granted...................................................   1,588,602       29.25
  Exercised.................................................  (1,233,960)      10.47
  Canceled or expired.......................................    (183,033)      19.16
                                                              ----------      ------
Options outstanding at March 31, 2000.......................   8,005,074       20.26
                                                              ----------      ------
Option activity:
  Granted...................................................   3,065,038       33.13
  Exercised.................................................  (1,377,900)      16.55
  Canceled or expired.......................................    (749,323)      24.34
                                                              ----------      ------
Options outstanding at March 31, 2001.......................   8,942,889      $24.90
                                                              ==========      ======

     1992 Director Stock Grant Plan. The Grant Plan provides for grants of common stock to non-employee board members. A total of 300,000 shares of the Company's common stock was authorized for issuance under this plan. As of March 31, 2001, 109,596 shares have been granted, net of cancellations leaving 190,404 shares available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably in annual installments over each director's remaining term as a director.

     Employee Stock Purchase Plan. In July 1994, the Purchase Plan was adopted by the Board of Directors and approved by the stockholders. Pursuant to the Purchase Plan, 900,000 shares of the Company's common stock were reserved for issuance. For the years ended March 31, 2001, 2000 and 1999, 59,102, 56,874, and 73,548 shares at a weighted average fair value of $34.09, $26.64, and $16.11 respectively, were issued to employees. Total shares available for future grant total 439,276 as of March 31, 2001.

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

                         CATALINA MARKETING CORPORATION

     The Company accounts for the option, stock grant and stock purchase plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which $293,708, $187,818, and $155,366 for the years ended March 31, 2001, 2000 and 1999, respectively, in compensation expense has been recognized. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) for disclosure purposes. For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1999: risk-free interest rates ranging from 4.43 to 5.65 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five to eight years; and expected volatility of 39.99 percent. The assumptions used for grants in fiscal 2000 are: risk-free interest rates ranging from 5.17 to 6.76 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years to eight years; and expected volatility of 42.17 percent. The assumptions used for grants in fiscal 2001 are: risk-free interest rates ranging from 5.13 to
6.23 percent depending on the date of grant; expected dividend yield of zero percent; expected life of nine years; and expected volatility of 41.67 percent. The fair values of options granted in fiscal 2001, 2000 and 1999 are $54,139,392, $18,999,941, and $37,193,274 respectively, which would be amortized as compensation over the vesting period of the options.

                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                  --------------------------------------                      ---------------------------------
                   OUTSTANDING       WEIGHTED AVERAGE                          EXERCISABLE
   RANGE OF           AS OF        REMAINING CONTRACTUAL   WEIGHTED AVERAGE       AS OF        WEIGHTED AVERAGE
EXERCISE PRICES   MARCH 31, 2001      LIFE (IN YEARS)       EXERCISE PRICE    MARCH 31, 2001    EXERCISE PRICE
---------------   --------------   ---------------------   ----------------   --------------   ----------------
 $0.00- $8.00          20,200               0.1                 $ 7.71             20,200           $ 7.71
 $8.01-$16.00         904,227               1.2                  11.14            631,884            11.10
$16.01-$25.00       4,125,689               6.6                  21.03          1,627,933            20.75
$25.01-$33.00       3,296,673               9.0                  31.77            201,086            29.88
$33.01-$41.00         596,100               9.2                  35.11             13,080            35.63
                    ---------                                                   ---------
                    8,942,889                                                   2,494,183
                    =========                                                   =========

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                       MARCH 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Net Income:
  As Reported...............................................  $58,135   $51,348   $37,608
  Pro Forma.................................................   46,013    35,880    31,517
Basic EPS:
  As Reported...............................................     1.04       .92       .68
  Pro Forma.................................................      .83       .65       .57
Diluted EPS:
  As Reported...............................................     1.00       .89       .66
  Pro Forma.................................................      .79       .62       .55

     Pro forma amounts include approximately $525,000, $396,000, and $303,000 related to the purchase discount offered under the Purchase Plan for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 7.  STOCKHOLDER PROTECTION PLAN

     The Company has adopted a Stockholder Protection Plan. To implement this plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights

                         CATALINA MARKETING CORPORATION
will be exercisable for fractions of a share of the Company's Series X Junior Participating Preferred Stock only if a person or group acquires 15 percent or more of the Company's common stock or announces or commences a tender offer for 15 percent or more of the common stock, except for certain instances defined in the Stockholder Protection Plan.

NOTE 8.  SAVINGS PLANS

     The Company maintains a 401(k) Savings Plan. The Company's contributions during the years ended March 31, 2001, 2000 and 1999 were $1,002,000, $1,047,000 and $840,000 respectively.

     The Company maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is designed to permit select employees and directors of the Company to defer a portion of their compensation. The Deferred Compensation Plan allows participants to elect deferral of certain types of compensation, including directors fees, stock grants under the Grant Plan and shares issuable upon the exercise of stock options, into stock units in the Deferred Compensation Plan each of which represents a share of Company common stock, and creates the Catalina Marketing Corporation Deferred Compensation Trust (the "Trust"). Amounts deposited in stock unit accounts are distributed in the form of shares of Company common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

     The investment in the Deferred Compensation Plan and related liability are included in prepaid expenses and other current assets and accrued expenses in the Company's consolidated balance sheets, respectively. The Company determined all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during the years ended March 31, 2001, 2000 and 1999 were not significant. Stock units are initially recorded at fair value.

NOTE 9.  SEGMENT INFORMATION

     The Company operates through individual operating units which share similar economic characteristics, customers, distribution channels, products and services and production processes. As a result, the Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company's accounting policies for segments are the same as those described in Note 1. Management evaluates segment performance based on net income/(loss). The Company's results of operations do not include revenue from internal sources in the amounts of $18,953,000, $2,163,000 and $3,026,000 during the years ended March 31, 2001, 2000, and 1999, respectively. Revenue from internal sources is wholly eliminated in the presentation of consolidated results.

     Revenue and long-lived assets by geographic area are as follows:

                                                         FOR THE FISCAL YEAR ENDED MARCH 31,
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ----------
Revenue from external customers
  United States........................................   $361,787     $298,650     $228,806
  Foreign..............................................     56,094       52,272       35,977
Long lived assets
  United States........................................   $107,856     $ 88,738     $ 68,932
  Foreign..............................................     25,108       29,242       21,130

                         CATALINA MARKETING CORPORATION

NOTE 10.  ACQUISITIONS AND OTHER

     Effective September 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million in initial cash consideration. The terms of the acquisition provide for additional payments of up to $1.0 million, contingent upon the business unit's performance.

     Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation, a company which provides strategic targeted marketing solutions for health-related and pharmaceutical manufacturers and retailers, for $14.2 million in cash, net of cash acquired.

     Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement call for the Company to make a series of payments, subject to acceleration provisions and culminating in the first quarter of fiscal 2005, which are contingent upon future operating performance of the business purchased from Alliance Research.

     Effective April 21, 1999, the Company, through one of its wholly-owned subsidiaries, acquired the technology of its Checkout Prizes(R) application by virtue of a merger transaction between the Company and CompuScan. Initial cash consideration was $9.1 million, net of cash acquired. Terms of the merger agreement called for the Company to make a series of additional payments culminating in the fourth quarter of fiscal 2002. Future payments are based on specified future performance of the associated business activity.

     Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls, Inc., which offers card-based loyalty marketing programs for retailers, for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement called for the Company to make a series of payments, concluded in the fourth quarter of fiscal 2001. These payments were based upon specified revenue growth.

     Effective December 30, 1998, the Company purchased from its minority stockholders the remaining ownership of Catalina Marketing of France, Inc. Catalina Marketing of France, Inc. owns substantially all of the outstanding stock of Catalina Marketing de France, S.A., the French operating company. Terms of the purchase agreement call for the Company to make an initial down payment and a series of payments, culminating in the fourth quarter of fiscal 2002, which are contingent upon the future operating performance of Catalina Marketing de France, S.A.

     Effective July 13, 1998, the Company acquired 100 percent of the outstanding common shares of Market Logic, a full service targeted marketing company that specializes in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $1.7 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement call for the Company to make a series of annual payments, culminating in the first quarter of fiscal 2003 and subject to acceleration provisions, which are contingent upon the future operating performance of Market Logic.

     The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 2001, 2000, and 1999 consolidated financial statements since the date of such acquisition. The additional consideration paid or accrued under the earnout provisions of the transactions referenced above totaled $44.0 million and $22.2 million for the years ended March 31, 2001 and 2000, respectively.

     On January 4, 2001, the Company entered into an agreement with the Tribune Company, a minority equity investor in Supermarkets Online Holdings, Inc. ("Holdco"), the parent company of Supermarkets Online, Inc. ("SMO"), the Company's internet-based marketing and advertising subsidiary. As a part of this agreement, the Company acquired all of the Holdco common shares held by the Tribune Company, repaid a

                         CATALINA MARKETING CORPORATION
subordinated convertible note, and terminated a marketing agreement between the Tribune Company and SMO. Total consideration was $10.5 million. The acquisition of the common shares was accounted for using the purchase method of accounting for business combinations. The subordinated convertible debt repayment and the marketing services agreement termination has been accounted for as a reduction in long term debt and deferred revenue, respectively (see Note 4).

     On October 24, 2000, the Company acquired a total of 16 US patents and 12 pending U.S. patent applications together with all foreign rights related to the inventions encompassed by the original patents and patent applications. The purchase price of these patents and patent applications of $17.0 million is being amortized on a straight-line basis over the remaining useful lives of the assets ranging from 9 to 14 years.

NOTE 11.  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effect of SFAS No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The implementation of SFAS No. 133 as of April 1, 2001, did not have a material effect on the Company's financial statements.

     Effect of SAB 101. In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides guidance to SEC registrants on the recognition, presentation, and disclosure of revenue in the financial statements. The implementation of SAB No. 101 as of January 1, 2001, did not have a material effect on the Company's financial statements.

NOTE 12.  STOCK SPLIT

     A three-for-one stock split of the Company's outstanding common stock, effected as a stock dividend and an increase in the authorized common shares, was approved by the Company's Board of Directors, and the increase in the authorized common shares was approved by the Company's stockholders at the annual meeting held on July 18, 2000. The stock dividend was paid August 17, 2000 to stockholders of record on July 26, 2000. Holders of common stock received two additional shares of common stock for each share held of record as of July 26, 2000. All applicable references to common stock shares, including the calculations of EPS have been adjusted for all periods shown to reflect the stock split and the increase in authorized shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders under the captions "Compensation of Executive Officers and Non-Employee Directors," "Share Ownership of Certain Beneficial Owners and Management" and "Nomination and Election of Directors" and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission prior to June 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
(a)1.    Financial Statements. The following is a list of the
           Consolidated Financial Statements included in Item 8 of
           Part II.
         Report of Independent Certified Public Accountants..........   13
         Consolidated Income Statements, Years Ended March 31, 2001,
           2000, and 1999............................................   14
         Consolidated Balance Sheets at March 31, 2001 and 2000......   15
         Consolidated Statements of Stockholders' Equity, Years Ended
           March 31, 2001, 2000, and 1999............................   16
         Consolidated Statements of Cash Flows, Years Ended March 31,
           2001, 2000, and 1999......................................   17
         Notes to the Consolidated Financial Statements..............   18
(a)2.    Financial Statement Schedules (EDGAR only).
         All other schedules are omitted because they are not
           applicable or not required, or because the required
           information is included in the Consolidated Financial
           Statements or notes thereto.
(a)3.    Index to Exhibits

 EXHIBIT
   NO.                            DESCRIPTION OF DOCUMENT
 -------                          -----------------------
  *3.3      --  Restated Certificate of Incorporation
 **3.3.1    --  Certificate of Amendment of Certificate of Incorporation, a
                copy of which is attached as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997
 **3.3.2    --  Certificate of Designation, Preferences and Rights setting forth the terms of the Company's Series X Junior
                Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997
  *3.4      --  Restated Bylaws
**10.4      --  Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on
                Form 10-K for the year ended March 31, 1994
**10.4.1    --  Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1997

 EXHIBIT
   NO.                            DESCRIPTION OF DOCUMENT
 -------                          -----------------------
**10.4.2    --  Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual
                Report on Form 10-K for the year ended March 31, 1999
 *10.12     --  Form of Director and Officer Indemnification Agreement
**10.18     --  Lease Agreement dated as of June 30, 1993 by and between QP
                One Corporation, a Minnesota corporation, as landlord, and
                Registrant, as tenant, a copy of which is attached as an
                exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.18.1   --  First Amendment dated as of December 20, 1993, to the Lease
                Agreement dated as of June 30, 1993, by and between QP One
                Corporation, a Minnesota corporation, as landlord, and
                Registrant, as tenant, a copy of which is attached as an
                exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994
**10.21     --  1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997
**10.22     --  Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company's Annual
                Report on Form 10-K for the year ended March 31, 1995
**10.24     --  Lease Agreement dated as of September 5, 1996 by and between
                Interior Design Services, Inc., a Florida corporation, as
                landlord, and Registrant, as tenant, a copy of which is
                attached as an exhibit to the Company's Annual Report on
                Form 10-K for the year ended March 31, 1997
**10.25     --  Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C.,
                as rights agent, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed on May 8,
                1997
**10.26     --  Credit Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National
                Association, as agent and lender, and the other lenders
                party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended
                September 30, 1997
**10.26.1   --  First amendment dated as of August 12, 1998, to the Credit
                Agreement dated as of September 30, 1997, by and between the
                Registrant and NationsBank, National Association, as agent and lender, and other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form
                10Q for the quarter ended September 30, 1998
**10.26.2   --  Second Amendment dated as of February 19, 1999, to the
                Credit Agreement dated as of September 30, 1997, by and
                between the Registrant and Nationsbank, National
                Association, as agent and lender, and the other lenders
                party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended
                September 30, 1999
**10.27     --  1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999
**10.28     --  Lease Agreement dated as of October 21, 1999 by and between
                First Security Bank, National Association, as the owner
                trustee under Dolphin Realty Trust 1999-1, as lessor, and
                Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company's Report on
                Form 10-Q for the quarter ended September 30, 1999
**10.29     --  Participation Agreement dated as of October 21, 1999 among
                Catalina Marketing Sales Corporation, as lessee; the
                Registrant, as guarantor; First Security Bank, National
                Association, as the owner trustee under Dolphin Realty Trust
                1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy of which is attached as an
                exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999

 EXHIBIT
   NO.                            DESCRIPTION OF DOCUMENT
 -------                          -----------------------
**10.30     --  Purchase and Sale Agreement dated as of October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon
                International Corporation, as developer, and Catalina
                Marketing Sales Corporation, as buyer, a copy of which is
                attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999
**10.31     --  Credit Agreement dated as of September 25, 2000, by and between the Registrant and Bank One, NA, as agent and
                lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form
                10-Q for the quarter ended September 30, 2000
**10.32     --  Amendment No. 1 To Certain Operative Agreements dated as
                September 15, 2000, by and between First Security Bank,
                National Association, as the owner trustee under Dolphin
                Realty Trust 1999-1, as lessor, and Catalina Marketing Sales
                Corporation, as lessee a copy of which is attached as an
                exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2000
  21        --  List of subsidiaries
  23        --  Consent of independent certified public accountants

---------------

 * Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
** Previously filed as indicated.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ST. PETERSBURG, STATE OF FLORIDA, ON JUNE 19, 2001.

                                          CATALINA MARKETING CORPORATION
                                          (Registrant)

                                          By:      /s/ JOSEPH P. PORT
                                            ------------------------------------
                                                      Joseph P. Port,
                                                Executive Vice President and
                                                  Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----

                /s/ DANIEL D. GRANGER                  Chairman of the Board, President,  June 19, 2001
-----------------------------------------------------    and Chief Executive Officer
                  Daniel D. Granger

                 /s/ FRANK H. BARKER                   Director                           June 19, 2001
-----------------------------------------------------
                   Frank H. Barker

              /s/ FREDERICK W. BEINECKE                Director                           June 19, 2001
-----------------------------------------------------
                Frederick W. Beinecke

               /s/ PATRICK W. COLLINS                  Director                           June 19, 2001
-----------------------------------------------------
                 Patrick W. Collins

                 /s/ ANNE MACDONALD                    Director                           June 19, 2001
-----------------------------------------------------
                   Anne MacDonald

                  /s/ EVELYN FOLLIT                    Director                           June 19, 2001
-----------------------------------------------------
                    Evelyn Follit

                 /s/ THOMAS W. SMITH                   Director                           June 19, 2001
-----------------------------------------------------
                   Thomas W. Smith

                /s/ MICHAEL B. WILSON                  Director                           June 19, 2001
-----------------------------------------------------
                  Michael B. Wilson

                 /s/ JOSEPH P. PORT                    Executive Vice President and       June 19, 2001
-----------------------------------------------------    Chief Financial Officer
                   Joseph P. Port