Form 10-Q
period 2001-06-30
CATALINA MARKETING CORP/DE
filed 2001-08-14
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________to _________

                         Commission File Number 1-11008


                        CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                        33-0499007
---------------------------------------            -----------------------------
   (State of Other Jurisdiction of                          (IRS Employer
    Incorporation or Organization)                     Identification Number)

        200 Carillon Parkway
        St. Petersburg, Florida                                 33716
---------------------------------------            -----------------------------
       (Address of Principal                                  (ZIP Code)
         Executive Offices)

                                (727) 579-5000
                 --------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
    -----          ------

     At July 31, 2001, Registrant had outstanding 55,969,256 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                     INDEX


                                                                          Page
                                                                          ----
Part I.   Financial Information

          Item 1. Financial Statements

                    Condensed Consolidated Statements of Income
                    for the three month periods ended
                    June 30, 2001 and 2000                                 3

                    Condensed Consolidated Balance Sheets at
                    June 30, 2001 and March 31, 2001                       4

                    Condensed Consolidated Statements of Cash Flows
                    for the three month periods ended
                    June 30, 2001 and 2000                                 5

                    Notes to Condensed Consolidated
                    Financial Statements                                   6

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9

          Item 3. Quantitative and Qualitative Disclosure About
                    Market Risk                                           12

Part II.  Other Information                                               13

Signatures                                                                15


                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                              ----------------------------------
                                                                  2001                2000
                                                              --------------     ---------------

Revenues                                                          $94,424             $93,944

Costs and Expenses:
  Direct operating expenses                                        41,190              39,256
  Selling, general and administrative                              26,702              25,224
  Depreciation and amortization                                    10,706              10,277
                                                           --------------     ---------------
     Total costs and expenses                                      78,598              74,757
                                                           --------------     ---------------
Income From Operations                                             15,826              19,187

Interest Expense, Net and Other                                    (1,083)               (662)
                                                           --------------     ---------------
Income Before Income Taxes and Minority Interest                   14,743              18,525

Income Taxes                                                       (5,382)             (7,043)
Minority Interest in Losses of Subsidiaries                             9                 260
                                                           --------------     ---------------
  Net Income                                                        9,370              11,742

Proforma Addback:  Goodwill Amortization (Note 5)                       -                 628
                                                           --------------     ---------------
Proforma Net Income                                               $ 9,370             $12,370

Diluted:
--------
  Net Income Per Common  Share                                    $  0.16             $  0.20
  Proforma Addback:  Goodwill Amortization                              -                0.02
                                                           --------------     ---------------
  Proforma Net Income per Common Share                            $  0.16             $  0.22

  Weighted Average Common Shares Outstanding                       57,868              57,480

Basic:
------
  Net Income Per Common Share                                     $  0.17             $  0.21
  Proforma Addback:  Goodwill Amortization                              -                0.01
                                                           --------------     ---------------
  Proforma Net Income per Common Share                            $  0.17             $  0.22

  Weighted Average Common Shares Outstanding                       56,491              55,380


The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (unaudited)

                                                                      June 30,                March 31,
                                                                        2001                    2001
                                                                 -------------------      ------------------
                               ASSETS
Current Assets:
  Cash and cash equivalents                                                $   3,385               $   7,280
  Accounts receivable, net                                                    64,200                  72,996
  Inventory                                                                    5,744                   5,222
  Deferred tax asset                                                           7,128                   7,893
  Prepaid expenses and other current assets                                   23,680                  24,637
                                                                 -------------------      ------------------
     Total current assets                                                    104,137                 118,028
                                                                 -------------------      ------------------
Property and Equipment:
  Property and equipment                                                     297,888                 292,954
  Accumulated depreciation and amortization                                 (168,007)               (162,529)
                                                                 -------------------      ------------------
     Property and equipment, net                                             129,881                 130,425
                                                                 -------------------      ------------------
Purchased intangible assets, net                                             132,426                 135,643
Other assets                                                                   4,872                   3,952
                                                                 -------------------      ------------------
Total Assets                                                               $ 371,316               $ 388,048
                                                                 ===================      ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $  18,606               $  18,437
  Accrued expenses                                                            37,425                  57,585
  Taxes payable                                                                2,121                   4,259
  Deferred revenue                                                            30,637                  32,924
  Short term borrowings                                                       11,223                  15,219
                                                                 -------------------      ------------------
     Total current liabilities                                               100,012                 128,424
                                                                 -------------------      ------------------
Deferred tax liability                                                         9,499                   8,968
Minority interest                                                                290                     295
Long term debt                                                                37,140                  38,764
                                                                 -------------------      ------------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock; $0.01 par value; 5,000,000
     authorized shares; none issued and outstanding                                -                       -
  Common stock; $0.01 par value; 150,000,000 authorized shares and 55,936,579 and 55,548,864 shares issued and outstanding
   at June 30, 2001 and March 31, 2001, respectively                             559                     555
  Paid-in capital                                                             17,697                  14,441
  Accumulated other comprehensive loss                                          (902)                 (1,050)
  Retained earnings                                                          207,021                 197,651
                                                                 -------------------      ------------------
     Total stockholders' equity                                              224,375                 211,597
                                                                 -------------------      ------------------
Total Liabilities and Stockholders' Equity                                 $ 371,316               $ 388,048
                                                                 ===================      ==================

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                             ----------------------------------
                                                                 2001                2000
                                                             --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  9,370            $ 11,742
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest                                                   (9)               (260)
     Depreciation and amortization                                   10,706              10,277
     Tax benefit from exercise of non-qualified options
       and disqualified dispositions                                  5,794               2,042
     Other                                                              (60)             (3,080)
  Changes in operating assets and liabilities                          (901)               (835)
                                                             --------------     ---------------
     Net cash provided by operating activities                       24,900              19,886
                                                             --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                         (11,452)            (12,969)
  Purchase of investments, net of cash acquired                     (12,280)            (25,673)
                                                             --------------     ---------------
     Net cash used in investing activities                          (23,732)            (38,642)
                                                             --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                                     14,988              19,414
  Principal payments on debt obligations                            (18,421)             (6,265)
  Proceeds from issuance of common and subsidiary stock              13,128               5,050
  Repurchase of Company common stock                                (15,143)                  -
                                                             --------------     ---------------
     Net cash (used in) provided by financing activities             (5,448)             18,199
                                                             --------------     ---------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (4,280)               (557)
Effect of exchange rate changes on cash and cash equivalents            385                (511)
CASH AND CASH EQUIVALENTS, at end of prior period                     7,280              13,765
                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS, at end of current period                $  3,385            $ 12,697
                                                             ==============     ===============

The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and March 31, 2001, and the results of operations and cash flows for the three month periods ended June 30, 2001 and 2000.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The first quarter balances and results of the majority and wholly-owned foreign subsidiaries are included as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000, respectively. All material intercompany profits, transactions and balances have been eliminated.

These financial statements, including the condensed consolidated balance sheet as of March 31, 2001, which have been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.


Note 2.  Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share
(EPS) to the denominator of diluted EPS (in thousands):

                                                       Three months ended
                                                            June 30,
                                                    -------------------------
                                                      2001          2000
                                                    -------------------------
Basic weighted average common shares outstanding      56,491        55,380
 Dilutive effect of options outstanding                1,377         2,100
                                                   -------------------------

Diluted weighted average common shares
 outstanding                                          57,868        57,480


Options to purchase 1,102,620 shares of common stock at exercise prices ranging from $35.00 to $36.82 per share at June 30, 2001, and 1,437,768 shares at exercise prices ranging from $32.73 to $35.63 per share at June 30, 2000 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock.

Note 3.  Comprehensive Income (in thousands):

                                                        Three months ended
                                                             June 30,
                                                     -------------------------
                                                        2001        2000
                                                       ------      -------
Net income                                              $9,370      $11,742
Other comprehensive income, net of tax:
     Currency translation adjustment                       148         (311)
                                                  --------------------------
Comprehensive Income                                    $9,518      $11,431

Note 4.  Segment Information:

The Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company's results of operations do not include revenue from internal sources in the amounts of $4,717,000 and $1,617,000 during the quarters ended June 30, 2001 and 2000, respectively. Revenue from internal sources is wholly eliminated in the presentation of consolidated results.


Note 5.  Effect of SFAS No.142 Goodwill and Other Intangible Assets:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the accounting and reporting for goodwill and other intangibles. SFAS No. 142 is required for financial statements relating to fiscal years beginning after December 15, 2001. As permitted, the Company has chosen to early adopt SFAS No. 142 as of April 1, 2001. In addition, proforma amounts have been presented on the face of the statements of income as if SFAS No. 142 had been implemented as of April 1, 2000.

Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. Impairment is defined as a fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires that the Company test all goodwill for impairment by September 30, 2001. As of June 30, 2001, the Company is not reporting any impairment of goodwill and does not expect to report any impairment of goodwill after such tests are performed.

Purchased intangible assets, net, include (dollars in thousands):

                                                    Weighted Avg.
                                                    Useful Life   June 30,   March 31,
                                                    (in years)      2001       2001
                                                    -----------   ---------  ---------
Patent license and retailer relationships in the
     United Kingdom                                          20   $ 12,691   $ 12,691
Accumulated amortization                                            (3,173)    (3,014)

Purchased patents                                          14.6     26,806     26,550
Accumulated amortization                                            (2,646)    (2,071)
                                                                  --------   --------

Net identifiable intangible assets                                  33,678     34,156

Goodwill, net                                                       98,748    101,487
                                                                  --------   --------
Intangible assets, net                                            $132,426   $135,643
                                                                  ========   ========

The decrease in goodwill during the first quarter fiscal 2002 is primarily a result of adjustments made to previously recorded acquisitions. The Company did not acquire or write-off any goodwill during the first quarter fiscal 2002. Amortization for identifiable intangible assets was approximately $734,000 in the first quarter fiscal 2002.

Estimated amortization of identifiable intangible assets is as follows as of June 30, 2001 (in thousands):

               Retailer Relationships  Purchased
Fiscal Year      in United Kingdom      Patents
-------------  ----------------------  ---------
2002                  $635               $2,200
2003                   635                2,199
2004                   635                2,197
2005                   635                2,194
2006                   635                2,184

Note 6.  Effect of SFAS No. 141

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of June 30, 2001, did not have any effect on the Company's financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Fiscal 2002 Compared to Fiscal 2001

The Company's revenues for the first quarter of fiscal 2002 increased 0.5%, compared with the same period in fiscal 2001. The growth was a result of increased revenues at Health Services Marketing ("HSM") of approximately 98%, while domestic core business revenues declined approximately 8% due to decreased promotions printed.

In the US, the Catalina Marketing Network was in 15,635 stores on June 30, 2001, which reach 193 million shoppers each week as compared to 14,352 stores reaching 182 million shoppers each week on June 30, 2000 and 15,475 stores reaching 185 million shoppers each week on March 31, 2001. The Health Resource Network was in 14,442 pharmacies on June 30, 2001 as compared to 6,793 pharmacies on June 30, 2000 and 12,578 pharmacies on March 31, 2001. Outside the US, the Catalina Marketing Network was in 2,767 stores on June 30, 2001, reaching 32 million shoppers each week, as compared to 2,623 stores reaching 34 million shoppers each week on June 30, 2000 and 2,617 stores reaching 30 million shoppers each week on March 31, 2001.

In the first quarter of fiscal 2002 the Company installed its Catalina Marketing Network in 160 stores in the US, net of deinstallations, as compared to 836 stores in the comparable fiscal 2001 period. Deinstallation activity occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 1,864 pharmacies in the first quarter of fiscal 2002, net of deinstallations, as compared to 122 stores in the comparable fiscal 2001 period. Outside the US, the Company installed 150 stores in the first quarter of fiscal 2002, net of deinstallations, as compared to 36 stores in the comparable fiscal 2001 period.

Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Network, primarily expenses relating to operations personnel and service offices, and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $41.2 million for the first quarter of fiscal 2002 from $39.3 million in the comparable period of fiscal 2001. Direct operating expenses in the first quarter of fiscal 2002 as a percentage of revenues increased to 43.6% from 41.8% in the comparable period of fiscal 2001. This increase in fiscal 2002 is due to a rise in the Company's retailer fees associated with a change in Health Marketing Services contract provisions, and the direct marketing program of Market Logic, which by its historical nature, has had a higher material cost component of direct costs as a function of revenue than the Company's other core product line services. These increases have been offset by the reduced costs associated with the Company's sales commissions and paper and toner expenses.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 2002 were $26.7 million, compared to $25.2 million for the comparable period of fiscal 2001, an increase of 5.9% or $1.5 million. As a percentage of revenues, selling, general and administrative expenses increased 1.4% in the first quarter of fiscal 2002, to 28.3% from 26.9% for the comparable period of fiscal 2001. This increase is primarily attributable to an expanded sales force in the core business. This increase is mitigated by the decreases in compensation, new business development, and legal expenses.

Depreciation increased to $10.0 million for the first quarter of fiscal 2002 from $9.3 million for the comparable period in fiscal 2001. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense decreased due to the change in accounting principle under SFAS No. 142 (see Note
5), to $0.7 million in the first quarter of fiscal 2002 from $1.0 million in the comparable period in fiscal year 2001.

Interest expense, net and other increased to $1.1 million net expense for the first quarter of fiscal 2002 from $0.7 million net expense for the comparable period in fiscal 2001. This increase in net expense is primarily attributable to unfavorable exchange rates between the U.S. and European currencies as of the quarter ended June 30, 2001 as compared to June 30, 2000.

The provision for income taxes decreased to $5.4 million, or 36.5% of income before income taxes and minority interest, for the first quarter of fiscal 2002, compared to $7.0 million, or 38.0% of income before income taxes and minority interest, for the same period in fiscal 2001. The rate decrease is primarily due to the change in accounting principle under SFAS No. 142 where the Company's earnings before income tax increased while tax expense remained constant(see
Note 5). The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and the effect of various nondeductible expenses.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of June 30, 2001, did not have any effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the accounting and reporting for goodwill and other intangibles. SFAS No. 142 is required for financial statements relating to fiscal years beginning after December 15, 2001. As permitted, the Company has chosen to early adopt SFAS No. 142 as of April 1, 2001. In addition, proforma amounts have been presented on the face of the statements of income as if SFAS No. 142 had been implemented as of April 1, 2000.

Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. Impairment is defined as a fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires that the Company test all goodwill for impairment by September 30, 2001. As of June 30, 2001, the Company is not reporting any impairment of goodwill and does not expect to report any impairment of goodwill after such tests are performed.

The reduction of goodwill amortization due to the adoption of SFAS No. 142 in the first quarter fiscal 2002 increased net income by approximately $1.0 million or $.02 diluted earnings per share. Pro forma impact on first quarter fiscal 2001 resulted in an increase in net income of approximately $0.6 million or $.02 diluted earnings per share.

Proforma SFAS No. 142 effect on results of operations for fiscal year 2001:

                                            1st Quarter        2nd Quarter        3rd Quarter        4th Quarter        Total Year
                                          --------------    ---------------    ---------------    ---------------    ---------------
Net Income                                  $11,742            $15,063            $16,825            $14,505            $58,135

Addback:  Goodwill Amortization                 628                894                977              1,043              3,542
                                     --------------    ---------------    ---------------    ----------------------------------
Adjusted Net Income                         $12,370            $15,957            $17,802            $15,548            $61,677

Diluted:
Net Income Per Common Share                 $  0.20            $  0.26            $  0.29            $  0.25            $  1.00
Addback:  Goodwill Amortization                0.02               0.01               0.01               0.02               0.06
                                     --------------    ---------------    ---------------    ----------------------------------
Adjusted net Income per Common
  Share                                     $  0.22            $  0.27            $  0.30            $  0.27            $  1.06

Weighted Average Common Shares
  Outstanding                                57,480             58,348             58,377             57,584             57,919

Basic:
Net Income Per Common Share                 $  0.21            $  0.27            $  0.30            $  0.26            $  1.04
Addback:  Goodwill Amortization                0.01               0.02               0.02               0.02               0.07
                                     --------------    ---------------    ---------------    ----------------------------------
Adjusted Net Income per
  Common Share                              $  0.22            $  0.29            $  0.32            $  0.28            $  1.11

Weighted Average Common Shares
  Outstanding                                55,380             55,786             55,955             55,936             55,767


Liquidity and Capital Resources

The Company's primary capital expenditures are store equipment and third party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third party store installation costs typically range from $3,000 to $13,000 per store. During the first quarters of fiscal 2002 and 2001, the Company made capital expenditures of $11.5 million and $13.0 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

Earnout payments of approximately $12.3 million were made during the first quarter of fiscal 2002 per the terms of the Market Logic purchase agreement. These payments, which were accrued as of March 31, 2001, are accounted for as an increase in goodwill.

The Company made an earnout payment of approximately $1.0 million during the first quarter of fiscal 2002 relating to the previous acquisition of the Compuscan patents. This payment, which was accrued as of March 31, 2001, is accounted for as an increase in patents.

During the first quarter fiscal 2002 the Company repurchased 516,100 shares of its common stock for a total of $15.1 million. As of June 30, 2001, $14.9 million was still available under the October 25, 1999 authorization. Subsequent to the first quarter fiscal 2002, on July 26, 2001, the Board of Directors approved an additional $60.1 million for the repurchase of the Company's common stock. As of July 26, 2001, the Company was authorized to make total share repurchases of $75.0 million.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

Exhibit
-------
  No.            Description of Document
  ---            -----------------------

  *3.3     --  Restated Certificate of Incorporation

 **3.3.1   --  Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

 **3.3.2   --  Certificate of Designation, Preferences and Rights setting forth
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

Exhibit
-------
  No.            Description of Document
  ---            -----------------------

**10.26    --  Credit Agreement dated as of September 30, 1997, by and between
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
               the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2000.

**10.32    --  Amendment No. 1 To Certain Operative Agreements dated as
               September 15, 2000, by and between First Security Bank, National
               Association, as the owner trustee under Dolphin Realty Trust
               1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee a copy of which is attached as an exhibit to the Company's
               Report on Form 10-Q for the quarter ended September 30, 2000.

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



August 14, 2001        CATALINA MARKETING CORPORATION
                       ------------------------------
                       (Registrant)



                       /s/ Joseph P. Port
                       -----------------------------
                       Joseph P. Port
                       Senior Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial officer)