Form 10-Q
period 2001-09-30
CATALINA MARKETING CORP/DE
filed 2001-11-14
CIK 883977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________to _________

                         Commission File Number 1-11008


                        CATALINA MARKETING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                              33-0499007
     (State of Other Jurisdiction of                 (IRS Employer
      Incorporation or Organization)             Identification Number)

           200 Carillon Parkway
          St. Petersburg, Florida                         33716
   (Address of Principal Executive Offices)             (ZIP Code)

                                 (727) 579-5000
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     At October 31, 2001, Registrant had outstanding 55,136,577 shares of Common Stock.

                         CATALINA MARKETING CORPORATION
                                     INDEX

                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Condensed Consolidated Statements of Income
             for the three and six month periods ended
             September 30, 2001 and 2000                            3

             Condensed Consolidated Balance Sheets at
             September 30, 2001 and March 31, 2001                  4

             Condensed Consolidated Statements of Cash Flows
             for the six month periods ended
             September 30, 2001 and 2000                            5

             Notes to Condensed Consolidated
             Financial Statements                                   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                9

         Item 3. Quantitative and Qualitative Disclosure About
                 Market Risk                                       13

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of
                 Security Holders                                  14

         Item 5. Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                         17

                         CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended                             Six Months Ended
                                                           September 30,                                 September 30,
                                                     ------------------------------                -----------------------------
                                                      2001                   2000                   2001                   2000
                                                     ------                 ------                 ------                 ------
Revenues                                            $103,978               $101,837               $198,402               $195,780

Costs and Expenses:
  Direct operating expenses                           46,929                 41,775                 88,119                 81,032
  Selling, general and administrative                 26,477                 26,172                 53,179                 51,396
  Depreciation and amortization                       10,189                 10,176                 20,895                 20,452
                                                    --------              ---------              ---------              ---------
     Total costs and expenses                         83,595                 78,123                162,193                152,880
                                                    --------              ---------              ---------              ---------
Income From Operations                                20,383                 23,714                 36,209                 42,900

Interest Expense, Net and Other                        (787)                    (42)                (1,870)                  (705)
                                                    --------              ---------              ---------              ---------
Income Before Income Taxes and Minority
 Interest                                             19,596                 23,672                 34,339                 42,195

Income Taxes                                          (7,154)                (9,001)               (12,536)               (16,042)
Minority Interest in Losses of Subsidiaries                7                    391                     16                    651
                                                    --------              ---------              ---------              ---------
  Net Income                                          12,449                 15,062                 21,819                 26,804

Proforma Addback:  Goodwill Amortization
 (Note 5)                                                  -                    894                      -                  1,522
                                                    --------              ---------              ---------              ---------
Proforma Net Income                                 $ 12,449               $ 15,956               $ 21,819               $ 28,326

Diluted:
  Net Income Per Common  Share                      $   0.22               $   0.26               $   0.38               $   0.46
  Proforma Addback:  Goodwill Amortization                 -                   0.01                      -                   0.03
                                                    --------              ---------              ---------              ---------
  Proforma Net Income per Common Share              $   0.22               $   0.27               $   0.38               $   0.49
  Weighted Average Common Shares Outstanding          57,369                 58,348                 57,597                 57,901

Basic:
  Net Income Per Common Share                       $   0.22               $   0.27               $   0.39               $   0.48
  Proforma Addback:  Goodwill Amortization                 -                   0.02                      -                   0.03
                                                    --------              ---------              ---------              ---------
  Proforma Net Income per Common Share              $   0.22               $   0.29               $   0.39               $   0.51
  Weighted Average Common Shares Outstanding          56,312                 55,786                 56,400                 55,586

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                            (unaudited)
                                                                           September 30,            March 31,
ASSETS                                                                         2001                   2001
                                                                           -------------            ---------
Current Assets:
  Cash and cash equivalents                                                 $   8,867                 $   7,280
  Accounts receivable, net                                                     57,923                    72,996
  Inventory                                                                     5,465                     5,222
  Deferred tax asset                                                            7,078                     7,893
  Prepaid expenses and other current assets                                    21,652                    24,637
                                                                            ---------                 ---------
     Total current assets                                                     100,985                   118,028
                                                                            ---------                 ---------
Property and Equipment:
  Property and equipment                                                      302,559                   292,954
  Accumulated depreciation and amortization                                  (175,952)                 (162,529)
                                                                            ---------                 ---------
     Property and equipment, net                                              126,607                   130,425
                                                                            ---------                 ---------
Purchased intangible assets, net                                              142,153                   135,643
Other assets                                                                    3,885                     3,952
                                                                            ---------                 ---------
Total Assets                                                                $ 373,630                 $ 388,048
                                                                            =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                          $  11,955                 $  18,437
  Accrued expenses                                                             47,404                    57,585
  Taxes payable                                                                 8,190                     4,259
  Deferred revenue                                                             25,207                    32,924
  Short term borrowings                                                        10,436                    15,219
                                                                            ---------                 ---------
     Total current liabilities                                                103,192                   128,424
                                                                            ---------                 ---------
Deferred tax liability                                                         10,454                     8,968
Minority interest                                                                 284                       295
Long term debt                                                                 36,980                    38,764
                                                                            ---------                 ---------
Commitments and Contingencies                                                       -                         -

Stockholders' Equity:
  Preferred stock; $0.01 par value; 5,000,000
     authorized shares; none issued and outstanding                                 -                         -
  Common stock; $0.01 par value; 150,000,000 authorized shares;
   55,502,250 and 55,548,864 shares issued and outstanding
   at September 30, 2001 and March 31, 2001, respectively                         555                       555
  Paid-in capital                                                               3,971                    14,441
  Accumulated other comprehensive loss                                         (1,275)                   (1,050)
  Retained earnings                                                           219,469                   197,651
                                                                            ---------                 ---------
     Total stockholders' equity                                               222,720                   211,597
                                                                            ---------                 ---------
Total Liabilities and Stockholders' Equity                                  $ 373,630                 $ 388,048
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

                         CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                        ---------------------------------
                                                                         2001                       2000
                                                                        ------                     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 21,819                   $ 26,804
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest                                                       (16)                      (651)
     Depreciation and amortization                                        20,895                     20,452
     Tax benefit from exercise of non-qualified options and
        disqualified dispositions                                          5,849                      3,640
     Other                                                                 2,852                        152
  Changes in operating assets and liabilities                             11,846                     (2,360)
                                                                        --------                   --------
     Net cash provided by operating activities                            63,245                     48,037
                                                                        --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                              (17,867)                   (30,290)
  Purchase of investments, net of cash acquired                          (23,739)                   (28,372)
                                                                        --------                   --------
     Net cash used in investing activities                               (41,606)                   (58,662)
                                                                        --------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                                          18,892                          -
  Principal payments on debt obligations                                 (23,517)                    (9,516)
  Proceeds from issuance of common and subsidiary stock                   14,843                     10,731
  Repurchase of company common stock                                     (30,045)                         -
                                                                        --------                   --------
     Net cash provided by (used in) provided by financing
      activities                                                         (19,827)                     1,215
                                                                        --------                   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,812                     (9,410)
Effect of exchange rate changes on cash and cash equivalents                (225)                      (354)
CASH AND CASH EQUIVALENTS, at end of prior period                          7,280                     13,765
                                                                        --------                   --------
CASH AND CASH EQUIVALENTS, at end of current period                     $  8,867                   $  4,001
                                                                        ========                   ========
Supplemental Schedule of Other Transactions:
Cash Paid during the six month period
  Interest                                                              $  1,154                   $  1,158
  Income Taxes                                                          $  7,968                   $ 16,756

  The accompanying Notes are an integral part of these consolidated financial statements.

                         CATALINA MARKETING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.    Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and March 31, 2001, and the results of operations for the three and six months ended September 30, 2001 and 2000, and cash flows for the six month periods ended September 30, 2001 and 2000.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The second quarter balances and results of the majority and wholly-owned foreign subsidiaries are included as of June 30, 2001 and December 31, 2000 and for the six month periods ended June 30, 2001 and 2000, respectively. All material intercompany profits, transactions and balances have been eliminated.

These financial statements, including the condensed consolidated balance sheet as of March 31, 2001 (which was derived from audited financial statements) are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Note 2.    Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share
(EPS) to the denominator of diluted EPS (in thousands):

                                                                Three months ended                    Six months ended
                                                                   September 30,                        September 30,
                                                              ---------------------                ----------------------
                                                               2001           2000                  2001            2000
                                                              ------         ------                ------          ------
Basic weighted average common shares outstanding
                                                              56,312         55,786                56,400          55,586
  Dilutive effect of options outstanding                       1,057          2,562                 1,197           2,315
                                                              ---------------------                ----------------------
Diluted weighted average common shares
 outstanding                                                  57,369         58,348                57,597          57,901

Options to purchase 3,562,948 shares of common stock at exercise prices ranging from $32.55 to $36.82 per share at September 30, 2001, and 71,400 shares at an exercise price of $35.63 per share at September 30, 2000, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock.

Note 3.   Comprehensive Income (in thousands):

                                                         Three months ended                 Six months ended
                                                            September 30,                     September 30,
                                                        ----------------------            ---------------------
                                                          2001           2000               2001          2000
                                                        -------        -------            -------       -------
Net income                                              $12,449        $15,062            $21,819       $26,804
Other comprehensive income, net of tax:
     Currency translation adjustment                       (373)          (725)              (225)       (1,036)
                                                        ----------------------            ---------------------
Comprehensive Income                                    $12,076        $14,337            $21,594       $25,768

Note 4.   Segment Information:

The Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company's results of operations do not include revenue from internal sources in the amounts of $3,280,000 and $5,670,000 during the quarters ended September 30, 2001 and 2000, respectively. Revenue from internal sources is wholly eliminated in the presentation of consolidated results.


Note 5.   Effect of SFAS No.142 Goodwill and Other Intangible Assets:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the accounting and reporting for goodwill and other intangibles. SFAS No. 142 is required for financial statements relating to fiscal years beginning after December 15, 2001. As permitted, the Company has chosen to adopt SFAS No. 142 early, effective as of April 1, 2001. In addition, proforma amounts have been presented on the face of the statements of income as if SFAS No. 142 had been implemented as of April 1, 2000.

Goodwill will no longer be amortized but instead will be subject to impairment
tests at least annually.   Impairment is defined as a fair market value less
than the carrying value of the asset on the financial statements. SFAS No. 142 requires that the Company test all goodwill for impairment within six months of implementation. The Company has performed the required first step of testing for impairment by utilizing the discounted cash flow method and is not reporting any impairment of goodwill.

Purchased intangible assets, net, include (dollars in thousands):

                                                       WEIGHTED
                                                      USEFUL LIFE    SEPT. 30    MARCH 31
                                                      (IN YEARS)       2001        2001
                                                      -----------    --------    --------
Patent license and retailer relationships in the
     United Kingdom                                          20      $ 12,691    $ 12,691
Accumulated amortization                                               (3,331)     (3,014)

Purchased patents                                            14.6      26,856      26,550
Accumulated amortization                                               (3,225)     (2,071)
                                                                     --------    --------
Net identifiable intangible assets                                     32,991      34,156

Goodwill, net                                                         109,162     101,487
                                                                     --------    --------
Intangible assets, net                                               $142,153    $135,643
                                                                     ========    ========

The increase in goodwill during the first six months of fiscal 2002 is primarily a result of earnout payments made per previous acquisition agreements. Amortization for identifiable intangible assets was approximately $1,471,000 in the first six months of fiscal 2002 and approximately $763,000 in the first six months of fiscal 2001.

Estimated amortization of identifiable intangible assets is as follows as of September 30, 2001 (in thousands):

                   PATENT LICENSE AND
                 RETAILER RELATIONSHIPS   PURCHASED
FISCAL YEAR        IN UNITED KINGDOM       PATENTS
--------------   ----------------------   ----------
     2002                 $635              $2,318
     2003                  635               2,326
     2004                  635               2,324
     2005                  635               2,321
     2006                  635               2,311

Note 6.  Newly Issued Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of September 30, 2001 did not have any effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS No. 143 to have a material effect on the Company's financial statements.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal
years beginning after December 15, 2001.   Management does not expect SFAS No.
144 to have a material effect on the Company's financial statements.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Fiscal 2002 Compared to Fiscal 2001

The Company's revenues for the second quarter of fiscal 2002 increased 2.1% compared with the same period in fiscal 2001. The growth was a result of increased revenues at Health Services Marketing ("HSM") of approximately 108% and increased revenues of approximately 27% in the Company's research operations (Alliance Research and Market Intelligence), while domestic core business revenues declined approximately 2% due to a decreased number of promotions printed. Revenues for the Company's first six months of fiscal 2002 increased 1.3% compared with the same period in fiscal 2001. Fiscal year to date increase in revenue was due to growth of 106% and 23% in HSM and our research operations, respectively, while domestic core business revenues declined 8% due to a decreased number of promotions printed.

In the U.S., the Catalina Marketing Network was in 16,066 stores on September 30, 2001, which reach 194 million shoppers each week as compared to 14,772 stores reaching 183 million shoppers each week on September 30, 2000 and 15,475 stores reaching 185 million shoppers each week on March 31, 2001. The Health Resource Network was in 14,602 pharmacies on September 30, 2001 as compared to 14,309 pharmacies on September 30, 2000 and 12,578 pharmacies on March 31, 2001. Outside the U.S., the Catalina Marketing Network was in 3,139 stores on September 30, 2001, reaching 33 million shoppers each week, as compared to 2,668 stores reaching 36 million shoppers each week on September 30, 2000 and 2,617 stores reaching 30 million shoppers each week on March 31, 2001.

During the first six months of fiscal 2002 the Company installed its Catalina Marketing Network in 591 stores in the U.S., net of deinstallations, as compared to 1,256 stores in the comparable fiscal 2001 period. Deinstallation activity occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 2,024 pharmacies in the first half of fiscal 2002, net of deinstallations, as compared to 248 stores in the comparable fiscal 2001 period. Outside the U.S., the Company installed the Catalina Marketing Network in 522 stores in the first half of fiscal 2002, net of deinstallations, as compared to 98 stores in the comparable fiscal 2001 period.

Direct operating expenses consist of retailer fees, paper and toner, sales commissions, loyalty and direct marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks, primarily expenses relating to operations personnel and service offices, and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $46.9 million and $88.1 million for the second quarter and first six months of fiscal 2002, respectively, from $41.8 million and $81.0 million, respectively, in the comparable periods of fiscal 2001. Direct operating expenses in the second quarter of fiscal 2002 as a percentage of revenues increased to 45.1% from 41.0% in the comparable period of fiscal 2001. Fiscal year to date direct operating expenses increased to 44.4% from 41.4% for the comparable first six months of fiscal 2001. This increase in fiscal 2002 is due to a rise in the Company's retailer fees associated with HSM contract provisions, as well as the fact that HSM revenues, which generally have a higher level of direct operating expenses on a percentage basis than revenues from the core domestic business, constituted a greater percentage of overall revenue. Additionally, Market Logic has experienced higher than historical direct operating expenses associated with its direct marketing program. These increases have been offset by the reduced costs associated with the Company's sales commissions relating to the core domestic business and paper and toner expenses relating to HSM operations.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the second quarter and first six months of fiscal 2002 were $26.5 million and $53.2 million, respectively, compared to $26.2 million and $51.4 million, respectively, for the comparable periods of fiscal 2001, increases of 1.1% and 3.5%, respectively. These increases are primarily attributable to an expanded sales force in the core business mitigated by decreases in legal expenses, compensation, and new business development expenses. As a percentage of revenues, selling, general and administrative expenses in the second quarter of fiscal 2002 were 25.5%, consistent with the comparable period of fiscal 2001 of 25.7%. For the first six months of fiscal 2002, selling general and administrative expenses were 26.8%, consistent with 26.3% for the comparable period of fiscal 2001.

Depreciation increased to $9.5 million for the second quarter and $19.4 million for the first six months of fiscal 2002, respectively, from $8.9 million and $18.2 million for the comparable periods in fiscal 2001. Depreciation increased due to increased capital expenditures during prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense decreased due to the change in accounting principle under SFAS No. 142 (see Note 5), to $0.7 million in the second quarter and $1.5 million for the first six months of fiscal 2002, respectively, from $1.3 million and $2.3 million in comparable periods of fiscal year 2001.

Interest expense, net and other increased to approximately $787,000 net expense for the second quarter of fiscal 2002 from approximately $43,000 net expense for the comparable period in fiscal 2001. This increase in net expense is primarily attributable to unfavorable exchange rates between U.S. and European currencies during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 and the absence of payments received relating to prior year contract terminations.

The provision for income taxes decreased to $7.2 million, or 36.5% of income before income taxes and minority interest, for the second quarter of fiscal 2002, compared to $9.0 million, or 38.0% of income before income taxes and minority interest, for the same period in fiscal 2001. The rate decrease is primarily due to the change in accounting principle under SFAS No. 142 pursuant to which the Company's earnings before income tax increased while the actual calculation of tax expense remained constant (see Note 5). The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and the effect of various nondeductible expenses.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations completed after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of September 30, 2001 did not have any effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the accounting and reporting for goodwill and other intangibles. SFAS No. 142 is required for financial statements relating to fiscal years beginning after December 15, 2001. As permitted, the Company has chosen to adopt SFAS No. 142 early, effective as of April 1, 2001. In addition, proforma amounts have been presented on the face of the statements of income as if SFAS No. 142 had been implemented as of April 1, 2000.

Goodwill will no longer be amortized but instead will be subject to impairment
tests at least annually.   Impairment is defined as a fair market value less
than the carrying value of the asset on the financial statements. SFAS No. 142 requires that the Company test all goodwill for impairment within six months of implementation. The Company has performed the required first step of testing for impairment by utilizing the discounted cash flow method and is not reporting any impairment of goodwill.

The reduction of goodwill amortization due to the adoption of SFAS No. 142 in the second quarter fiscal 2002 increased net income by approximately $1.5 million or $.02 diluted earnings per share. Pro forma impact on second quarter fiscal 2001 resulted in an increase in net income of approximately $0.9 million or $.01 diluted earnings per share.

Set forth below is the proforma SFAS No. 142 effect on results of operations for fiscal year 2001:

                                                      1st Quarter      2nd Quarter      3rd Quarter      4th Quarter      Total Year
                                                      ------------------------------------------------------------------------------
Net Income                                                $11,743          $15,062          $16,825          $14,505         $58,135

Addback:  Goodwill Amortization                               628              894              977            1,043           3,542
                                                      ------------------------------------------------------------------------------
Adjusted Net Income                                       $12,371          $15,956          $17,802          $15,548         $61,677

Diluted:
Net Income Per Common  Share                              $  0.20          $  0.26          $  0.29          $  0.25         $  1.00
Addback:  Goodwill Amortization                              0.02             0.01             0.01             0.02            0.06
                                                      ------------------------------------------------------------------------------
Adjusted net Income per Common Share                      $  0.22          $  0.27          $  0.30          $  0.27         $  1.06

Weighted Average Common Shares Outstanding                 57,480           58,348           58,377           57,584          57,919

Basic:
Net Income Per Common Share                               $  0.21          $  0.27          $  0.30          $  0.26         $  1.04
Addback:  Goodwill Amortization                              0.01             0.02             0.02             0.02            0.07
                                                      ------------------------------------------------------------------------------
Adjusted Net Income per Common Share                      $  0.22          $  0.29          $  0.32          $  0.28         $  1.11

Weighted Average Common Shares Outstanding                 55,380           55,786           55,955           55,936          55,767

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS No. 143 to have a material effect on the Company's financial statements.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal
years beginning after December 15, 2001.   Management does not expect SFAS No.
144 to have a material effect on the Company's financial statements.

Liquidity and Capital Resources

The Company's primary capital expenditures are store equipment and third party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third party store installation costs typically range from $3,000 to $13,000 per store. During the first six months of fiscal 2002 and 2001, the Company made capital expenditures of $17.9 million and $30.3 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

Earnout payments of approximately $21.7 million were made during the first six months of fiscal 2002 per the terms of the Alliance Research, Market Logic, and Compuscan acquisition agreements of which $14.7 million was accrued as of March 31, 2001. These payments resulted in an increase in goodwill of $20.7 million and patents of $1.0 million.

The Company has purchased patents in the amount of $.3 million during the first six months of fiscal 2002.

Subsidiary stock repurchases of approximately $1.7 million were made during the first six months of fiscal year 2002. These payments are accounted for as an increase in goodwill.

During the first six months of fiscal 2002 the Company repurchased 1,031,300 shares of its common stock for a total of $30.0 million. On July 26, 2001, the Board of Directors approved additional repurchases of the Company's common stock to a total of $75.0 million. Subsequent to the end of the second quarter, the Company has purchased an additional 400,000 shares of its common stock at an average price of $27.10 per share, for a total of $10.8 million. As of October 18, 2001, $49.3 million was still available for share repurchase under the July 26, 2001 authorization.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

                          Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 26, 2001. The following members were elected as Class I members of the Company's Board of Directors for the period ending as of the annual meeting of stockholders in 2004:

       Frank H. Barker
       Patrick W. Collins

The terms of the other directors of the Company continued after the meeting. These directors are:

       Frederick W. Beinecke
       Evelyn V. Follit
       Thomas W. Smith
       Daniel D. Granger
       Michael B. Wilson
       Anne MacDonald

With regard to the proposal to approve an amendment to the Company's 1999 Stock Option Plan to increase by 400,000 the number of shares of the Company's Common Stock available under the 1999 Stock Option Plan for the grant of options, and the issuance of shares upon exercise thereof, 45,724,023 votes were cast in favor, 5,209,043 were cast against, and there were 74,173 abstentions. Accordingly, the proposal was approved.

With regard to the proposal to ratify and approve the Company's independent certified public accountants for fiscal 2002, 50,733,915 votes were cast in favor, 253,109 votes were cast against and there were 21,415 abstentions. Accordingly, the proposal was approved.


Item 5.    Exhibits and Reports on Form 8-K.

          a. Exhibits

EXHIBIT
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

EXHIBIT
   NO.            DESCRIPTION OF DOCUMENT
-------           -----------------------

* 3.4     -    Restated Bylaws

**10.4    -    Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-
               K for the year ended March 31, 1994

**10.4.1  -    Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form
               10Q for the quarter ended June 30, 1997

**10.4.2  -    Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1999

* 10.12   -    Form of Director and Officer Indemnification Agreement

**10.18   -    Lease Agreement dated as of June 30, 1993 by and between QP One
               Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended
               March 31, 1994

**10.18.1 -    First Amendment dated as of December 20, 1993, to the Lease
               Agreement dated as of June 30, 1993, by and between QP One
               Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended
               March 31, 1994

**10.21   -    1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company's Annual
               Report on Form 10-K for the year ended March 31, 1997

**10.22   -    Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form
               10-K for the year ended March 31, 1995

**10.24   -    Lease Agreement dated as of September 5, 1996 by and between
               Interior Design Services, Inc., a Florida corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

**10.25   -    Stockholder Protection Agreement, dated May 8, 1997, between the
               Registrant and ChaseMellon Shareholder Services, L.L.C., as rights agent, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed on May 8, 1997

**10.26   -    Credit Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National Association, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended September 30, 1997

**10.26.1 -    First amendment dated as of August 12, 1998, to the Credit
               Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National Association, as agent and lender, and other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10Q for the quarter ended September 30, 1998

**10.26.2 -    Second Amendment dated as of February 19, 1999, to the Credit
               Agreement dated as of September 30, 1997, by and between the Registrant and Nationsbank, National Association, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999

**10.27   -    1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended June
               30, 1999

EXHIBIT
  NO.                           DESCRIPTION OF DOCUMENT
--------                        -----------------------

**10.28   - Lease Agreement dated as of October 21, 1999 by and between First
            Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999

**10.29   - Participation Agreement dated as of October 21, 1999 among Catalina
            Marketing Sales Corporation, as lessee; the Registrant, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999

**10.30   - Purchase and Sale Agreement dated as of October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999

**10.31   - Credit Agreement dated as of September 25, 2000, by and between the
            Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2000.

**10.32   - Amendment No. 1 To Certain Operative Agreements dated as September
            15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee a copy of which is attached as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2000.

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


November 13, 2001                     CATALINA MARKETING CORPORATION
                                      (Registrant)




                                      /s/ Joseph P. Port
                                      ---------------------------
                                      Joseph P. Port
                                      Executive Vice President and Chief
                                      Financial Officer (Authorized officer of
                                      Registrant and principal financial
                                      officer)