Form 10-Q
period 2001-12-31
CATALINA MARKETING CORP/DE
filed 2002-02-14
CIK 883977

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________to _________

                        Commission File Number 1-11008


                        CATALINA MARKETING CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


               Delaware                                        33-0499007
----------------------------------------                ------------------------
   (State of Other Jurisdiction of                            (IRS Employer
    Incorporation or Organization)                        Identification Number)


        200 Carillon Parkway
       St. Petersburg, Florida                                    33716
----------------------------------------                 -----------------------
(Address of Principal Executive Offices)                       (ZIP Code)

                                (727) 579-5000
                                --------------
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No _______
     ------

     At February 1, 2002, Registrant had outstanding 55,103,699 shares of Common Stock.

                        CATALINA MARKETING CORPORATION
                                     INDEX


                                                                          Page
                                                                          ----
Part I.   Financial Information

          Item 1. Financial Statements

                        Condensed Consolidated Statements of Income
                        for the three and nine month periods ended
                        December 31, 2001 and 2000                          3

                        Condensed Consolidated Balance Sheets at
                        December 31, 2001 and March 31, 2001                4

                        Condensed Consolidated Statements of Cash Flows
                        for the nine month periods ended
                        December 31, 2001 and 2000                          5

                        Notes to Condensed Consolidated
                        Financial Statements                                6

          Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 9

          Item 3. Quantitative and Qualitative Disclosure About
                        Market Risk                                        13

Part II.  Other Information

          Item 4. Exhibits and Reports on Form 8-K                         14

Signatures                                                                 17

                        CATALINA MARKETING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                                  December 31,                 December 31,
                                                            ------------------------     ------------------------
                                                              2001            2000         2001            2000
                                                            --------        --------     --------        --------
Revenues                                                    $114,730        $108,740     $313,132        $304,521

Costs and Expenses:
    Direct operating expenses                                 49,334          44,393      137,453         125,424
    Selling, general and administrative                       27,384          25,406       80,563          76,801
    Depreciation and amortization                             10,601          11,240       31,496          31,695
                                                            --------        --------     --------        --------
         Total costs and expenses                             87,319          81,039      249,512         233,920

                                                            --------        --------     --------        --------
Income From Operations                                        27,411          27,701       63,620          70,601

Interest Expense, Net and Other                                  (51)         (1,283)      (1,921)         (1,988)
                                                            --------        --------     --------        --------
Income Before Income Taxes and Minority
    Interest                                                  27,360          26,418       61,699          68,613

Income Taxes                                                  (9,985)        (10,039)     (22,521)        (26,080)
Minority Interest in Losses of Subsidiaries                        4             446           20           1,097
                                                            --------        --------     --------        --------
    Net Income                                                17,379          16,825       39,198          43,630

Proforma Addback:  Goodwill Amortization (Note 5)                  -             977            -           2,499
                                                            --------        --------     --------        --------
Proforma Net Income                                         $ 17,379        $ 17,802     $ 39,198        $ 46,129

Diluted:
-------
    Net Income Per Common Share                             $   0.31        $   0.29     $   0.69        $   0.75
    Proforma Addback:  Goodwill Amortization                       -            0.01            -            0.04
                                                            --------        --------     --------        --------
    Proforma Net Income per Common Share                    $   0.31        $   0.30     $   0.69        $   0.79
    Weighted Average Common Shares Outstanding                56,370          58,377       57,187          58,042

Basic:
-----
    Net Income Per Common Share                             $   0.31        $   0.30     $   0.70        $   0.78
    Proforma Addback:  Goodwill Amortization                       -            0.02            -            0.05
                                                            --------        --------     --------        --------
    Proforma Net Income per Common Share                    $   0.31        $   0.32     $   0.70        $   0.83
    Weighted Average Common Shares Outstanding                55,437          55,955       56,078          55,711

The accompanying Notes are an integral part of these consolidated financial statements.

                        CATALINA MARKETING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                      (unaudited)
                                                                      December 31,              March 31,
                           ASSETS                                        2001                    2001
                                                                 -------------------      ------------------
Current Assets:
  Cash and cash equivalents                                                $   4,562               $   7,280
  Accounts receivable, net                                                    55,515                  72,996
  Inventory                                                                    6,180                   5,222
  Deferred tax asset                                                           6,822                   7,893
  Prepaid expenses and other current assets                                   21,296                  24,637
                                                                 -------------------      ------------------
     Total current assets                                                     94,375                 118,028
                                                                 -------------------      ------------------
Property and Equipment:
  Property and equipment                                                     309,070                 292,954
  Accumulated depreciation and amortization                                 (185,195)               (162,529)
                                                                 -------------------      ------------------
     Property and equipment, net                                             123,875                 130,425
                                                                 -------------------      ------------------
Purchased intangible assets, net                                             152,498                 135,643
Other assets                                                                   3,936                   3,952
                                                                 -------------------      ------------------
Total Assets                                                               $ 374,684               $ 388,048
                                                                 ===================      ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $  12,807               $  18,437
  Accrued expenses                                                            46,043                  57,585
  Taxes payable                                                                7,854                   4,259
  Deferred revenue                                                            22,733                  32,924
  Short term borrowings                                                       12,485                  15,219
                                                                 -------------------      ------------------
     Total current liabilities                                               101,922                 128,424
                                                                 -------------------      ------------------
Deferred tax liability                                                        11,534                   8,968
Minority interest                                                                278                     295
Long term debt                                                                35,635                  38,764
                                                                 -------------------      ------------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock; $0.01 par value; 5,000,000
     authorized shares; none issued and outstanding                                -                       -
  Common stock; $0.01 par value; 150,000,000 authorized shares and 54,983,289 and 55,548,864 shares issued and outstanding
     at December 31, 2001 and March 31, 2001, respectively                       550                     555
  Paid-in capital                                                                542                  14,441
  Accumulated other comprehensive loss                                        (1,239)                 (1,050)
  Retained earnings                                                          225,462                 197,651
                                                                 -------------------      ------------------
     Total stockholders' equity                                              225,315                 211,597
                                                                 -------------------      ------------------
Total Liabilities and Stockholders' Equity                                 $ 374,684               $ 388,048
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

                        CATALINA MARKETING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                     -------------------------------------
                                                                         2001                     2000
                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $ 39,198                 $ 43,630
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Minority interest                                                 (20)                  (1,097)
          Depreciation and amortization                                  31,496                   31,695
          Tax benefit from exercise of non-qualified options and
          disqualified dispositions                                       6,903                    4,390

          Other                                                           3,250                   (1,483)
      Changes in operating assets and liabilities                         9,012                   (7,069)
                                                                     ------------             ------------
          Net cash provided by operating activities                      89,839                   70,066
                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                         (23,871)                 (45,530)
      Purchase of investments, net of cash acquired                     (32,540)                 (52,103)
                                                                     ------------             ------------
          Net cash used in investing activities                         (56,411)                 (97,633)
                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayments) borrowings on credit facility                     (3,000)                  10,000
      Proceeds from debt obligations                                      7,324                   12,684
      Principal payments on debt obligations                             (9,026)                 (13,641)
      Proceeds from issuance of common and subsidiary stock              15,459                   19,070
      Repurchase of company common stock                                (46,529)                       -
                                                                     ------------             ------------
          Net cash (used in) provided by financing activities           (35,772)                  28,113
                                                                     ------------             ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                         (2,344)                     546
Effect of exchange rate changes on cash and cash equivalents               (374)                     189
CASH AND CASH EQUIVALENTS, at end of prior period                         7,280                   13,765
                                                                     ------------             ------------
CASH AND CASH EQUIVALENTS, at end of current period                    $  4,562                 $ 14,500
                                                                     ============             ============

Supplemental Schedule of Other Transactions:
Cash Paid during the nine month period
  Interest                                                             $  1,676                 $  1,890
  Income Taxes                                                         $ 16,524                 $ 23,207

The accompanying Notes are an integral part of these consolidated financial statements.

                        CATALINA MARKETING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.   Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2001 and March 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000, and cash flows for the nine month periods ended December 31, 2001 and 2000.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The third quarter balances and results of the wholly-owned and majority-owned foreign subsidiaries are included as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000, respectively. All material intercompany profits, transactions and balances have been eliminated.

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

Note 2.   Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share
(EPS) to the denominator of diluted EPS (in thousands):

                                                          Three months ended                Nine months ended
                                                             December 31,                      December 31,
                                                    ----------------------------     ------------------------------
                                                        2001          2000                2001           2000
                                                    ----------------------------     ------------------------------
     Basic weighted average common
        shares outstanding                             55,437        55,955              56,078         55,711
     Dilutive effect of options outstanding               933         2,422               1,109          2,331
                                                    ----------------------------     ------------------------------

     Diluted weighted average common shares
        outstanding                                    56,370        58,377              57,187         58,042

Options to purchase 4,039,573 shares of common stock at exercise prices ranging from $32.55 to $36.82 per share for the nine months ending December 31, 2001 and options to purchase 4,159,723 shares of common stock at exercise prices ranging from $30.98 to $36.82 for the three months ending December 31, 2001 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock. All outstanding options to purchase shares of common stock for the three month and nine month periods ending December 31, 2000 were included in the computation of diluted EPS.


Note 3.   Comprehensive Income (in thousands):

                                                     Three months ended             Nine months ended
                                                        December 31,                   December 31,
                                                --------------------------     -------------------------
                                                       2001        2000             2001         2000
                                                      ------      ------           ------       ------
     Net income                                      $17,379      $16,825          $39,198      $43,630
     Other comprehensive income, net of tax:
        Currency translation adjustment                   36           (9)            (189)      (1,045)
                                                --------------------------     -------------------------
     Comprehensive Income                            $17,415      $16,816          $39,009      $42,585


Note 4.  Segment Information:

The Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company's results of operations do not include revenue from internal sources in the amounts of approximately $13,031,000 and $13,722,000 for the nine month periods ended, and $5,035,000 and $6,435,000 for the three month periods ended December 31, 2001 and 2000, respectively. Revenue from internal sources is wholly eliminated in the presentation of consolidated results.


Note 5.  Effect of SFAS No.142 Goodwill and Other Intangible Assets:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the accounting and reporting for goodwill and other intangibles. SFAS No. 142 is required for financial statements relating to fiscal years beginning after December 15, 2001. As permitted, the Company has chosen to adopt SFAS No. 142 early, effective as of April 1, 2001. In addition, proforma amounts have been presented on the face of the statements of income for the prior periods presented as if SFAS No. 142 had been implemented as of April 1, 2000.

Goodwill is no longer amortized but instead is subject to impairment tests at
least annually.   Impairment is defined as a fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires that the Company test all goodwill for impairment within six months of implementation. The Company has performed the required first step of testing for impairment by utilizing the discounted cash flow method and is not reporting any impairment of goodwill.

Purchased intangible assets include (dollars in thousands):

                                                         Weighted Avg.
                                                         Useful Life      December 31     March 31
                                                         (in years)          2001           2001
                                                         -----------         ----           ----
Patent license and retailer relationships in the
     United Kingdom                                          20           $ 12,691       $ 12,691
Accumulated amortization                                                    (3,490)        (3,014)

Purchased patents                                          14.6             26,852         26,550
Accumulated amortization                                                    (3,804)        (2,071)
                                                                          --------       --------

Identifiable intangible assets, net                                         32,249         34,156

Goodwill, net                                                              120,249        101,487
                                                                          --------       --------
Intangible assets, net                                                    $152,498       $135,643
                                                                          ========       ========

The increase in goodwill during the first nine months of fiscal 2002 is primarily a result of earnout payments made per acquisition agreements entered into in previous periods. Amortization for identifiable intangible assets was approximately $2,213,000 in the first nine months of fiscal 2002 and approximately $1,272,000 in the first nine months of fiscal 2001.

Estimated amortization of identifiable intangible assets is as follows as of December 31, 2001 (in thousands):

                           Patent License and
                          Retailer Relationships     Purchased
     Fiscal Year           in United Kingdom          Patents
     -----------          ------------------         ---------
     2002                        $635                  $2,317
     2003                         635                   2,324
     2004                         635                   2,324
     2005                         635                   2,321
     2006                         635                   2,311


Note 6.   Newly Issued Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of December 31, 2001 did not have any effect on the Company's financial statements.

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


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Fiscal 2002 Compared to Fiscal 2001

The Company's revenues for the third quarter of fiscal 2002 increased 6% compared with the same period in fiscal 2001. The growth was primarily a result of increased revenues at Health Services Marketing ("HSM") of approximately 101% and, to a lessor extent, increased revenues of approximately 4% in the Company's research operations ("Research", consisting of Alliance Research and Market Intelligence), while domestic core business revenues were consistent with the comparable period of fiscal 2001. Revenues for the Company's first nine months of fiscal 2002 increased approximately 3% compared with the same period in fiscal 2001. Fiscal year to date increase in revenue was due primarily to growth of 102% and 16% in HSM and Research, respectively, while domestic core business revenues declined approximately 3% due to a decreased number of promotions printed.

In the U.S., the Catalina Marketing Network was in 16,503 stores on December 31, 2001, which reach 209 million shoppers each week as compared to 15,171 stores reaching 194 million shoppers each week on December 31, 2000 and 15,475 stores reaching 185 million shoppers each week on March 31, 2001. The Health Resource Network was in 17,622 pharmacies on December 31, 2001 as compared to 14,349 pharmacies on December 31, 2000 and 12,578 pharmacies on March 31, 2001.
Outside the U.S., the Catalina Marketing Network was in 3,338 stores on December 31, 2001, reaching 37 million shoppers each week, as compared to 2,547 stores reaching 31 million shoppers each week on December 31, 2000 and 2,617 stores reaching 30 million shoppers each week on March 31, 2001.

During the first nine months of fiscal 2002 the Company installed its Catalina Marketing Network in 1,028 stores in the U.S., net of deinstallations, as compared to 1,655 stores in the comparable fiscal 2001 period. Deinstallation activity occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 5,044 pharmacies in the first nine months of fiscal 2002, net of deinstallations, including 2,600 Eckerd locations, as compared to 288 stores in the comparable fiscal 2001 period. Outside the U.S., the Company installed the Catalina Marketing Network in 721 stores in the first nine months of fiscal 2002, net of deinstallations, as compared to decrease of 23 stores in the comparable fiscal 2001 period.

Direct operating expenses consist of retailer fees, paper and toner, sales commissions, loyalty and direct marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks, primarily expenses relating to operations personnel and service offices, and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $49.3 million and $137.5 million for the third quarter and first nine months of fiscal 2002, respectively, from $44.4 million and $125.4 million, respectively, in the comparable periods of fiscal 2001. Direct operating expenses in the third quarter of fiscal 2002 as a percentage of revenues increased to 43.0% from 40.8% in the comparable period of fiscal 2001. Direct operating expenses increased in the first nine months to 43.9% from 41.2% for the comparable period of fiscal 2001. These increases in fiscal 2002 are due to a rise in the Company's retailer fees associated with HSM contract provisions, as well as the fact that HSM revenues, which generally have a higher level of direct operating expenses on a percentage basis than revenues from the core domestic business, constituted a greater percentage of overall revenue. Additionally, Market Logic has experienced higher than historical direct operating expenses associated with its direct marketing program. These increases have been offset by the reduced costs associated with the Company's paper and toner expenses relating to HSM operations and decreased billboard expenses in the Japan subsidiary.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, overhead and new product development expenses. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2002 were $27.4 million and $80.6 million, respectively, compared to $25.4 million and $76.8 million, respectively, for the comparable periods of fiscal 2001, increases of 7.8% and 4.9 %, respectively. As a percentage of revenues, selling, general and administrative expenses in the third quarter of fiscal 2002 were 23.9%, an increase of .5% over the comparable period of fiscal 2001 of 23.4%. For the first nine months of fiscal 2002, selling general and administrative expenses were 25.7%, an increase of .5% over the comparable period of fiscal 2001 of 25.2%. These increases are primarily attributable to an expanded sales force in the core business mitigated by decreases in legal expenses and new business development expenses.

Depreciation expense increased to $9.9 million for the third quarter and $29.3 million for the first nine months of fiscal 2002, respectively, from $9.7 million and $27.8 million for the comparable periods in fiscal 2001. Depreciation expense increased due to continued capital expenditures associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense decreased due to the change in accounting principle under SFAS No. 142 (see Note 5), to $0.7 million in the third quarter and $2.2 million for the first nine months of fiscal 2002, respectively, from $1.6 million and $3.9 million in comparable periods of fiscal year 2001.

Interest expense, net and other decreased to approximately $51,000 net expense for the third quarter of fiscal 2002 from approximately $1,283,000 net expense for the comparable period in fiscal 2001. This decrease in net expense is primarily attributable to favorable fluctuations in exchange rates between U.S. and European currencies during the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000. Interest expense, net and other for the nine months ended December 31, 2001, was approximately $1,921,000, consistent with the prior fiscal period expense of approximately $1,988,000.

The provision for income taxes was $10.0 million, or 36.5 % of income before income taxes and minority interest, for the third quarter of fiscal 2002, compared to $10.0 million, or 38.0% of income before income taxes and minority interest, for the same period in fiscal 2001. The rate decrease is primarily due to the change in accounting principle under SFAS No. 142 pursuant to which the Company's earnings before income tax increased while the actual calculation of tax expense remained constant (see Note 5). The Company's effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and the effect of various nondeductible expenses.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations completed after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of December 31, 2001 did not have any effect on the Company's financial statements.

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

The reduction of goodwill amortization due to the adoption of SFAS No. 142 increased net income by approximately $1.4 million or $.02 diluted earnings per share in the third quarter of fiscal 2002. Pro forma impact on third quarter fiscal 2001 resulted in an increase in net income of approximately $1.0 million or $.01 diluted earnings per share.

Set forth below is the proforma SFAS No. 142 effect on results of operations for fiscal year 2001:

                                                 1/st/ Quarter    2/nd/ Quarter    3/rd/ Quarter    4/th/ Quarter     Total Year
                                                ---------------  ---------------  ---------------  ---------------   ------------
Net Income                                             $11,743          $15,062          $16,825          $14,505          $58,135

Addback:  Goodwill Amortization                            628              894              977            1,043            3,542
                                                  ------------  ---------------  ---------------  ----------------   -------------
Adjusted Net Income                                    $12,371          $15,956          $17,802          $15,548          $61,677

Diluted:
Net Income Per Common Share                            $  0.20          $  0.26          $  0.29          $  0.25          $  1.00
Addback:  Goodwill Amortization                           0.02             0.01             0.01             0.02             0.06
                                                  ------------  ---------------  ---------------  ----------------   -------------
Adjusted net Income per Common Share                   $  0.22          $  0.27          $  0.30          $  0.27          $  1.06

Weighted Average Common Shares Outstanding              57,480           58,348           58,377           57,584           57,919

Basic:
Net Income Per Common Share                            $  0.21          $  0.27          $  0.30          $  0.26          $  1.04
Addback:  Goodwill Amortization                           0.01             0.02             0.02             0.02             0.07
                                                  ------------  ---------------  ---------------  ----------------   -------------
Adjusted Net Income per Common Share                   $  0.22          $  0.29          $  0.32          $  0.28          $  1.11

Weighted Average Common Shares Outstanding              55,380           55,786           55,955           55,936           55,767

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


Liquidity and Capital Resources

The Company's primary capital expenditures are store equipment and third party store installation costs, as well as data processing equipment for the Company's central data processing facilities. Total store equipment and third party store installation costs typically range from $3,000 to $13,000 per store. During the first nine months of fiscal 2002 and 2001, the Company made capital expenditures of $23.9 million and $45.5 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

Earnout payments of approximately $30.4 million were made during the first nine months of fiscal 2002 per the terms of the Alliance Research, Market Logic, and Compuscan acquisition agreements of which $14.7 million was accrued as of March 31, 2001. These payments resulted in an increase in goodwill of $29.4 million and an increase in patents of $1.0 million.

Additionally, the Company purchased patents in the amount of $.3 million during the first nine months of fiscal 2002.

Subsidiary stock repurchases of approximately $1.8 million were made during the first nine months of fiscal year 2002. These payments are accounted for as an increase in goodwill.

During the first nine months of fiscal 2002 the Company repurchased 1,621,100 shares of its common stock for a total of $46.5 million. On July 26, 2001, the Board of Directors approved additional repurchases of the Company's common stock to a total of $75.0 million. As of December 31, 2001, $43.6 million was still available for share repurchase under the July 26, 2001 authorization.

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


Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

                          Part II - Other Information



Item 4.        Exhibits and Reports on Form 8-K.

               a. Exhibits

Exhibit
-------
 No.                       Description of Document
 ---                       -----------------------

  *3.3    --   Restated Certificate of Incorporation

 **3.3.1  --   Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

 **3.3.2  --   Certificate of Designation, Preferences and Rights setting forth the terms of the Company's Series X Junior Participating
               Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-
               K for the year ended March 31, 1997

  *3.4    --   Restated Bylaws

**10.4    --   Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-
               K for the year ended March 31, 1994

**10.4.1  --   Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Report on Form
               10Q for the quarter ended June 30, 1997

**10.4.2  --   Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1999

* 10.12   --   Form of Director and Officer Indemnification Agreement

**10.18   --   Lease Agreement dated as of June 30, 1993 by and between QP One
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

Exhibit
-------
No.                           Description of Document
---                           -----------------------

**10.25   --   Stockholder Protection Agreement, dated May 8, 1997, between the
               Registrant and ChaseMellon Shareholder Services, L.L.C., as rights agent, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed on May 8, 199 7

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



February 13, 2001                       CATALINA MARKETING CORPORATION
                                        ----------------------------------------
                                        (Registrant)




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