Form 10-K
period 2002-03-31
CATALINA MARKETING CORP/DE
filed 2002-05-23
CIK 883977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 1-11008

CATALINA MARKETING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0499007
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

200 Carillon Parkway, St. Petersburg, Florida	33716-2325
(Address of Principal Executive Offices)	(Zip Code)

(727) 579-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of April 22, 2002 ($35.00), as reported by the New York Stock Exchange, Inc., was $1,712,333,875. The number of shares of Registrant’s common stock, par value $0.01 per share, outstanding as of April 22, 2002, was 55,401,526.

Documents Incorporated by Reference

Certain portions of Registrant’s Definitive Proxy Statement for 2002 are incorporated by reference in  Part III of this report.

FORM 10-K

PART I

Item 1.     Business

General

Catalina Marketing Corporation, a Delaware corporation, (“Catalina Marketing” or the “Company”) provides a wide range of strategic, targeted marketing solutions for consumer goods companies, pharmaceutical manufacturers, and their respective retailers. The targeted marketing services of the Company are provided by interrelated operating groups that strive to influence the purchasing behavior of consumers wherever and whenever they make purchasing decisions. Through their operating groups, Catalina Marketing is able to reach consumers internationally and domestically—in-store, using incentives, loyalty programs, sampling and advertising messages; at-home, through direct mailings and online. As of March 31, 2002, the Company employed 1,597 people reporting into 32 offices throughout the United States, Europe and Asia.

Services

Catalina Marketing was founded in 1983 to provide consumers with in–store targeted coupons. Employing data mining technology from the Company’s in-store Network (the “Catalina Marketing Network®”), Catalina Marketing now offers in-store, online and at-home reach in providing its strategic marketing solutions. These solutions are purchase-based, individually customized communications and promotions for manufacturers and retailers that increase sales through incentives, loyalty programs, sampling and advertising messages. The Company’s services enable retailers and manufacturers to impact purchase decisions before, during and after the purchase using a variety of strategic, targeted programs.

The primary service line of the Catalina Marketing Network is the in–store delivery of incentives at the checkout lane. Catalina Marketing links its proprietary software, computers, central databases and specially designed thermal printers with a retailer’s point-of-sale controllers and scanners. The system prints customized promotion certificates at the point of sale based on product Universal Product Codes (“UPC”) or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Catalina Marketing contracts with manufacturers and retailers to print promotions and receives a fee for each promotion printed.

Catalina Marketing enters into agreements with retail chains to install the Catalina Marketing Network in all or selected stores within the chain, either regionally or nationally. Upon installation, the retailer pays a one-time fee for each installation and generally agrees to use the Catalina Marketing Network in its store for a minimum of five years. Catalina Marketing pays distribution fees to, and exchanges services with the retailer based on the number of manufacturer promotions printed.

The equipment installed in each retail store consists of a thermal printer at each checkout lane linked by a personal computer on premises to the retailer’s point-of-sale controller and scanning equipment. Catalina Marketing operates two data processing facilities in the United States that communicate via modem with the personal computers installed in the stores to send promotional instructions and retrieve performance data. All of the equipment and supplies, including computers, printers and paper, used in a retail installation are purchased through outside sources. While there are currently a few primary suppliers, Catalina Marketing believes that alternate sources of supply are available without material interruptions of the Company’s business.

The services of the Catalina Marketing Network are driven by proprietary software. The software design is flexible and upgradable, supporting new applications that are developed and implemented on a continuous basis. This flexibility allows the network to offer new services, expand, and evolve as industry or customer requirements change.

Catalina Marketing offers its core programs and services through the Catalina Marketing Network, which is operated primarily in supermarkets. These targeted marketing solutions, including discount coupons, loyalty marketing programs, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers based on their actual purchase behavior. By specifying which purchases will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. Catalina Marketing’s integrated program of applications is designed to reach shoppers before, during and after the purchase. Couponing programs, such as Checkout Coupon® and Checkout Direct®, use patented UPC-based scanner technology to target consumers and distribute coupons at checkout based on actual purchase behavior. Personally identifiable data that may be collected from the Company’s targeted marketing programs, as well as its research programs, is not sold or given to any outside party without the express permission of the consumer.

Each program is designed to meet specific objectives of consumer packaged goods manufacturers and supermarket retailers. Loyalty programs allow manufacturers and retailers to target specific households based on over 52 weeks of past purchase data. For retailers, loyalty programs include frequent shopper card production and data management. Sampling programs target consumers based on either current purchase behavior or through a household-level database and deliver samples upon request. Samples can be full or trial-sized and delivered in-store or at home. Advertising programs allow manufacturers to reach a captive audience through a toll-free number, announcement or message delivered at the checkout stand. In-store instant-win games are tied-in with the retailer by offering a chance to win instantly at the checkout stand based on products that are purchased.

Catalina Marketing offers 13 four-week cycles of availability on the Catalina Marketing Network each year for more than 650 product categories, such as coffee, baby food and frozen entrees. Exclusive rights to product categories are generally given to the purchasers of specific cycle or cycles in particular product categories, and for national programs, a right of first acceptance to purchase the same cycles in the subsequent year is given to the manufacturer who purchased the earlier cycles.

The primary revenue source of the Catalina Marketing Network is a function of total promotions printed based on a per promotion charge, with a minimum category fee for manufacturers based on shopper reach of the network and category unit volume. Redemption processing of these promotions is similar to that of traditional manufacturer coupons. Retailers provide discounts to consumers who present the coupons, send redeemed coupons to clearinghouses, and receive reimbursements for the discounts provided and handling fees from the manufacturers.

Retail loyalty marketing services offer targeted direct mail marketing services through Market Logic, Inc. (“Market Logic”) and loyalty card production services through the Company’s facilities based in Manasquan, New Jersey (formerly Dynamic Controls, Inc. or DCI). Retail loyalty marketing services also provides data collection services, data storage services, data mining services and report processing services through the Company’s facilities based in St. Petersburg, Florida and Manasquan, New Jersey.

Catalina Marketing’s core domestic product lines, described above, contributed approximately 70 percent of the Company’s revenues in fiscal 2002, 74 percent in fiscal 2001, and 74 percent in fiscal 2000. In the United States as of March 31, 2002, the Catalina Marketing Network was installed in 16,488 retail stores reaching more than 204 million shoppers weekly.

The international operations of Catalina Marketing provide in–store electronic targeted marketing services for consumers in Europe and Asia. The Company’s current presence in Europe is in the United Kingdom, France, and Italy. In Asia, the Company currently operates in Japan. As of March 31, 2002, the Company had installed its network in 2,897 supermarket and hypermarket retailers in Europe, and its weekly shopper reach was approximately 24.7 million. In Asia, where the Company provides outdoor media services, in addition to in-store electronic targeted marketing services, the Catalina Marketing Network has a weekly shopper reach now totaling nearly 11.0 million in 484 retail outlets as of March 31, 2002. Segment and geographic information regarding international revenues and long-lived assets is presented in Note 10.

Health Resource Publishing (“HRP”) uses an in-store prescription-based targeting technology to provide direct-to-consumer and targeted information services advertising to healthcare consumers at the pharmacy level through the Health Resource Network. The Health Resource® newsletter is triggered by the National Drug Code (“NDC”), found on all prescription drugs and targeted to the consumer based on the NDC, age, gender, third party payer, or first script / refill. When a prescription is processed via the Health Resource Network, this customized newsletter with prescription information, therapeutically relevant editorial and product advertising material is laser-printed in the pharmacy and given to consumers by their Pharmacist when they get their medication.

HRP provides patients with targeted information to help them make better decisions about their healthcare through a variety of health-related educational tools designed to engage and educate patients regarding their prescription medication. Compliance DirectSM improves prescription medication compliance and persistence. Sent to patients from their own pharmacies, Compliance Direct letters contain compliance messages, such as welcoming the patient to therapy or refill reminders, sponsored by the manufacturer. PharmAwareSM delivers customized messages for pharmaceutical manufacturers needing to get their educational messages directly to the pharmacist and pharmacy staff via the in-store Health Resource printer. The Brand Awareness CounterMat places brand specific messages directly on the pharmacy counter, ensuring customers dropping off/picking up prescriptions see the advertisement.

HRP offers availability on the Health Resource Network to clients for product triggers based on all prescription medications, which are distinguished by an NDC symbol. Clients are able to use these triggers to promote a wide variety of products such as over the counter medicines, prescription medication, and other healthcare remedies and merchandise. Exclusivity rights for a particular trigger are only given to those clients that contract for periods of one year or more. Right of first acceptance to purchase the same exclusivity in the subsequent year is given to those customers who are granted trigger exclusivity.

The primary revenue source of the Health Resource Network is a function of total promotions printed based on a per promotion charge, with a minimum category fee for customers based on shopper reach of the network and trigger unit volume.

On June 1, 2000, the Company acquired HealthCare Data Corporation (“HDC”), a company likewise engaged in prescription based targeted marketing to pharmacy customers. The acquisition of HDC, together with the organic growth of the Health Resource Network, enabled HRP to expand its networks to 17,716 pharmacy outlets reaching more than 16 million households weekly as of March 31, 2002. The business operations of HDC have been integrated with HRP, the combination of which are referred to herein as “HRP.”

Developing product lines include the services provided by Catalina Interactive Marketing Services (“CIMS”) and Alliance Research (“ARI”). CIMS, previously Supermarkets Online, provides the industry’s leading online secure coupon format through its ValuPageSM service at www.valupage.com. The ValuPage service makes use of a bar code that, when printed at home and presented at the checkout lane of one of the 14,049 participating supermarkets, along with the promoted items, issues redeemable coupons, or “Web Bucks”, from in-store printers, which are cash rewards that consumers use to save on their next visit to the store. CIMS also offers a ValuPage e-mail service that delivers ValuPage coupons and other consumer packaged goods promotions directly to a shopper’s e-mail in-box.

ARI, acquired in July 1999, provides research products on consumer attitudes. ARI has developed a suite of proprietary techniques for attitudinal research through the application of emerging technologies. These technologies include Interactive Voice Response, which allows consumers to respond to surveys via automated telephone services, and VOCALS®, which digitally records actual voice responses in telephone surveys. ARI’s newest product line, GuestTrax, surveys customer satisfaction in the restaurant, retail and entertainment industries. On September 1, 2000, the Company acquired Market Intelligence, Inc. (“MI”), an attitudinal research company, to supplement its internal growth plans and strategies. The business operations of MI have been integrated with ARI, the combination of which are referred to herein as “Research.”

Sales and Marketing

The Company has a manufacturer sales force and a retail sales and marketing force, both working on providing the Company’s targeted marketing services to its customers. The combined manufacturer and retail sale forces provide a coordinated sales approach to each client in order to offer tailored targeted marketing solutions.

Manufacturer Sales Force.    The primary focus of the Company’s marketing effort is to attract national consumer packaged goods and prescription medication manufacturers to purchase category cycles. The sales and client service force of Catalina Marketing focus on current and prospective customers, and work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand’s strategies and objectives.

Retail Sales and Marketing Force.    Catalina Marketing has two goals for its retail sales and marketing force. The first is to continue expansion of its distribution channel by installing stores and pharmacies in major markets that are not currently part of the Catalina Marketing Network or the Health Resource Network. Expansion of HRP is achieved through the addition of new major pharmacy chains. The second is to encourage currently installed retailers to use the Company’s full-service retail loyalty marketing services, as well as Network-generated incentives to promote private label brands or high-margin departments.

Research and Development

The Company’s expenditures for research and development are generally for market research, software development, system upgrades and pilot-project execution to create, test and support new applications for the Catalina Marketing and Health Resource Networks. Catalina Marketing believes that new service and application development, along with market expansion, are vital to maintain its continued growth.

Competition

Competition in the marketing services business is intense and includes many competitors. Catalina Marketing competes for manufacturers’ advertising and consumer promotion budgets with a wide range of media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Within the coupon industry, the Company competes with various traditional coupon delivery methods that are less expensive per delivered coupon, including free-standing inserts (“FSI”), newspapers, direct mail, magazines and in- or on-product packaging, as well as other “in-store” marketing companies that use a variety of coupon, promotion or advertising delivery methods. HRP’s competition includes a variety of direct to consumer advertisers for healthcare products. Catalina Marketing competes for advertising and promotional dollars based on the efficiency of the Catalina Marketing Networks, its ability to accurately and effectively target potential customers, the number of shoppers reached, and the ability to influence consumer buying behavior.

Employees

Catalina Marketing employed 1,597 people as of March 31, 2002, approximately 1,295 of which were full-time. No employees are covered by a collective bargaining arrangement. More than 1,400 of the Company’s employees are employed in the United States, with approximately 27 percent of the United States employees based in the St. Petersburg, Florida headquarters.

Patents, Proprietary Information and Trademarks

Catalina Marketing currently holds 155 United States and foreign patents relating to Catalina Marketing products and services and has a variety of patent applications pending. These patents include the initial targeted incentive core patents as well as improvements and additional inventions related to Catalina Marketing’s current products and services and provide a competitive advantage; accordingly the Company will vigorously defend its proprietary rights in all appropriate circumstances. Patent protection for evolving and new products and services is important in maintaining Catalina Marketing’s leading position in the marketing and promotion industry, and will be a major factor affecting its future performance along with its ability to market its services to retailers and manufacturers.

Catalina Marketing also believes that product recognition is an important competitive factor in the electronic marketing and promotion industry. Accordingly, the Company promotes its service marks and trademarks in connection with its product and marketing activities. It also regards certain computer software in the Catalina Marketing Network and each additional service application as proprietary and protects such software, as appropriate through copyrights, trade secret laws, non-disclosure agreements and internal security measures. While such methods may not afford complete protection, as there can be no absolute assurance that others will not independently develop such know-how, concepts, or ideas, Catalina Marketing believes these methods offer significant protection for its proprietary software.

Item 2.     Properties

The Company moved into its current headquarters facility in November, 2000 in St. Petersburg, Fl. This 142,857 square foot facility houses the Company’s principal administrative, marketing, information technology and product development offices. The Company leases an additional 27 sales and support offices across the United States, consisting of approximately 375,000 square feet in the aggregate, and four offices for its foreign operations. The Company believes that the new headquarters facility along with the existing sales and support offices are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and additional sales and support offices for the foreseeable future.

Item 3.     Legal Proceedings

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

A.	Market Prices of Stock

The Company’s common stock, par value $0.01 per share (“Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “POS.” The following table sets forth the high and low closing prices as reported by the NYSE for the Common Stock for the quarters ended as follows:

	High	Low
Fiscal 2002:
March 31, 2002	$39.01	$34.74
December 31, 2001	34.78	26.40
September 30, 2001	34.52	26.99
June 30, 2001	37.59	28.40

Fiscal 2001:
March 31, 2001	$36.31	$29.81
December 31, 2000	40.00	35.19
September 30, 2000	44.00	33.88
June 30, 2000	36.10	29.50

Stock prices reflect the effect of the 3-for-1 stock split in Fiscal 2001.

B.	Stockholders

As of March 31, 2002, there were approximately 918 registered holders of shares of Common Stock.

C.	Dividends

The Company has not paid any cash dividends to date, and there are no current plans to pay a cash dividend in the future.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected Income Statement Data and Balance Sheet Data set forth below are derived from the audited Consolidated Financial Statements of the Company and the related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Income Statement Data:
Revenues	$446,668	$417,881	$350,922	$264,783	$217,150
Costs and expenses:
Direct operating expenses	193,121	174,237	142,229	110,167	84,191
Selling, general and administrative	111,492	106,382	88,247	59,363	56,364
Depreciation and amortization	42,032	43,243	35,175	27,342	23,703

Total costs and expenses	346,645	323,862	265,651	196,872	164,258

Income from operations	100,023	94,019	85,271	67,911	52,892
Interest expense and other, net	(2,619)	(2,081)	(595)	(2,334)	(963)
Provision for income taxes	(35,552)	(34,945)	(34,041)	(27,969)	(19,058)
Minority interest in losses of subsidiaries	28	1,142	713	—	—

Net income	$61,880	$58,135	$51,348	$37,608	$32,871

Diluted net income
Per common share	$1.08	$1.00	$.89	$.66	$.58
Proforma Addback: Goodwill Amortization	—	.06	.04	.02	.02

Proforma Net Income per Common Share	$1.08	$1.06	$.93	$.68	$.60

Diluted weighted average common shares outstanding	57,104	57,919	57,957	57,027	57,078
Balance sheet data:
Cash and cash equivalents	$13,276	$7,280	$13,765	$13,942	$18,434
Property and equipment, net	119,118	130,425	115,000	87,686	70,513
Total assets	403,802	388,048	303,752	221,047	157,066
Long term debt	16,469	38,764	14,144	6,033	1,731
Total stockholders’ equity	254,868	211,597	141,045	120,933	90,042
Other data:
U.S. Checkout Coupon stores installed at end of period	16,488	15,475	13,516	12,092	11,164
International Checkout Coupon stores installed at end of period	3,381	2,617	2,587	1,935	1,372
Health Resource Network pharmacy outlets installed at end of period	17,716	12,578	6,671	3,861	1,920
Capital expenditures, net	30,158	54,190	58,217	39,954	24,250
Payment for repurchase of common stock	46,529	15,843	47,603	18,248	50,815

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Catalina Marketing provides a multi-functional communications network that provides a wide range of strategic targeted marketing solutions for manufacturers and retailers through a variety of product lines. The evolution of the Company’s product lines has resulted in a single targeted marketing services organization with interrelated operating groups, which engages consumers to influence purchase decisions. As of March 31, 2002, the Company employed 1,597 people reporting into 32 offices throughout the United States, Europe and Asia.

Results of Operations

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

Revenues were $446.7 million in fiscal 2002, up 7 percent over revenues of $417.9 million in fiscal 2001. The increase in revenues is due primarily to substantial expansion of the Health Resource Network and growth in the Company’s Retail Loyalty Marketing Services.

In the United States, the Catalina Marketing Network was in 16,488 stores at March 31, 2002, which reach approximately 204 million shoppers each week as compared to 15,475 stores reaching approximately 185 million shoppers each week at March 31, 2001. The Health Resource Network was in 17,716 pharmacies on March 31, 2002, as compared to 12,578 pharmacies on March 31, 2001. Outside the U.S., the Catalina Marketing Network was in 3,381 stores at March 31, 2002, which reach approximately 36 million shoppers each week as compared to 2,617 stores reaching approximately 30 million shoppers each week at March 31,2001. In fiscal 2002, the Company installed its Catalina Marketing Network in 1,013 stores (net of deinstallations) in the United States as compared to 1,959 stores in fiscal 2001. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 5,138 pharmacies (net of deinstallations) in fiscal 2002 as compared to 1,320 pharmacies in fiscal 2001 in addition to the 4,587 stores added in connection with the purchase of HDC. Outside the United States, the Company installed 764 stores (net of deinstallations) in fiscal 2002 as compared to 30 stores (net of deinstallations) in fiscal 2001.

Direct operating expenses consist of retailer fees, paper, data line charges, sales commissions, loyalty and direct mail marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks (primarily expenses relating to operations personnel and service offices), and the direct expenses associated with operating the outdoor media business in a majority-owned subsidiary in Asia. Direct operating expenses increased in absolute terms to $193.1 million in fiscal 2002 from $174.2 million in fiscal 2001. Direct operating expenses in fiscal 2002 as a percentage of revenues increased to 43.2 percent from 41.7 percent in fiscal 2001. These increases in fiscal 2002 are due primarily to a rise in the Company’s retailer fees associated with HRP contract provisions, as well as the fact that HRP revenues, which generally have a higher level of direct operating expenses on a percentage basis, constituted a greater percentage of overall revenue. Additionally, Market Logic has experienced higher than historical direct operating expenses associated with its direct marketing program. The increases in the direct operating expenses as a percent of revenue have been offset by the reduced costs associated with the Company’s paper and toner expenses relating to HRP operations and decreased billboard expenses in the Japan subsidiary.

Selling, general and administrative expenses include personnel–related costs of selling and administrative staff, overhead, marketing expenses and new product development expenses. Selling, general and administrative expenses in fiscal 2002 were $111.5 million compared to $106.4 million in fiscal 2001, an increase of 4.8 percent or $5.1 million. As a percentage of revenues, selling, general and administrative expenses decreased 0.5 percent in fiscal 2002, to 25.0 percent from 25.5 percent in fiscal 2001. Expenses increased in dollars due to growth of the sales force while as a percent of revenue decreased primarily as a function of revenue growth in fiscal 2002 as compared to fiscal 2001.

Depreciation expense increased to $39.1 million for fiscal 2002 from $37.5 million for fiscal 2001. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense decreased to $3.0 million for fiscal 2002 from $5.7 million in fiscal 2001 due to the change in accounting principle under SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 12).

Interest expense and other, net was $2.6 million for fiscal 2002 compared to $2.1 million for fiscal 2001. This increase in net expense is primarily attributable to unfavorable exchange rates between U.S. and European currencies during the year.

The provision for income taxes increased to $35.6 million, or 36.5 percent of income before income taxes and minority interest, for fiscal 2002 compared to $34.9 million, or 38.0 percent of income before income taxes, for fiscal 2001. The rate decrease is primarily due to the change in accounting principle under SFAS No. 142 pursuant to which the Company’s earnings before income tax increased while taxable income was affected to a lesser extent. The Company’s effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and the effect of various nondeductible expenses.

Year Ended March 31, 2001 compared to Year Ended March 31, 2000

Revenues were $417.9 million in fiscal 2001, up 19 percent over revenues of $350.9 million in fiscal 2000. The increase in revenues is due to an increase in promotions printed worldwide, expansion of the Health Resource Network, growth in Checkout Direct® programs as well as increases in direct mail marketing and other loyalty programs. Additionally, fiscal 2001 includes revenues from HDC and MI, acquired in June and September 2000, respectively.

In the United States, the Catalina Marketing Network was in 15,475 stores at March 31, 2001, which reach approximately 185 million shoppers each week as compared to 13,516 stores reaching approximately 165 million shoppers each week at March 31, 2000. The Health Resource Network was in 12,578 pharmacies on March 31, 2001, including 4,587 acquired in the purchase of HDC on June 1, 2000, as compared to 6,671 pharmacies on March 31, 2000. Outside the U.S., the Catalina Marketing Network was in 2,617 stores at March 31, 2001, which reach approximately 30 million shoppers each week as compared to 2,587 stores reaching approximately 35 million shoppers each week at March 31, 2000. In fiscal 2001, the Company installed its Catalina Marketing Network in 1,959 stores (net of deinstallations) in the United States as compared to 1,424 stores in fiscal 2000. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The Company also installed its Health Resource Network in 1,320 pharmacies (net of deinstallations) in fiscal 2001 as compared to 2,810 pharmacies in fiscal 2000. Outside the United States, the Company installed 30 stores (net of deinstallations) in fiscal 2001 as compared to 652 stores (net of deinstallations) in fiscal 2000.

Direct operating expenses increased in absolute terms to $174.2 million in fiscal 2001 from $142.2 million in fiscal 2000. Direct operating expenses in fiscal 2001 as a percentage of revenues increased to 41.7 percent from 40.5 percent in fiscal 2000. This increase in fiscal 2001 is principally attributable to increased data line charges, an increased provision for doubtful accounts and increased expenses relating to the administration of the Catalina Marketing Network (information technology related costs), as well as higher operating expenses at Market Logic, offset by lower direct operating expenses in connection with revenue associated with the increase in direct marketing and research programs at ARI and in the newsletter production services at HRP.

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

Depreciation and amortization increased to $43.2 million for fiscal 2001 from $35.2 million for fiscal 2000. Depreciation increased due to the investment in capital expenditures, during the current and prior periods, associated with new operating units and product lines, data processing equipment and the increase in stores installed. Amortization expense increased due to the increases in goodwill and other intangible assets related to the Company’s acquisitions.

Interest expense and other, net was $2.1 million for fiscal 2001 compared to $0.6 million for fiscal 2000. This increase is primarily attributable to increased long and short term borrowing balances in the Company and its Asian subsidiary.

The provision for income taxes increased to $34.9 million, or 38.0 percent of income before income taxes and minority interest, for fiscal 2001 compared to $34.0 million, or 40.2 percent of income before income taxes, for fiscal 2000. The rate decrease is primarily due to the Company’s ability to utilize net operating loss carry forwards of a wholly owned foreign subsidiary and lower state taxes. The Company’s effective tax rate is higher than the federal statutory income tax rate due to state and foreign income taxes and various nondeductible expenses, primarily the amortization of goodwill related to the Company’s acquisitions.

Significant Accounting Policies

The Company has identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis and Results of Operations where such policies affect our reported financial results. A detailed discussion of these and other accounting policies can be found in Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

Principles of Consolidation and Preparation.    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The outside investments in the Company’s majority-owned subsidiaries are accounted for as minority interests on the Company’s consolidated balance sheets and income statements. The accounts of the wholly-owned and majority-owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year-end. The Company’s investments in non-majority owned companies were accounted for using the cost method. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates. Actual results may differ from those estimates.

Property and Equipment.    Property and equipment are stated at cost. Depreciation of store equipment, billboards and furniture and office equipment is computed using the straight-line method based on the estimated useful lives of the related assets, generally three to eight years. Office equipment includes EDP equipment and software bought and developed for internal use. Third party installation costs, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred. The Company performed a review of its long-lived assets as of March 31, 2002 and 2001 and is not reporting any impairment as a result of these reviews.

Purchased Intangible Assets, net.    Purchased intangible assets primarily include goodwill, purchased patents and other intangibles arising out of the Company’s acquisitions. Purchased intangible assets other than goodwill are amortized over their useful lives (ranging from 5 to 20 years) using the straight line method. Goodwill is not amortized but instead is subject to impairment tests at least annually. Impairment occurs when fair market value is less than the carrying value of the asset on the financial statements. Asset values determined to be impaired will be expensed in the period when impairment is established. The Company has performed the required testing for impairment by utilizing the discounted cash flow method and is not reporting any impairment of goodwill.

Revenue Recognition and Deferred Revenue.    In accordance with coupon industry practice, the Company generally pre-bills customers for purchased category or trigger cycles. The purchase of a cycle gives a customer the exclusive right to have promotions printed for a particular product category or trigger during the applicable period. The Company recognizes in-store electronic marketing service revenues as promotions are printed. Amounts collected prior to printing are reflected as deferred revenue until printing occurs. Loyalty services revenue is recognized when the loyalty cards or mailings are shipped.

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

In the Company’s judgement, use of the above accounting policies best support the estimates and assumptions required in the preparation of the Annual Report on Form 10-K that affect the reported amount of assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.

Quarterly Results

The following table presents certain unaudited quarterly results for the last eight quarters. Proforma addback presents the effects of SFAS 142, “Goodwill and Other Intangible Assets” for fiscal 2001 (See Note 12):

	Three Months Ended
	Mar 31, 2002	Dec 31, 2001	Sep 30, 2001	Jun 30, 2001	Mar 31, 2001	Dec 31, 2000	Sep 30, 2000	Jun 30, 2000
	(Dollars in thousands, except per share amounts)
Revenues	$133,536	$114,730	$103,978	$94,424	$113,360	$108,740	$101,837	$93,944
Direct operating expenses	55,668	49,334	46,929	41,190	48,812	44,393	41,775	39,257
Selling, general and administrative	30,929	27,384	26,477	26,702	29,580	25,406	26,172	25,224
Depreciation and amortization	10,536	10,601	10,189	10,706	11,550	11,240	10,176	10,277

Income from operations	36,403	27,411	20,383	15,826	23,418	27,701	23,714	19,186
Interest expense and other, net	(698)	(51)	(787)	(1,083)	(93)	(1,283)	(42)	(663)
Provision for income taxes	(13,031)	(9,985)	(7,154)	(5,382)	(8,865)	(10,039)	(9,001)	(7,040)
Minority interest in losses of subsidiaries	8	4	7	9	45	446	391	260

Net income	$22,682	$17,379	$12,449	$9,370	$14,505	$16,825	$15,062	$11,743

Diluted net income per common Share	$.40	$.31	$.22	$.16	$.25	$.29	$.26	$.20
Proforma Addback:
Goodwill Amortization	—	—	—	—	.02	.01	.01	.02

Proforma Net Income per Common Share	$.40	$.31	$.22	$.16	$.27	$.30	$.27	$.22

Diluted weighted average common shares Outstanding	56,984	56,370	57,369	57,868	57,584	58,377	58,348	57,480
U.S. checkout coupon business:
Stores at quarter end	16,488	16,503	16,066	15,635	15,475	15,171	14,772	14,352
Net stores installed during quarter	(15)	437	431	160	304	399	420	839
Promotions printed (in millions)	959	853	766	650	856	944	778	763
U.S. Weekly shopper reach at quarter end (in millions)	204	209	194	192	185	194	183	182
Health Resource pharmacy outlets installed at end of period	17,716	17,622	14,602	14,442	12,578	14,743	14,309	6,793

The Company expects its revenues to be greater during periods of higher promotional activity by manufacturers. The pattern of coupon distribution is irregular and may change from period to period depending on many factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, and the timing of growth in the size of the installed store base, tend to influence the Company’s revenues and profits from period to period.

Liquidity and Capital Resources

The Company’s primary capital expenditures are store equipment and third–party store installation and upgrade costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $13,000 per store. During fiscal 2002 and fiscal 2001, the Company made net capital expenditures of $30.2 million and $54.2 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

Effective September 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million in initial cash consideration. The terms of the acquisition provide for additional payments of up to $1.0 million, contingent upon the business unit’s performance.

Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation, a company which provides strategic targeted marketing solutions for health-related and pharmaceutical manufacturers and retailers, for $13.0 million in cash, net of cash acquired.

Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement called for the Company to make a series of payments. Under the provisions of the contract, these payments were accelerated and finalized in the third quarter of fiscal 2002. These payments were based upon specified growth.

Effective April 21, 1999, the Company, through one of its wholly-owned subsidiaries, acquired the technology of its Checkout Prizes® application by virtue of a merger transaction between the Company and CompuScan Marketing, Inc. Initial cash consideration was $9.1 million, net of cash acquired. Terms of the merger agreement called for the Company to make a series of additional payments which concluded in the fourth quarter of fiscal 2002. These payments were based upon specified growth.

Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls, Inc., which offers card-based loyalty marketing programs for retailers, for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement called for the Company to make a series of payments which concluded in the fourth quarter of fiscal 2001. These payments were based upon specified revenue growth.

The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 2002, 2001 and 2000 consolidated financial statements since the date of such acquisition. The additional consideration paid under the earnout provisions of all the Company’s acquisition transactions totaled $30.3 million, $39.9 million and $22.2 million for fiscal years 2002, 2001 and 2000, respectively.

The Company may, from time to time, purchase additional interests in its majority-owned subsidiaries.

On January 4, 2001, the Company entered into an agreement with the Tribune Company, a minority equity investor in Supermarkets Online Holdings, Inc. (“Holdco”), the parent company of Supermarkets Online, Inc. (“SMO”), the Company’s internet-based marketing and advertising subsidiary. As a part of this agreement, the Company acquired all of the Holdco common shares held by the Tribune Company, repaid a subordinated convertible note, and terminated a marketing agreement between the Tribune Company and SMO for total consideration of $10.5 million. The acquisition of the common shares was accounted for using the purchase method of accounting for business combinations. The subordinated convertible note repayment and the marketing services agreement termination has been accounted for as a reduction in long term debt and deferred revenue, respectively. During fiscal years 2002 and 2001 stock repurchase payments of approximately $2.0 million and $1.0 million in aggregate, respectively, were made to individual minority stockholders. These payments are accounted for as an increase in goodwill. As of March 31, 2002, all outstanding shares of SMO were held by Holdco, and all outstanding shares of Holdco were held by the Company.

On October 24, 2000, the Company acquired a total of 16 US patents and 12 pending U.S. patent applications together with all foreign rights related to the inventions encompassed by the original patents and patent applications. The purchase price of these patents and patent applications of $17.0 million is being amortized on a straight-line basis over the remaining estimated useful lives of the assets ranging from 9 to 14 years.

Additionally, the Company purchased various patents and investments in the amount of $.3 million and $3.2 million during fiscal 2002 and fiscal 2001, respectively.

As of March 31, 2001, the Company was authorized to repurchase $30.1 million of the Company’s stock. On July 26, 2001, the Board of Directors approved additional repurchases of $60.0 million of the Company’s common stock. During fiscal 2002, the Company repurchased 1,621,100 shares of its common stock for a total of $46.5 million. As of March 31, 2002, $43.6 million was still available for share repurchase under the July 26, 2001 authorization. The Company may, from time to time, repurchase shares of the Company’s common stock outstanding under the authorization.

Total future commitments and contingencies for the Company as of March 31, 2002 are as follows (in thousands):

	Operating Leases	Debt	Total
2003	$5,090	$14,845	$19,935
2004	4,340	12,799	17,139
2005	3,576	3,201	6,777
2006	26,319	384	26,703
2007	2,199	85	2,284
Thereafter	1,342	0	1,342

Total	$42,866	$31,314	$74,180

As of October 21, 1999, the Company entered into a lease financing agreement (“Lease Agreement’) with a special purpose entity for the corporate headquarters facility in St. Petersburg, Florida. The Company employs this arrangement because it provides a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The special purpose entity was partially funded by an outside equity investment of three percent and accordingly, the special purpose entity qualified for off-balance sheet treatment. The remaining funding for the special purpose entity was provided by outside commercial banks in the form of long-term debt and is secured by the facility and guaranteed by the Company. The operating lease term runs through September 2005. The Company has the opportunity to extend the lease term for up to three, five year renewal periods, subject to certain conditions. The Lease Agreement includes a purchase option for the Company that approximates the original cost of the $30.5 million facility. In the event that the lease is not extended or the purchase option is not elected, the facility may be sold. The proceeds from such a sale are to be applied to the remaining debt obligations of the special purpose entity. The Company guarantees any difference between the proceeds of the sale and the remaining debt obligations of the special purpose entity.

The Company occupied the corporate headquarters facility and began making lease payments in November 2000. The present value of the future minimum lease payments for the facility (included above) based on interest rates as on March 31, 2002, are as follows: $747,000 in 2003, $729,000 in 2004, $712,000 in 2005, and $23,931,000 in 2006.

On October 10, 1996, the Company purchased 51% of Pacific Media, K.K.(“PMKK”), a Japanese media company. Terms of the purchase agreement provide a call option whereby the Company has the right beginning in May 2002 to purchase the remaining 49% of PMKK at a price calculated based upon a multiple of operating income pursuant to the call formula as defined in the purchase agreement. The terms of the purchase agreement also provide for a put option where by the minority shareholders, effective May 2003, have the right to require the Company to purchase the remaining 49% of PMKK at a price calculated based upon a multiple of operating income pursuant to the put formula as defined in the purchase agreement.

The Company believes working capital generated by operations along with existing credit facilities is sufficient for its overall capital requirements.

Forward Looking Statements

Certain statements in this Form 10-K may be forward looking, and actual results may differ materially. Statements not based on historic facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods and pharmaceutical manufacturers and retailers for the issuance of certain product promotions, the effect of economic and competitive conditions and seasonal variations, actual promotional activities and programs with the company’s customers, the pace of installation of the company’s store network, the success of new services and businesses and the pace of their implementation, and the company’s ability to maintain favorable client relationships.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

The Company centrally manages its domestic debt considering investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Eurodollar Rate or the Federal Funds Rate. International debt relates to the Company’s Japan subsidiaries and is used to fund the purchases of coupon equipment and billboards and for day to day operations.

Additionally, the rent expenses associated with the lease financing agreement with a special purpose entity for the Company’s corporate headquarters are based on fluctuating short-term interest rates. These rates are based on the LIBOR rate and can be adjusted based on short-term rates up to six months. A one-point change in interest rates, based on the March 31, 2002 debt and off-balance sheet obligations, would not have a material impact on the Company’s operations.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which can be volatile at times. The economic impact of currency exchange rate movements on Catalina Marketing is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

Catalina Marketing’s net sales at its foreign subsidiaries represented approximately 10.2% of the Company’s total net sales in fiscal 2002, 13.4% in fiscal 2001, and 14.9% in fiscal 2000. The aggregate foreign exchange effect included in determining consolidated results of operations were approximately a $400,000 loss in the Company’s total net income in fiscal 2002, $600,000 loss in fiscal 2001, and $300,000 gain in fiscal 2000. The Company has not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. The Company estimates that based upon the March 31, 2002 balance sheet, a 10% change in foreign exchange rates would not have a material effect on operating profit. The Company believes that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Catalina Marketing Corporation:

We have audited the accompanying consolidated balance sheets of Catalina Marketing Corporation (a Delaware corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalina Marketing Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Tampa, Florida
April 18, 2002

CATALINA MARKETING CORPORATION

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000
Revenues	446,668	$417,881	$350,922
Costs and Expenses:
Direct operating expenses	193,121	174,237	142,229
Selling, general and administrative	111,492	106,382	88,247
Depreciation and amortization	42,032	43,243	35,175

Total costs and expenses	346,645	323,862	265,651

Income From Operations	100,023	94,019	85,271
Interest Expense and Other, net	(2,619)	(2,081)	(595)

Income Before Income Taxes and Minority Interest	97,404	91,938	84,676
Provision for Income Taxes	(35,552)	(34,945)	(34,041)
Minority Interest in Losses of Subsidiaries	28	1,142	713

Net Income	61,880	58,135	51,348
Proforma Addback: Goodwill Amortization (Note 12)	—	3,542	2,435

Proforma Net Income	$61,880	$61,677	$53,783

Diluted:
Net Income Per Common Share	$1.08	$1.00	$.89
Proforma Addback: Goodwill Amortization	—	.06	.04

Proforma Net Income per Common Share	$1.08	$1.06	$.93
Weighted Average Common Shares Outstanding	57,104	57,919	57,957

Basic:
Net Income Per Common Share	$1.11	$1.04	$.92
Proforma Addback: Goodwill Amortization	—	.07	.05

Proforma Net Income per Common Share	$1.11	$1.11	$.97
Weighted Average Common Shares Outstanding	55,922	55,767	55,611

The accompanying Notes are an integral part of these consolidated financial statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$13,276	$7,280
Accounts receivable, net	79,834	72,996
Inventory	5,302	5,222
Deferred tax asset	6,303	7,893
Prepaid expenses and other current assets	22,563	24,637

Total current assets	127,278	118,028

Property and equipment:
Store equipment	208,595	193,684
Furniture and office equipment	82,690	75,418
Billboards	14,137	18,094
Leasehold improvements	5,967	5,758

	311,389	292,954
Less: accumulated depreciation	(192,271)	(162,529)

Property and equipment, net	119,118	130,425
Purchased intangible assets, net	153,280	135,643
Other assets	4,126	3,952

Total Assets	$403,802	$388,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,660	$18,437
Taxes payable	5,590	4,259
Accrued expenses	55,755	57,585
Deferred revenue	22,492	32,924
Short term borrowings	14,845	15,219

Total current liabilities	117,342	128,424

Deferred tax liability	14,066	8,968
Minority interest	1,057	295
Long term debt	16,469	38,764
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $.01 par value; 150,000,000 authorized shares; 55,336,419 and 55,548,864 shares issued and outstanding at March 31, 2002 and 2001, respectively	553	555
Paid-in capital	7,164	14,441
Accumulated other comprehensive loss	(994)	(1,050)
Retained earnings	248,145	197,651

Total Stockholders’ Equity	254,868	211,597

Total Liabilities and Stockholders’ Equity	$403,802	$388,048

The accompanying Notes are an integral part of these consolidated financial statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

	Comprehensive Income	Par Value of Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 1999		$552	$451	$843	$119,087	$120,933
Proceeds from issuance of 1,168,143 shares of common stock	—	11	8,604	—	—	8,615
Increase in investment in subsidiary, net of tax	—	—	2,241	—	—	2,241
Tax benefit from exercise of non-qualified stock options and disqualified dispositions	—	—	6,071	—	—	6,071
Repurchase, retirement and cancellation of 1,614,000 common shares	—	(17)	(16,667)	—	(30,919)	(47,603)
Deferred compensation plan common stock units and Directors’ common stock grants	—	—	197	—	—	197
Net income	$51,348	—	—	—	51,348	51,348
Other comprehensive loss	(757)	—	—	(757)	—	(757)

Comprehensive income	$50,591	—	—	—	—	—

BALANCE AT MARCH 31, 2000		$546	$897	$86	$139,516	$141,045

Proceeds from issuance of 1,601,504 shares of common stock	—	15	21,506	—	—	21,521
Increase in investment in subsidiary, net of tax	—	—	1,943	—	—	1,943
Tax benefit from exercise of non-qualified stock options and disqualified dispositions	—	—	6,506	—	—	6,506
Repurchase, retirement and cancellation of 497,200 common shares	—	(5)	(15,838)	—	—	(15,843)
Deferred compensation plan common stock units and Directors’ common stock grants	—	(1)	(573)	—	—	(574)
Net income	$58,135	—	—	—	58,135	58,135
Other comprehensive loss	(1,136)	—	—	(1,136)	—	(1,136)

Comprehensive income	$56,999	—	—	—	—	—

BALANCE AT MARCH 31, 2001		$555	$14,441	$(1,050)	$197,651	$211,597

Proceeds from issuance of 1,408,655 shares of common stock	—	15	17,961	—	—	17,976
Increase in investment in subsidiary, net of tax	—	—	350	—	—	350
Tax benefit from exercise of non-qualified stock options and disqualified dispositions	—	—	10,914	—	—	10,914
Repurchase, retirement and cancellation of 1,621,100 common shares	—	(16)	(35,127)	—	(11,386)	(46,529)
Deferred compensation plan common stock units and Directors’ common stock grants	—	(1)	(1,375)	—	—	(1,376)
Net income	$61,880	—	—	—	61,880	61,880
Other comprehensive income	56	—	—	56	—	56

Comprehensive income	$61,936	—	—	—	—	—

BALANCE AT MARCH 31, 2002		$553	$7,164	$(994)	$248,145	$254,868

The accompanying Notes are an integral part of these consolidated financial statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended March 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$61,880	$58,135	$51,348
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(28)	(1,142)	(713)
Depreciation and amortization	42,032	43,243	35,175
Provision for doubtful accounts	774	1,027	1,304
Deferred income taxes	6,688	5,403	1,310
Other	(1,334)	(5,602)	197
Changes in operating assets and liabilities, net of effects from acquisitions:
Tax benefit from exercise of non-qualified stockoptions and disqualified dispositions	10,914	7,931	6,071
Accounts receivable	(7,594)	(14,573)	(15,721)
Inventory, prepaid expenses and other assets	1,170	630	(2,733)
Accounts payable	218	392	2,451
Taxes payable	1,978	2,195	1,572
Accrued expenses	9,515	2,729	6,817
Deferred revenue	(9,372)	(6,459)	12,074

Net cash provided by operating activities	116,841	93,909	99,152

Cash Flows from Investing Activities:
Capital expenditures, net	(30,158)	(54,190)	(58,217)
Purchase of investments, net of cash acquired	(32,591)	(71,640)	(38,870)

Net cash used in investing activities	(62,749)	(125,830)	(97,087)

Cash Flows From Financing Activities:
Proceeds from debt obligations	54,939	33,235	46,847
Principal payments on debt obligations	(74,572)	(15,678)	(16,517)
Proceeds from issuance of common and subsidiary stock	18,326	23,808	14,442
Payment for repurchase of the Company’s common stock	(46,529)	(15,843)	(47,603)

Net cash (used in) provided by financing activities	(47,836)	25,522	(2,831)

Net Change in Cash and Cash Equivalents	6,256	(6,399)	(766)
Effect of Exchange Rate Changes on Cash	(260)	(86)	589
Cash and Cash Equivalents, at beginning of year	7,280	13,765	13,942

Cash and Cash Equivalents, at end of year	$13,276	$7,280	$13,765

Supplemental Schedule of Other Transactions:
Cash paid during the year for:
Interest	$1,909	$2,639	$862
Income taxes	$18,053	$22,567	$19,932

The accompanying Notes are an integral part of these consolidated financial statements.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Note 1.    Organization and Summary of Significant Accounting Policies

The following summarizes the significant accounting and financial policies of Catalina Marketing Corporation and Subsidiaries (the “Company”) which have been followed in preparing the accompanying consolidated financial statements.

Description of the Business.    The Company provides targeted marketing services. Through its proprietary network, the Company provides consumer and pharmaceutical product manufacturers and retailers with cost-effective methods of delivering promotional incentives and advertising messages directly to consumers based on their purchasing behavior. Additionally, the Company provides attitudinal research through the application of emerging technologies and has a majority-owned subsidiary that operates an outdoor media business in Asia. As of March 31, 2002, the Company’s network was installed in 16,488 retail stores and 17,716 pharmacies throughout the United States and 3,381 retail stores throughout the United Kingdom, France, Italy and Japan.

Principles of Consolidation and Preparation.    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The outside investments in the Company’s majority-owned subsidiaries are accounted for as minority interests on the Company’s consolidated balance sheets and income statements. The accounts of the wholly-owned and majority-owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year-end. The Company’s investments in non-majority owned companies were accounted for using the cost method. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates. Actual results may differ from those estimates.

Fair Value of Financial Instruments.    The book value of cash, accounts receivable, accounts payable, and accrued expenses approximate carrying value due to the short-term nature of these financial instruments. The carrying value of the Company’s long term debt approximates fair value based on variable interest rates.

Cash and Cash Equivalents.    Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at their fair market values.

Allowance for Doubtful Accounts.    The Company records a provision for estimated doubtful accounts as part of direct operating expenses. As of March 31, 2002 and 2001, the allowance for doubtful accounts was approximately $3,191,000 and $2,433,000, respectively.

Inventory.    Inventory consists primarily of paper used for promotion printing, as well as card processing forms and supplies for loyalty operations. Inventory is stated at the lower of cost, as determined by the first-in, first-out method, or market.

Property and Equipment.    Property and equipment are stated at cost. Depreciation of store equipment, billboards and furniture and office equipment is computed using the straight-line method based on the estimated useful lives of the related assets, generally three to eight years. Office equipment includes EDP equipment and software bought and developed for internal use. Third party installation costs, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred. The Company performed a review of its long-lived assets as of March 31, 2002 and 2001 and is reporting no impairment as a result of these reviews.

Foreign Currency Translation.    Balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries’ year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets, net.    Purchased intangible assets primarily include goodwill, purchased patents and other intangibles arising out of the Company’s acquisitions. Purchased intangible assets other than goodwill are amortized over their useful lives (ranging from 5 to 20 years) using the straight line method. Goodwill is not amortized but instead is subject to impairment tests at least annually. Impairment is defined as fair market value less than the carrying value of the asset on the financial statements. Asset values determined to be impaired will be expensed in the period when impairment is established. The Company has performed the required testing for impairment by utilizing the discounted cash flow method and is not reporting any impairment of goodwill.

Revenue Recognition and Deferred Revenue.    In accordance with coupon industry practice, the Company generally pre-bills customers for purchased category or trigger cycles. The purchase of a cycle gives a customer the exclusive right to have promotions printed for a particular product category or trigger during the applicable period. The Company recognizes in–store electronic marketing service revenues as promotions are printed. Amounts collected prior to printing are reflected as deferred revenue until printing occurs. Loyalty services revenue is recognized when the loyalty cards or mailings are shipped.

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

Net Income Per Common Share.    The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying consolidated financial statements as restated for the Company’s three-for-one stock split (see Note 13) (in thousands):

	March 31,
	2002	2001	2000
Basic weighted average common shares outstanding	55,922	55,767	55,611
Dilutive effect of options outstanding	1,182	2,152	2,346

Diluted weighted average common shares outstanding	57,104	57,919	57,957

As of March 31, 2002, options to purchase approximately 2,025,000 shares of common stock ranging in price from $33.46 to $36.82 were outstanding, but were not included on the computation of diluted EPS because the options’ price was greater that the average market price of the common stock. As of March 31, 2001, all outstanding common stock options were included in the computation of diluted EPS. As of March 31, 2000, options to purchase 90,900 shares of common stock at a price of $35.63 were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock.

Reclassifications.    Certain reclassifications to the fiscal year 2001 consolidated financial statements have been made to conform with the current year’s presentation.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Supplemental Balance Sheet Information

Prepaid expenses and other current assets include (in thousands):

	March 31,
	2002	2001
Investments in deferred compensation plan (see Note 8)	$8,716	$9,053
Prepaid billboard rental	8,353	10,239
Other	5,494	5,345

Total prepaid expenses and other current assets	$22,563	$24,637

Purchased intangible assets include (dollars in thousands):

	Weighted Avg. Useful Life (in years)	March 31, 2002	March 31, 2001
Patent license and retailer relationships in the United Kingdom	20	$12,691	$12,691
Accumulated amortization		(3,649)	(3,014)

Purchased patents	14.6	26,852	26,550
Accumulated amortization		(4,384)	(2,071)

Identifiable intangible assets, net		31,510	34,156

Goodwill, net		121,770	101,487

Intangible assets, net		$153,280	$135,643

The increase in goodwill during fiscal 2002 is primarily a result of earnout payments made per acquisition agreements entered into in previous periods. Amortization for identifiable intangible assets was approximately $2,948,000, $2,205,000, and $682,000 in fiscal years 2002, 2001, and 2000, respectively.

Estimated future amortization of identifiable intangible assets is as follows as of March 31, 2002 (in thousands):

Fiscal Year	Patent License and Retailer Relationships in the United Kingdom	Purchased Patents
2003	$635	$2,324
2004	635	2,324
2005	635	2,321
2006	635	2,311
2007	635	2,291

Accrued expenses include (in thousands):

	March 31,
	2002	2001
Payroll related	$14,443	$15,462
Accrued retailer fees	8,820	2,751
Deferred compensation plan	8,733	9,080
Sales commissions	7,958	3,630
Payments to acquired companies	4,507	15,652
Accrued operating expenses	1,236	2,731
Other	10,058	8,279

Total accrued expenses	$55,755	$57,585

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

	March 31,
	2002	2001
Deferred Tax Assets:
Deferred revenue	$3,144	$4,224
Payroll related	3,025	3,490
Accrued expenses	2,960	3,312
Net operating loss carry-forwards	1,520	2,111
Provision for doubtful accounts	1,300	905
Unconsolidated equity investments	815	890
Other	244	291

	13,008	15,223
Valuation allowance	(2,437)	(1,494)

Net deferred tax asset	$10,571	$13,729

Deferred Tax Liabilities:
Depreciation and amortization	$14,524	$10,205
Prepaid expenses	3,025	3,716
Other	785	883

	18,334	14,804

Net deferred tax liability	$(7,763)	$(1,075)

The valuation allowance increased by $943,000 during fiscal 2002 as it is more likely than not that deferred tax assets generated by certain foreign subsidiaries and losses of unconsolidated equity investments will not be realized.

As of March 31, 2002, the Company had cumulative US federal taxable net operating loss (“NOL”) carry-forwards of $2,016,000, which expire between 2010 and 2015. These NOLs were acquired through various Company acquisitions. In addition, various foreign subsidiaries of the Company had aggregate foreign taxable NOL carry-forwards of $11,420,000. Approximately $2,440,000 of the foreign NOLs can be carried forward indefinitely, while the remaining $8,980,000 may expire between 2004 and 2007. Approximately $8,980,000 of the foreign pre-tax losses represented by NOLs has already been deducted as a flow-through item in the consolidated U.S. Federal income tax return.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):

	March 31,
	2002	2001	2000
Current taxes:
Federal	$26,794	$26,761	$28,085
State	1,351	2,736	4,291
Foreign	719	45	355

	28,864	29,542	32,731

Deferred taxes:
Federal	4,895	3,463	2,055
State	559	390	235
Foreign	1,234	1,550	(980)

	6,688	5,403	1,310

Provision for income taxes	$35,552	$34,945	$34,041

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company’s provision for income taxes is as follows (in thousands):

	March 31,
	2002	2001	2000
Federal statutory rate	35%	35%	35%
Expected federal statutory tax	$34,091	$32,178	$29,637
State and foreign income taxes, net of federal benefit	1,156	3,998	4,394
Effect of foreign subsidiary losses and their tax rates	335	(1,997)	(786)
Amortization of patents / goodwill	504	1,652	1,000
Loss on unconsolidated equity investment	—	—	(732)
Other	(534)	(886)	528

Provision for income taxes	$35,552	$34,945	$34,041

Note 4.    Short Term Borrowings and Long Term Debt

The Company’s short term borrowings and long term debt consisted of the following (in thousands):

	March 31,
	2002	2001
Credit Agreement, variable interest rates	$10,000	$30,000
Short term borrowings with several Japanese banks and financing agents, interest from .84% to 5.59% as of March 31, 2002 (payable in yen)	14,845	15,219
Long term debt with several Japanese banks, interest from 2.48% to 6.38% as of March 31, 2002, maturing through July 2005 (payable in yen)	6,469	8,764

Total debt obligations	31,314	53,983
Less-short term borrowings	14,845	15,219

Total long term debt	$16,469	$38,764

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long term debt are as follows as of March 31, 2002 (in thousands):

Amount
2004	$12,799
2005	3,201
2006	384
2007	85

Total long term debt	$16,469

Certain debt held by the Company’s Japan subsidiary is guaranteed by certain minority shareholders.

On September 25, 2000, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of commercial banks including Bank One, NA as the Administrative Agent (Bank One), and Wachovia Bank, NA as the Syndication Agent and Documentation Agent.

The Credit Agreement provides for a revolving loan credit facility of up to $150 million in favor of the Company. The termination date of the revolving loan credit facility is September 25, 2003.

Borrowings under the Credit Agreement accrue interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate (Eurodollar Rate) plus an applicable margin ranging from 50 to 87.5 basis points, or (ii) the higher of 50 basis points over the Federal Funds Rate or Bank One’s prime rate of interest. The average interest rate for fiscal 2002 and the year end rate as of March 31, 2002 were 3.69% and 2.42%, respectively. In addition, the Credit Agreement provides for unused facilities fees to accrue at a range of 15 to 22.5 basis points per annum multiplied by the unused portions of the revolving credit and line of credit facilities. The Credit Agreement is guaranteed by several Company subsidiaries and contains certain financial covenants and other terms and conditions. As of March 31, 2002, the Company was in compliance with all such financial covenants.

Interest expense was $2,252,000, $2,679,000, and $1,294,000 in fiscal years 2002, 2001, and 2000, respectively.

Note 5.    Commitments and Contingencies

Rental expense under operating leases was approximately $5,316,000, $5,732,000, and $4,756,000, in fiscal years 2002, 2001 and 2000, respectively. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year (the longest of which expires in 2009) as of March 31, 2002, are as follows (in thousands):

Amount
2003	$5,090
2004	4,340
2005	3,576
2006	26,319
2007	2,199
Thereafter	1,342

Total Operating Leases	$42,866

As of October 21, 1999, the Company entered into a lease financing agreement (“Lease Agreement’) with a special purpose entity for the corporate headquarters facility in St. Petersburg, Florida. The Company employs this arrangement because it provides a cost-efficient form of financing, including certain tax benefits, as well as

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an added level of diversification of funding sources. The special purpose entity was partially funded by an outside equity investment of three percent and accordingly, the special purpose entity qualified for off-balance sheet treatment. The remaining funding for the special purpose entity was provided by outside commercial banks in the form of long-term debt and is secured by the facility and guaranteed by the Company. The operating lease term runs through September 2005. The Company has the opportunity to extend the lease term for up to three, five year renewal periods, subject to certain conditions. The Lease Agreement includes a purchase option for the Company that approximates the original cost of the $30.5 million facility. In the event that the lease is not extended or the purchase option is not elected, the facility may be sold. The proceeds from such a sale are to be applied to the remaining debt obligations of the special purpose entity. The Company guarantees any difference between the proceeds of the sale and the remaining debt obligations of the special purpose entity.

The Company occupied the corporate headquarters facility and began making lease payments in November 2000. The present value of the future minimum lease payments for the facility (included above) based on interest rates as on March 31, 2002, are as follows: $747,000 in 2003, $729,000 in 2004, $712,000 in 2005, and $23,931,000 in 2006.

On October 10, 1996, the Company purchased 51% of Pacific Media, K.K.(“PMKK”), a Japanese media company. Terms of the purchase agreement provide a call option whereby the Company has the right beginning in May 2002 to purchase the remaining 49% of PMKK at a price calculated based upon a multiple of operating income pursuant to the call formula as defined in the purchase agreement. The terms of the purchase agreement also provide for a put option where by the minority shareholders, effective May 2003, have the right to require the Company to purchase the remaining 49% of PMKK at a price calculated based upon a multiple of operating income pursuant to the put formula as defined in the purchase agreement.

The Company is involved in certain litigation arising out of the Company’s business, including litigation initiated by the Company to protect its intellectual property or to defend itself against claims brought by others. Additionally, the Company is in the appeals phase in a sales tax case with a state taxing authority. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company’s financial statements.

Note 6.    Stock-Based Compensation Plans

The Company had a stock option plan, the 1989 Incentive Stock Option Plan (the “1989 Plan”), which expired on April 26, 1999 and was replaced with the 1999 Incentive Stock Option Plan (“the “1999 Plan”); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the “Grant Plan”); and an employee stock purchase plan, the Employee Payroll Deduction Stock Purchase Plan (the “Purchase Plan”).

1989 Incentive Stock Option Plan.    The 1989 Plan was approved by the Board of Directors in April 1989, and approved by the stockholders in July 1989. Pursuant to the 1989 Plan, 17,250,000 shares of the Company’s common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Options to purchase an aggregate of 15,644,398 shares were granted, net of cancellations, under the 1989 Plan, of which options to purchase 3,986,669 shares were outstanding as of March 31, 2002.

The 1989 Plan provided for grants of Incentive Stock Options (“ISOs”) to employees (including employee directors). Options granted under the 1989 Plan generally became exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant and generally had terms of five to ten years. In 1999, the 1989 Plan was amended to prospectively change the permissible term of newly granted options to up to ten years. Certain options under the 1989 Plan, which were granted to certain executives of the Company, vest after 8 years and have an accelerated vesting schedule based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1989 Plan was required to be at least equal to the fair market value of the shares on the date of grant.

1999 Incentive Stock Option Plan.    The 1999 Plan was approved by the Board of Directors in April 1999 and, approved by the stockholders in July 1999. Pursuant to the 1999 Plan, 5,200,000 shares of the Company’s

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Options to purchase an aggregate of 4,850,541 shares have been granted, net of cancellations, under the 1999 Plan, of which options to purchase 4,598,303 shares were outstanding as of March 31, 2002.

The 1999 Plan provides for grants of ISOs to employees (including employee directors). For non-sales employees, options granted under the 1999 Plan generally become exercisable at a rate of 25 percent per year (20 percent per year for initial grants to new employees), commencing one year after the date of grant. For sales employees, initial grants to new employees vest at 20% in years 2 and 3, and 30% in years 4 and 5. Annual grants vest at 15% in years 1 and 2, 20% in year, 3 and 25% in years 4 and 5. Generally options have terms of up to ten years. Certain options under the 1999 Plan, which have been granted to certain executives of the Company, vest after 8 years and provide for accelerated vesting based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the shares on the date of grant.

Aggregate Stock Option Activity.    As of March 31, 2002, options to purchase an aggregate of 11,909,967 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 8,584,972 shares were outstanding; and 349,459 shares remained available for future grants under the 1999 Plan. Of the options outstanding as of fiscal years 2002, 2001 and 2000, options to purchase 2,071,119, 2,494,183 and 1,169,514 shares respectively, were immediately exercisable, with weighted average exercise prices of $23.28, $19.01 and $12.82, respectively.

Stock option activity for fiscal years 2000, 2001 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding as of March 31, 1999	7,833,465	$16.87
Option activity:
Granted	1,588,602	29.25
Exercised	(1,233,960)	10.47
Canceled or expired	(183,033)	19.16

Options outstanding as of March 31, 2000	8,005,074	20.26

Option activity:
Granted	3,065,038	33.13
Exercised	(1,377,900)	16.55
Canceled or expired	(749,323)	24.34

Options outstanding as of March 31, 2001	8,942,889	24.90

Option activity:
Granted	1,748,335	34.96
Exercised	(1,375,953)	15.69
Canceled or expired	(730,299)	28.59

Options outstanding as of March 31, 2002	8,584,972	$28.11

Options available for future issuance as of March 31, 2002	349,459

1992 Director Stock Grant Plan     The Grant Plan provides for grants of common stock to non–employee members of the Board of Directors. A total of 300,000 shares of the Company’s common stock was authorized for issuance under this plan. As of March 31, 2002, 126,430 shares have been granted, net of cancellations, leaving 173,570 shares available for future grants under the Grant Plan. Stock granted under the Grant Plan vests ratably in annual installments over each director’s remaining term.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan.    Pursuant to the Purchase Plan, 900,000 shares of the Company’s common stock were reserved for issuance. For fiscal years 2002, 2001 and 2000, 71,246, 59,102, and 56,874 shares at a weighted average fair value of $29.96, $34.09, and $26.64 respectively, were issued to employees. Total shares available for future grant total 368,030 as of March 31, 2002.

Under the Purchase Plan, employees may purchase Company common stock at 85 percent of the market price on the first or last day of an offering period. The maximum each employee may purchase in an offering period shall not exceed $12,500 in market value of the Company’s common stock. The Company will typically have two six-month offering periods each year. The Purchase Plan qualifies under Section 423 of the Internal Revenue Code of 1986.

The Company accounts for the option, stock grant and stock purchase plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which $208,121, $293,708, and $187,818 for fiscal years 2002, 2001 and 2000, respectively, in compensation expense has been recognized. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) for disclosure purposes. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2002: risk-free interest rates ranging from 1.80 to 5.19 percent depending on the date of grant; expected dividend yield of zero percent; expected life of ten years; and expected volatility of 37.87 percent. The assumptions used for grants in fiscal 2001 are: risk-free interest rates ranging from 5.13 to 6.23 percent depending on the date of grant; expected dividend yield of zero percent; expected life of nine years; and expected volatility of 41.67 percent. The assumptions used for grants in fiscal 2000 are: risk-free interest rates ranging from 5.17 to 6.76 percent depending on the date of grant; expected dividend yield of zero percent; expected life of five years to eight years; and expected volatility of 42.17 percent. The fair values of options granted in fiscal 2002, 2001 and 2000 are $31,884,782, $54,139,392, and $18,999,941 respectively, which would be amortized as compensation over the vesting period of the options.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2002	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercise as of March 31, 2002	Weighted Average Exercise Price
$8.00–$16.00	210,069	1.7	$13.21	147,579	$12.36
$16.01–$25.00	3,269,183	5.7	21.13	1,292,691	20.38
$25.01–$33.00	3,081,095	8.1	31.77	536,934	31.19
$33.01–$41.00	2,024,625	9.1	35.39	93,915	35.17

	8,584,972			2,071,119

Had compensation cost for these plans been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	March 31,
	2002	2001	2000
Net Income:
As Reported	$61,880	$58,135	$51,348
Pro Forma	44,150	46,013	35,880
Diluted EPS:
As Reported	1.08	1.00	.89
Pro Forma	.77	.79	.62
Basic EPS:
As Reported	1.11	1.04	.92
Pro Forma	.79	.83	.65

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma amounts include approximately $671,000, $525,000, and $396,000 related to the purchase discount offered under the Purchase Plan for fiscal years 2002, 2001 and 2000, respectively.

Note 7.    Stockholder Protection Plan

The Company has adopted a Stockholder Protection Plan. To implement this plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of the Company’s common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights will be exercisable for fractions of a share of the Company’s Series X Junior Participating Preferred Stock only if a person or group acquires 15 percent or more of the Company’s common stock or announces or commences a tender offer for 15 percent or more of the common stock, except for certain instances defined in the Stockholder Protection Plan.

Note 8.    Savings Plans

The Company maintains a 401(k) Savings Plan. The Company’s contributions during fiscal years 2002, 2001 and 2000 were approximately $1,062,000, $1,002,000 and $1,047,000 respectively.

The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is designed to permit certain employees and directors of the Company to defer a portion of their compensation. The Deferred Compensation Plan allows participants to elect deferral of certain types of compensation, including directors fees, stock grants under the Grant Plan and shares issuable upon the exercise of stock options, into stock units in the Deferred Compensation Plan each of which represents a share of the Company’s common stock, and creates the Catalina Marketing Corporation Deferred Compensation Trust (the “Trust”). Amounts deposited in stock unit accounts are distributed in the form of shares of the Company’s common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

The investment in the Deferred Compensation Plan and related liability are included in prepaid expenses and other current assets and accrued expenses in the Company’s consolidated balance sheets, respectively. The Company determined all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal years 2002, 2001 and 2000 were not significant. Stock units are initially recorded at fair value.

Note 9.    Other Post Retirement Benefits

The Company provides health care benefits to certain eligible retirees and active employees and their eligible dependents. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles and other limits as defined. The Company’s funding of the cost of healthcare benefits is at the discretion of management.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s accumulated post retirement benefit obligation for the fiscal year ended March 31, 2002 (in thousands):

March 31, 2002
Change in accumulated post retirement benefit obligation
Service cost	$16
Interest cost	121
Amortization of unrecognized prior service cost	1,768

$1,905

Funded Status
Fair value of plan assets	$—
Accumulated post retirement benefit obligation:
Retirees and beneficiaries	1,575
Active employees and beneficiaries not fully eligible	193

Accrued benefit cost	$1,768

For measurement purposes, a weighted average discount rate of 7% was assumed and a 15% annual rate of increase in the per capita cost of heath care benefits was assumed for the fiscal year ended March 31, 2002. The per capita cost of heath care benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2009 and remain at that level thereafter.

Assumed health care cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$20	$(17)
Effect on accumulated post retirement benefit obligation	$247	$(210)

Note 10.    Segment Information

The Company operates through individual operating units which share similar economic characteristics, customers, distribution channels, products and services and production processes. As a result, the Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company’s accounting policies for segments are the same as those described in Note 1. Management evaluates segment performance based on net income/(loss). The Company’s results of operations do not include revenue from internal sources in the amounts of $17,358,000, $18,953,000, and $2,163,000 during fiscal years 2002, 2001, and 2000, respectively. Revenue from internal sources is wholly eliminated in the presentation of consolidated results.

Revenue and long-lived assets by geographic area are as follows:

	For the Fiscal Year Ended March 31,
	2002	2001	2000
Revenue from external customers
United States	$401,242	$361,787	$298,650
Foreign	45,426	56,094	52,272
Long-lived assets
United States	$98,902	$105,317	$86,699
Foreign	20,216	25,108	28,301

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Acquisitions and Other

Effective September 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million in initial cash consideration. The terms of the acquisition provide for additional payments of up to $1.0 million, contingent upon the business unit’s performance.

Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100 percent of the outstanding common shares of HealthCare Data Corporation, a company which provides strategic targeted marketing solutions for health-related and pharmaceutical manufacturers and retailers, for $14.2 million in cash, net of cash acquired.

Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $6.7 million in initial consideration, net of cash and cash equivalents acquired. Terms of the purchase agreement called for the Company to make a series of payments. Under the provisions of the contract, these payments were accelerated and finalized in the third quarter of fiscal 2002. These payments were based upon specified growth.

Effective April 21, 1999, the Company, through one of its wholly-owned subsidiaries, acquired the technology of its Checkout Prizes® application by virtue of a merger transaction between the Company and CompuScan Marketing Inc. Initial cash consideration was $9.1 million, net of cash acquired. Terms of the merger agreement called for the Company to make a series of additional payments which concluded in the fourth quarter of fiscal 2002. These payments were based upon specified growth.

Effective January 4, 1999, the Company acquired 100 percent of the outstanding common shares of Dynamic Controls, Inc., which offers card-based loyalty marketing programs for retailers, for $4.6 million in initial cash consideration, net of cash acquired. Terms of the purchase agreement called for the Company to make a series of payments which concluded in the fourth quarter of fiscal 2001. These payments were based upon specified revenue growth.

The above referenced acquisitions have been accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations of each acquisition have been included in the fiscal 2002, 2001 and 2000 consolidated financial statements since the date of such acquisition. The additional consideration paid under the earnout provisions of all the Company’s acquisition transactions totaled $30.3 million, $39.9 million and $22.2 million for fiscal years 2002, 2001 and 2000, respectively.

On January 4, 2001, the Company entered into an agreement with the Tribune Company, a minority equity investor in Supermarkets Online Holdings, Inc. (“Holdco”), the parent company of Supermarkets Online, Inc. (“SMO”), the Company’s internet-based marketing and advertising subsidiary. As a part of this agreement, the Company acquired all of the Holdco common shares held by the Tribune Company, repaid a subordinated convertible note, and terminated a marketing agreement between the Tribune Company and SMO for total consideration of $10.5 million. The acquisition of the common shares was accounted for using the purchase method of accounting for business combinations. The subordinated convertible note repayment and the marketing services agreement termination has been accounted for as a reduction in long term debt and deferred revenue, respectively. During fiscal years 2002 and 2001 stock repurchase payments of approximately $2.0 million and $1.0 million in aggregate, respectively, were made to individual minority stockholders. These payments are accounted for as an increase in goodwill. As of March 31, 2002, all outstanding shares of SMO were held by by Holdco, and all outstanding shares of Holdco were held by the Company.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 24, 2000, the Company acquired a total of 16 US patents and 12 pending U.S. patent applications together with all foreign rights related to the inventions encompassed by the original patents and patent applications. The purchase price of these patents and patent applications of $17.0 million is being amortized on a straight-line basis over the remaining estimated useful lives of the assets ranging from 9 to 14 years.

Additionally, the Company purchased patents and investments in the amount of $.3 million and $3.2 million during fiscal 2002 and fiscal 2001, respectively.

Note 12.    Newly Issued Accounting Pronouncements:

Effect of SFAS No. 141.    In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for by using the purchase method of accounting. The implementation of SFAS No. 141 as of June 30, 2001 did not have any effect on the Company’s financial statements.

Effect of SFAS No. 142.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses the accounting and reporting for goodwill and other intangibles. SFAS No. 142 is required for financial statements relating to fiscal years beginning after December 15, 2001. As permitted, the Company has chosen to adopt SFAS No. 142 early, effective as of April 1, 2001.

Goodwill is no longer amortized but instead is subject to impairment tests at least annually. Impairment occurs when fair market value is less than the carrying value of the asset on the financial statements. Asset values determined to be impaired will be expensed in the period when impairment is established. The Company has performed the required testing for impairment by utilizing the discounted cash flow method and is not reporting any impairment of goodwill. In addition, proforma amounts have been presented on the face of the statements of income for the prior periods presented as if SFAS No. 142 had been implemented as of April 1, 1999.

Effect of SFAS No. 143.    In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS No. 143 to have a material effect on the Company’s financial statements.

Effect of SFAS No. 144.    In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect SFAS No. 144 to have a material effect on the Company’s financial statements.

Note 13.    Stock Split

A three-for-one stock split of the Company’s outstanding common stock, effected as a stock dividend and an increase in the authorized common shares, was approved by the Company’s Board of Directors, and the increase in the authorized common shares was approved by the Company’s stockholders at the annual meeting held on July 18, 2000. The stock dividend was paid August 17, 2000 to stockholders of record on July 26, 2000. Holders of common stock received two additional shares of common stock for each share held of record as of July 26, 2000. All applicable references to common stock shares, including the calculations of EPS have been adjusted for all periods shown to reflect the stock split and the increase in authorized shares.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Disclosure

The Audit Committee of the Company’s Board of Directors annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants. As recommended by the Company’s Audit Committee, the Company’s Board of Directors on May 20, 2002 determined that it would no longer engage Arthur Andersen LLP (“Andersen”), effective with the filing of this Form 10-K, as its independent public accountants and engaged Ernst & Young LLP to serve as the Company’s independent public accountants for fiscal year 2003. The appointment of Ernst & Young LLP is subject to ratification by the Company’s stockholders at the 2002 annual meeting scheduled for July 25, 2002.

The reports of Andersen on the Company’s financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Andersen’s satisfaction would have caused them to make reference thereto in their report on the financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 to this Form 10-K is a copy of Andersen’s letter stating its agreement with such statements.

During the Company’s two most recent fiscal years and through May 20, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Item 13.    Certain Relationships and Related Transactions.

The information called for by Items 10, 11, 12 and 13 will be contained in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders under the captions “Compensation of Executive Officers and Non–Employee Directors,” “Share Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors” and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission prior to June 30, 2002.

PART IV

Item 14.    Exhibits and Financial Statement Schedules.

			Page
(a) 1.		Financial Statements. The following is a list of the Consolidated Financial Statements included in Item 8 of Part II
		Report of Independent Certified Public Accountants	16
		Consolidated Income Statements, Years Ended March 31, 2002, 2001, and 2000	17
		Consolidated Balance Sheets at March 31, 2002 and 2001	18
		Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income, Years Ended March 31, 2002, 2001, and 2000	19
		Consolidated Statements of Cash Flows, Years Ended March 31, 2002, 2001, and 2000	20
		Notes to the Consolidated Financial Statements	21
(a	) 2.	Financial Statement Schedules (EDGAR only)
		All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3.    Index to Exhibits

Exhibit No.		Description of Document
*3.3	—	Restated Certificate of Incorporation
**3.3.1	—	Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**3.3.2	—
Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s
Series X Junior Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

*3.4	—	Restated Bylaws

**10.4	—	Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994

**10.4.1	—	Second Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997

**10.4.2	—	Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999

*10.12	—	Form of Director and Officer Indemnification Agreement

**10.18	—
Lease Agreement dated as of June 30, 1993 by and between QP One Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994

**10.18.1	—
First Amendment dated as of December 20, 1993, to the Lease Agreement dated as of June 30, 1993, by and between QP One Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994

**10.21	—	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**10.22	—	Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995

**10.24	—
Lease Agreement dated as of September 5, 1996 by and between Interior Design Services, Inc., a Florida corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**10.25	—
Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as rights agent, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 1997

**10.26	—
Credit Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National Association, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1997

**10.26.1	—
First amendment dated as of August 12, 1998, to the Credit Agreement dated as of September 30, 1997, by and between the Registrant and NationsBank, National Association, as agent and lender, and other lenders party thereto, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998

Exhibit No.		Description of Document

**10.26.2	—
Second Amendment dated as of February 19, 1999, to the Credit Agreement dated as of September 30, 1997, by and between the Registrant and Nationsbank, National Association, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

**10.27	—	1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999

**10.28	—
Lease Agreement dated as of October 21, 1999 by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

**10.29	—
Participation Agreement dated as of October 21, 1999 among Catalina Marketing Sales Corporation, as lessee; the Registrant, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

**10.30	—
Purchase and Sale Agreement dated as of October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

**10.31	—
Credit Agreement dated as of September 25, 2000, by and between the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000.

**10.32	—
Amendment No. 1 To Certain Operative Agreements dated as September 15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000.

16	—	Letter to Commission regarding change of independent certified public accountants
21	—	List of subsidiaries
23	—	Consent of independent certified public accountants
99	—	Letter to Commission pursuant to Temporary Note 3T

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.

**	Previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on May 10, 2002.

CATALINA MARKETING CORPORATION (Registrant)

By:	/S/ JOSEPH P. PORT
Joseph P. Port Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ DANIEL D. GRANGER	Chairman of the Board, President, and Chief Executive Officer	May 20, 2002
Daniel D. Granger

/S/ FRANK H. BARKER	Director	May 20, 2002
Frank H. Barker

/S/ FREDERICK W. BEINECKE	Director	May 20, 2002
Frederick W. Beinecke

/S/ PATRICK W. COLLINS	Director	May 20, 2002
Patrick W. Collins

/S/ ANNE MACDONALD	Director	May 20, 2002
Anne MacDonald

/S/ EVELYN FOLLIT	Director	May 20, 2002
Evelyn Follit

/S/ THOMAS W. SMITH	Director	May 20, 2002
Thomas W. Smith

/S/ MICHAEL B. WILSON	Director	May 20, 2002
Michael B. Wilson

/S/ JOSEPH P. PORT Joseph P. Port	Executive Vice President and Chief Financial Office	May 20, 2002