Form 10-Q
period 2002-06-30
CATALINA MARKETING CORP/DE
filed 2002-08-14
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number: 1-11008

CATALINA MARKETING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0499007 (IRS Employer Identification Number)

200 Carillon Parkway, St. Petersburg, Florida (Address of Principal Executive Offices)	33716-2325 (Zip Code)

(727) 579-5000
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             At July 22, 2002, Registrant had outstanding 54,655,642 shares of Common Stock.

CATALINA MARKETING CORPORATION

Signatures	13

CATALINA MARKETING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,

	2002	2001

Revenues	$109,071	$94,424

Costs and Expenses:
Direct operating expenses	51,980	41,190
Selling, general and administrative	28,528	26,702
Depreciation and amortization	10,991	10,706

Total costs and expenses	91,499	78,598

Income From Operations	17,572	15,826

Interest Expense, Net and Other	(381)	(1,083)

Income Before Income Taxes and Minority Interest	17,191	14,743

Income Taxes	(6,543)	(5,382)
Minority Interest in Losses of Subsidiaries	11	9

Net Income	$10,659	$9,370

Diluted:
Net Income Per Common Share	$0.19	$0.16

Weighted Average Common Shares Outstanding	56,359	57,868

Basic:
Net Income Per Common Share	$0.19	$0.17

Weighted Average Common Shares Outstanding	55,407	56,491

See accompanying notes.

CATALINA MARKETING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	(unaudited) June 30, 2002	March 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$7,313	$13,276
Accounts receivable, net	71,388	79,834
Inventory	5,288	5,302
Deferred tax asset	6,401	6,303
Prepaid expenses and other current assets	21,306	22,563

Total current assets	111,696	127,278

Property and Equipment:
Property and equipment	312,417	311,389
Accumulated depreciation and amortization	(199,753)	(192,271)

Property and equipment, net	112,664	119,118
Purchased intangible assets, net	152,476	153,280
Other assets	4,706	4,126

Total Assets	$381,542	$403,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,343	$18,660
Accrued expenses	43,336	55,755
Taxes payable	6,088	5,590
Deferred revenue	25,896	22,492
Short term borrowings	4,714	14,845

Total current liabilities	92,377	117,342

Deferred tax liability	16,005	14,066
Minority interest	1,068	1,057
Long term debt	33,239	16,469
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 54,590,297 and 55,336,419 shares issued and outstanding at June 30, 2002 and March 31, 2002, respectively	546	553
Paid-in capital	442	7,164
Accumulated other comprehensive loss	(1,540)	(994)
Retained earnings	239,405	248,145

Total stockholders’ equity	238,853	254,868

Total Liabilities and Stockholders’ Equity	$381,542	$403,802

See accompanying notes.

CATALINA MARKETING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,659	$9,370
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(11)	(9)
Depreciation and amortization	10,991	10,706
Tax benefit from exercise of non-qualified options and disqualified dispositions	637	5,794
Other	1,199	(60)
Changes in operating assets and liabilities	(1,025)	(901)

Net cash provided by operating activities	22,450	24,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(4,107)	(11,452)
Purchase of investments, net of cash acquired	(4,300)	(12,280)

Net cash used in investing activities	(8,407)	(23,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	7,000	14,988
Principal payments on debt obligations	(361)	(18,421)
Proceeds from issuance of common and subsidiary stock	1,424	13,128
Repurchase of Company common stock	(27,834)	(15,143)

Net cash used in financing activities	(19,771)	(5,448)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,728)	(4,280)
Effect of exchange rate changes on cash and cash equivalents	(235)	385
CASH AND CASH EQUIVALENTS, at end of prior period	13,276	7,280

CASH AND CASH EQUIVALENTS, at end of current period	$7,313	$3,385

See accompanying notes.

CATALINA MARKETING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and March 31, 2002, and the results of operations and cash flows for the three month periods ended June 30, 2002 and 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The investments by third parties in the Company’s majority-owned subsidiaries are accounted for as minority interests on the Company’s condensed consolidated balance sheets and income statements. The first quarter balances and results of the majority and wholly-owned foreign subsidiaries are included as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001, respectively. The Company’s investments in non-majority owned companies were accounted for using the cost method. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates. Actual results may differ from those estimates.

These financial statements, including the condensed consolidated balance sheet as of March 31, 2002, which have been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Note 2.	Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three months ended June 30,

	2002	2001

Basic weighted average common shares outstanding	55,407	56,491
Dilutive effect of options outstanding	952	1,377

Diluted weighted average common shares outstanding	56,359	57,868

Options to purchase 2,087,040 shares of common stock at exercise prices ranging from $33.46 to $36.82 per share at June 30, 2002, and 1,102,620 shares at exercise prices ranging from $35.00 to $36.82 per share at June 30, 2001 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock during the relevant periods.

Note 3.	Comprehensive Income (in thousands):

	Three months ended June 30,

	2002	2001

Net income	$10,659	$9,370
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(546)	148

Comprehensive income	$10,113	$9,518

Note 4.	Goodwill and Other Intangible Assets:

Purchased intangible assets include (dollars in thousands):

	Weighted Avg Useful Life (in years)	June 30, 2002	March 31, 2002

Patent license and retailer relationships in the United Kingdom	20	$12,691	$12,691
Accumulated amortization		(3,807)	(3,649)
Purchased patents	14.6	26,852	26,852
Accumulated amortization		(4,966)	(4,384)

Identifiable intangible assets, net		30,770	31,510
Goodwill, net		121,706	121,770

Total intangible assets, net		$152,476	$153,280

The decrease in goodwill during the first quarter fiscal 2003 is primarily a result of adjustments made to previously recorded acquisitions. The Company did not acquire or write-off any goodwill during the first quarter of fiscal 2003. Amortization for identifiable intangible assets was approximately $740,000 in the first quarter of fiscal 2003.

Based on intangible assets held as of June 30, 2002, estimated amortization of the Company’s identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ending March 31,	Retailer Relationships in United Kingdom	Purchased Patents
2003	$635	$2,324
2004	635	2,324
2005	635	2,321
2006	635	2,311
2007	635	2,291

Note 5.	Segment Information:

The Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company’s results of operations do not include revenue from internal sources in the amounts of $659,000 and $4,717,000 during the quarters ended June 30, 2002 and 2001, respectively. Revenue from internal sources is eliminated in the presentation of consolidated results.

Note 6.	Outstanding Tender Offer:

On June 19, 2002, the Company extended a tender offer (“Tender Offer”) to purchase certain eligible outstanding common stock of Health Resource Publishing Company, Inc., a majority-owned subsidiary (“HRPC”) at a per share purchase price of $33.00. As of June 19, 2002, the Company held 5,040,000 of the total 5,793,346 outstanding shares of common stock. Certain current and former employees and directors of HRPC held the remaining outstanding shares. There were also outstanding options to acquire 389,044 shares of HRPC on the same date, held by the same current and former employees and directors of HRPC. The Tender Offer is scheduled to expire on October 16, 2002 unless otherwise extended by the Company. Outstanding shares of common stock are considered eligible for purchase by the Company under the Tender Offer if such shares were owned prior to April 15, 2002. As of June 19, 2002, there were 749,759 outstanding shares of common stock eligible for tender to the Company in connection with the Tender Offer. As of June 30, 2002, the Company had not purchased any shares of HRPC common stock pursuant to this Tender Offer.

Note 7.	Subsidiary Credit Facility:

On March 29, 2002, Catalina Marketing Japan, K.K., a Japan corporation and majority-owned subsidiary of Catalina Marketing Corporation, ("the Japan Subsidiary") entered into a credit agreement ("the Agreement") with Bank One, NA.

The Agreement provides for a revolving credit facility of up to 500 million yen for short-term advances and a term credit facility of up to 2 billion yen for long-term funding in favor of the Japan Subsidiary. The termination date of the revolving credit facility is March 31, 2003, and the term credit facility terminates on March 31, 2005.

Borrowings under the Agreement accrue interest at rates based upon either (i) the Yen TIBOR rate plus a margin of 75 basis points for revolving facility interest, or (ii) the three year JPY/JPY Interest Rate Swap rate market against LIBOR plus a margin of 125 basis points for term facility interest. In addition, the Agreement provides for unused facilities fees. The Agreement is guaranteed by the Company, and contains certain financial covenants and other terms and conditions. As of June 30, 2002, the Company was in compliance with all such financial covenants.

As of June 30, 2002, approximately $13 million was outstanding under the Agreement.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 Compared to Fiscal 2002

The Company’s revenues for the first quarter of fiscal 2003 increased 15.5%, compared with the same period in fiscal 2002. The growth was achieved primarily as a result of increased revenues of the core domestic business by 18.5% and an increase by 27.5% in revenues of the Company’s Health Services Marketing (“HSM”) business unit.

In the United States, the Catalina Marketing Network was installed in 16,480 stores at June 30, 2002, which reach approximately 210 million shoppers each week as compared to 15,635 stores reaching approximately 192 million shoppers each week at June 30, 2001 and 16,488 stores reaching approximately 204 million shoppers each week at March 31, 2002. The Health Resource Network was installed in 17,687 pharmacies at June 30, 2002 as compared to 14,442 pharmacies at June 30, 2001 and 17,716 pharmacies at March 31, 2002. Outside the United States, the Catalina Marketing Network was installed in 3,619 stores at June 30, 2002, reaching approximately 38 million shoppers each week, as compared to 2,767 stores reaching approximately 31 million shoppers each week at June 30, 2001 and 3,381 stores reaching approximately 36 million shoppers each week at March 31, 2002.

In the first quarter of fiscal 2003, the Company had a net decrease of 8 stores using its Catalina Marketing Network in the United States, as compared to a net increase of 160 stores in the comparable fiscal 2002 period. The net decrease is attributable to deinstallation activity which occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business. The Company also had a decrease (including deinstallation activity) of 29 pharmacies in the installed base of its Health Resource Network in the first quarter of fiscal 2003, as compared to a net increase of 1,864 stores in the comparable fiscal 2002 period. Outside the United States, the Company installed 238 stores in the first quarter of fiscal 2003, net of deinstallations, as compared to 150 stores in the comparable fiscal 2002 period.

Direct operating expenses consist primarily of retailer fees, paper, dataline charges, sales commissions, loyalty and direct mail marketing expenses, provision for doubtful accounts, and the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks. Direct operating expenses increased to $52.0 million for the first quarter of fiscal 2003 from $41.2 million in the comparable period of fiscal 2002. Direct operating expenses in the first quarter of fiscal 2003 as a percentage of revenues increased to 47.7% from 43.6% in the comparable period of fiscal 2002. Major contributing factors causing the increase in expenses in both absolute and percentage terms were the growth of revenues from the Health Resource Network which have a higher percentage of retailer fees as a function of revenues compared to the Company’s core business and higher third party costs at Market Logic and other core business reflecting the increase in rebate and loyalty related programs which have higher direct operating expenses as a percentage of revenues than the Company’s other core business programs.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, marketing and new product development expenses. Selling, general and administrative expenses for the first quarter of fiscal 2003 were $28.5 million, compared to $26.7 million for the comparable period of fiscal 2002, an increase of 6.7% or $1.8 million. This increase is primarily attributable to increased salary costs due to an expanded sales force in the core business and an increase in information technology development costs .

Depreciation and amortization increased to $11.0 million for the first quarter of fiscal 2003 from $10.7 million for the comparable period in fiscal 2002. Depreciation and amortization increased due to the investment in capital expenditures, during the current and prior periods, associated primarily with additional store equipment and data processing equipment .

Interest expense, net and other decreased to $.4 million net expense for the first quarter of fiscal 2003 from $1.1 million net expense for the comparable period in fiscal 2002. This reduction is due to a favorable fluctuation in exchange rates between United States and European currencies as compared to the same period in the prior year.

The provision for income taxes increased to $6.5 million, or 38% of income before income taxes and minority interest, for the first quarter of fiscal 2003, compared to $5.4 million, or 36.5% of income before income taxes and minority interest, for the same period in fiscal 2002. The increase in the tax rate is attributed to the recording of a foreign valuation allowance, fluctuation in the blended state rate, and other permanent book to tax differences.

Liquidity and Capital Resources

The Company’s primary capital expenditures are store equipment and third party store installation costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third party store installation costs for the Catalina Marketing Network typically range from $3,000 to $13,000 per store. During the first quarters of fiscal 2003 and 2002, the Company made net capital expenditures of $4.1 million and $11.5 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

In the first quarter of fiscal 2003, investments totaling $4.3 million were made, principally representing earnout payments attributable to past acquisitions accrued as of March 31, 2002.

As of March 31, 2002, the Company was authorized to repurchase $43.6 million of the Company’s stock. During the first quarter of fiscal 2003, the Company repurchased 867,900 shares of its common stock for a total of $27.8 million. On July 25, 2002 the Board of Directors authorized $100 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the unused portion of the previous authorization. As of July 30, 2002, $100 million was still available for share repurchase. The Company may, from time to time, repurchase shares of the Company’s common stock outstanding under the authorization.

On June 19, 2002, the Company extended a tender offer (“Tender Offer”) to purchase certain eligible outstanding common stock of Health Resource Publishing Company, Inc., a majority-owned subsidiary (“HRPC”) at a per share purchase price of $33.00. As of June 19, 2002, the Company held 5,040,000 of the total 5,793,346 outstanding shares of common stock. Certain current and former employees and directors of HRPC held the remaining outstanding shares. There were also outstanding options to acquire 389,044 shares of HRPC on the same date, held by the same current and former employees and directors of HRPC. The Tender Offer is scheduled to expire on October 16, 2002 unless otherwise extended by the Company. Outstanding shares of common stock are considered eligible for purchase by the Company under the Tender Offer if such shares were owned prior to April 15, 2002. As of June 19, 2002, there were 749,759 outstanding shares of common stock eligible for tender to the Company in connection with the Tender Offer. As of June 30, 2002, the Company had not purchased any shares of HRPC common stock pursuant to this Tender Offer.

The Company may, from time to time, purchase additional interests in its majority-owned subsidiaries.

The Company believes working capital generated by operations along with existing credit facilities is sufficient for its overall capital requirements for at least the next twelve months.

Other

Forward Looking Statements

Certain statements in this Form 10-Q may be forward looking, and actual results may differ materially. Statements not based on historic facts involve risks and uncertainties, including, but not limited to, the changing market for promotional activities, especially as it relates to policies and programs of packaged goods and pharmaceutical manufacturers and retailers for the issuance of certain product promotions, the effect of economic and competitive conditions and seasonal variations, actual promotional activities and programs with the company’s customers, the pace of installation of the company’s store network, the success of new services and businesses and the pace of their implementation, and the company’s ability to maintain favorable client relationships.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

The Company centrally manages its domestic debt by considering investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Eurodollar Rate or the Federal Funds Rate. International debt relates to the Company’s Japan subsidiaries and is used to fund the purchases of coupon equipment and billboards and for day to day operations.

Additionally, the rent expenses associated with the lease financing agreement with a special purpose entity for the Company’s corporate headquarters are based on fluctuating short-term interest rates. These rates are based on the LIBOR rate and can be adjusted based on short-term rates up to six months. A one-point change in interest rates, based on the June 30, 2002 debt and off-balance sheet obligations, would not have a material impact on the Company’s operations.

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

The Company has not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. The Company estimates that based upon the June 30, 2002 balance sheet, a 10% change in applicable foreign exchange rates would not have a material effect on consolidated operating profit measured in United States dollars. The Company believes that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or the Company’s financing and operating strategies.

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

Catalina Marketing Corporation filed Form 8-K with the Securities Exchange Commission on June 19, 2002 to report the promotion of Christopher W. Wolf to the position of Senior Vice President and Chief Financial Officer effective June 28, 2002. The Company accepted the resignation of Joseph P. Port as Executive Vice President and Chief Financial Officer, effective June 28, 2002.

a.     Exhibits

Exhibit No.	Description of Document

*3.3	Restated Certificate of Incorporation

**3.3.1	Certificate of Amendment of Certificate of Incorporation, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**3.3.2

Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

*3.4	Restated Bylaws

** 10.4	Amended and Restated 1989 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994

Exhibit No.	Description of Document

** 10.4.1	Second Amended and Restated 1989 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997

** 10.4.2	Third Amended and Restated 1989 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999

* 10.12	Form of Director and Officer Indemnification Agreement

** 10.18

Lease Agreement dated June 30, 1993 by and between QP One Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994

** 10.18.1

First Amendment dated December 20, 1993, to the Lease Agreement dated June 30, 1993, by and between QP One Corporation, a Minnesota corporation, as landlord, and Registrant, as tenant, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994

** 10.21	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

** 10.22	Employee Payroll Deduction Stock Purchase Plan, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995

** 10.24

Lease Agreement dated September 5, 1996 by and between Interior Design Services, Inc., a Florida corporation, as landlord, and Registrant, as tenant, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

** 10.25

Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, LLC, as rights agent, a copy which is attached as an exhibit to the Company’s Current Report on Form 8-K, filed on May 8, 1997

** 10.27	1999 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999

** 10.28

Lease Agreement dated October 21, 1999 by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

** 10.29

Participation Agreement dated October 21, 1999 among Catalina Marketing Sales Corporation, as lessee; the Registrant, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

Exhibit No.	Description of Document

** 10.30

Purchase and Sale Agreement dated October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

** 10.31

Credit Agreement dated September 25, 2000, by and between the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000

** 10.32

Amendment No. 1 To Certain Operative Agreements dated September 15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000

** 10.33	Executive Officer Transition, effective June 28, 2002, a copy which is attached as an exhibit to the Company’s Current Report on Form 8-K, filed on June 19, 2002

10.21.1	Second Amendment to the 1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002

10.34	2002 Director Stock Grant Plan dated June 18, 2002, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002

15	Acknowledgment Letter

99	Review Report of Independent Certified Public Accountants

99.1	CEO Certificate

99.2	CFO Certificate

______________

*

Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.

**	Previously filed as indicated.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 13, 2002	CATALINA MARKETING CORPORATION

(Registrant)

/s/ Christopher W. Wolf

Christopher W. Wolf Senior Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial officer)