Form 10-Q
period 2002-09-30
CATALINA MARKETING CORP/DE
filed 2002-11-13
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

             At November 1, 2002, Registrant had outstanding 54,436,998 shares of Common Stock.

CATALINA MARKETING CORPORATION

Signatures	15

Officers’ Certifications	16

CATALINA MARKETING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Revenues	$113,163	$103,978	$222,234	$198,402

Costs and Expenses:
Direct operating expenses	51,404	46,929	103,384	88,119
Selling, general and administrative	30,944	26,477	59,472	53,179
Depreciation and amortization	10,188	10,189	21,179	20,895

Total costs and expenses	92,536	83,595	184,035	162,193

Income From Operations	20,627	20,383	38,199	36,209

Interest Expense, Net and Other	(2,231)	(787)	(2,612)	(1,870)

Income Before Income Taxes and Minority Interest	18,396	19,596	35,587	34,339

Income Taxes	(7,946)	(7,154)	(14,489)	(12,536)
Minority Interest in Losses of Subsidiaries	9	7	20	16

Net Income	$10,459	$12,449	$21,118	$21,819

Diluted:
Net Income Per Common Share	$0.19	$0.22	$0.38	$0.38

Weighted Average Common Shares Outstanding	55,543	57,369	56,309	57,597

Basic:
Net Income Per Common Share	$0.19	$0.22	$0.38	$0.39

Weighted Average Common Shares Outstanding	54,876	56,312	55,490	56,400

See accompanying notes.

CATALINA MARKETING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	(unaudited)
	September 30, 2002	March 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$5,193	$13,276
Accounts receivable, net	72,266	79,834
Inventory	5,408	5,302
Deferred tax asset	6,969	6,303
Prepaid expenses and other current assets	20,249	22,563

Total current assets	110,085	127,278

Property and Equipment:
Property and equipment	322,634	311,389
Accumulated depreciation and amortization	(208,381)	(192,271)

Property and equipment, net	114,253	119,118
Purchased intangible assets, net	174,402	153,280
Other assets	2,100	4,126

Total Assets	$400,840	$403,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,077	$18,660
Accrued expenses	48,847	55,755
Taxes payable	4,261	5,590
Deferred revenue	24,073	22,492
Short term borrowings	4,768	14,845

Total current liabilities	103,026	117,342

Deferred tax liability	14,638	14,066
Minority interest	392	1,057
Long term debt	31,806	16,469
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 54,672,278 and 55,336,419 shares issued and outstanding at September 30, 2002 and March 31, 2002, respectively	547	553
Paid-in capital	2,997	7,164
Accumulated other comprehensive loss	(1,796)	(994)
Retained earnings	249,230	248,145

Total stockholders’ equity	250,978	254,868

Total Liabilities and Stockholders’ Equity	$400,840	$403,802

See accompanying notes.

CATALINA MARKETING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,118	$21,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,179	20,895
Loss on impairment of cost method investments	2,540	—
Minority interest	(20)	(16)
Tax benefit from exercise of non-qualified options and disqualified dispositions	1,216	5,849
Other	268	2,852
Changes in operating assets and liabilities	5,001	11,846

Net cash provided by operating activities	51,302	63,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(14,099)	(17,867)
Purchase of investments, net of cash acquired	(25,395)	(23,739)

Net cash used in investing activities	(39,494)	(41,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	3,523	18,892
Principal payments on debt obligations	(361)	(23,517)
Proceeds from issuance of common and subsidiary stock	5,665	14,843
Repurchase of Company common stock	(29,274)	(30,045)

Net cash used in financing activities	(20,447)	(19,827)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,639)	1,812
Effect of exchange rate changes on cash and cash equivalents	556	(225)
Cash and cash equivalents at end of prior period	13,276	7,280

Cash and cash equivalents at end of current period	$5,193	$8,867

See accompanying notes.

CATALINA MARKETING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and March 31, 2002, and the results of operations for the three and six month periods ended September 30, 2002 and 2001, and cash flows for the six month periods ended September 30, 2002 and 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The investments by third parties in the Company’s majority-owned subsidiaries are accounted for as minority interests on the Company’s condensed consolidated balance sheets and income statements. The second quarter balances and results of the majority and wholly-owned foreign subsidiaries are included as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001, respectively. The Company’s investments in non-majority owned companies were accounted for using the cost method. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates. Actual results may differ from those estimates.

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

Note 2.	Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three months ended September 30,		Six months ended September 30,

	2002	2001	2002	2001

Basic weighted average common shares outstanding	54,876	56,312	55,490	56,400
Dilutive effect of options outstanding	667	1,057	819	1,197

Dilutive weighted average common shares outstanding	55,543	57,369	56,309	57,597

Options to purchase 4,525,896 shares of common stock at exercise prices ranging from $30.42 to $36.82 per share for the three month period ended September 30, 2002, and 3,562,948 shares at exercise prices ranging from $32.55 to $36.82 per share for the three month period ended September 30, 2001 were not included in the computation of diluted EPS for each period because their exercise prices were greater than the average market price of common stock during the relevant periods.

Options to purchase 4,143,246 shares of common stock at exercise prices ranging from $32.55 to $36.82 per share for the six month period ended September 30, 2002, and 3,402,448 shares at exercise prices ranging from $32.63 to $36.82 per share for the six month period ended September 30, 2001 were not included in the computation of diluted EPS for each period because their exercise prices were greater than the average market price of common stock during the relevant periods.

Note 3.	Comprehensive Income (in thousands):

	Three months ended September 30,		Six months ended September 30,

	2002	2001	2002	2001

Net income	$10,459	$12,449	$21,118	$21,819
Other comprehensive loss, net of tax:
Currency translation adjustment	(256)	(373)	(802)	(225)

Comprehensive Income	$10,203	$12,076	$20,316	$21,594

Note 4.	Segment Information:

The Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company’s results of operations do not include revenue from internal sources in the amounts of $446,000 and $778,000, respectively, during the three and six months periods ended September 30, 2002, and $3,280,000 and $7,997,000 during the comparable periods of the prior year. Revenue from internal sources is eliminated in the presentation of consolidated results.

Note 5.	Goodwill, Other Intangibles and Other Assets:

Purchased intangible assets include (dollars in thousands):

	Weighted Average Useful Life (in years)	September 30, 2002	March 31, 2002

Patent license and retailer relationships in United Kingdom	20	$12,691	$12,691
Accumulated amortization		(3,966)	(3,649)
Purchased patents	14.5	26,902	26,852
Accumulated amortization		(5,548)	(4,384)

Identifiable intangible assets, net		30,079	31,510
Goodwill, net		144,323	121,770

Total intangible assets, net		$174,402	$153,280

Goodwill increased approximately $22.1 million during the six months ended September 30, 2002 as a result of the Health Resource Publishing Company, Inc. (“HRP”) tender offer (“Tender Offer”) described in Note 6. This increase includes the accrual for shares tendered, but not yet purchased as of September 30, 2002, in the amount of $2.1 million offset by the reduction of minority interest related to the tendered shares in the amount of approximately $500,000.

Other changes in goodwill were a result of payments and adjustments totaling approximately $450,000 made for previous acquisitions. Amortization of identifiable intangible assets was approximately $1,481,000 in the first six months of fiscal 2003 and approximately $1,471,000 in the first six months of fiscal 2002.

Based on intangible assets held as of September 30, 2002, estimated amortization of the Company’s identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ending March 31,	Retailer Relationships in United Kingdom	Purchased Patents

2003	$635	$2,331
2004	635	2,337
2005	635	2,333
2006	635	2,323
2007	635	2,292

During the three months ended September 30, 2002, the Company recorded a loss on impairment in the carrying value of certain cost method investments in the aggregate amount of approximately $2.5 million.

Note 6.	Outstanding Tender Offer:

On June 19, 2002, the Company commenced a Tender Offer to purchase certain eligible outstanding common stock of HRP, a majority-owned subsidiary, at a per share purchase price of $33.00. Certain current and former employees and directors of HRP hold the outstanding minority shares.

During the three months ended September 30, 2002, the Company purchased 621,513 of the outstanding HRP shares for approximately $20.5 million. As of September 30, 2002, the Company held 5,661,513 of the total 5,923,537 outstanding shares of common stock. Also, as of September 30, 2002, the Company had accrued the purchase of an additional 65,246 shares that had been tendered as of that date. The Tender Offer expired on October 16, 2002. The Company has the right to offer to purchase the remaining outstanding shares of common stock in the future. There were outstanding options to acquire 235,025 shares of HRP on September 30, 2002, held by the same current and former employees and directors of HRP.

Note 7.	Subsidiary Credit Facility:

On March 29, 2002, Catalina Marketing Japan, K.K., a Japan corporation and majority-owned subsidiary of the Company, (“Japan Subsidiary”) entered into a credit agreement (“Agreement”) with Bank One, NA.

The Agreement provides for a revolving credit facility of up to 500 million yen for short-term advances and a term credit facility of up to 2 billion yen for long-term funding in favor of the Japan Subsidiary. The termination date of the revolving credit facility is March 31, 2003, and the term credit facility terminates on March 31, 2005.

Borrowings under the Agreement accrue interest at rates based upon either (i) the Yen TIBOR rate plus a margin of 75 basis points for revolving facility interest, or (ii) the three year JPY/JPY Interest Rate Swap rate market against LIBOR plus a margin of 125 basis points for term facility interest. In addition, the Agreement provides for unused facilities fees. The payment of outstanding balances and other performance obligations under the Agreement are guaranteed by the Company, and the Agreement contains certain financial covenants and other terms and conditions. As of September 30, 2002, the Company was in compliance with all such financial covenants and other terms and conditions.

As of September 30, 2002, approximately $14.4 million was outstanding under the Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 Compared to Fiscal 2002

The Company’s revenues for the three months ended September 30, 2002 increased 8.8%, compared with the same period in fiscal 2002. The growth was achieved primarily as a result of increased revenues of the core domestic business by 14.2% and an increase of 20.3% in revenues in the Company’s European Operations, while revenues at Health Resource Publishing (“HRP”) decreased by 7.0%. For the six months ended September 30, 2002, revenues increased 12.0% compared with the same period in fiscal 2002. Fiscal year to date increase in revenue was primarily due to growth in the Company’s core domestic business of 16.9%, HRP of 10%, and European Operations of 11.2% offset by a decrease of 12.4% at the Company’s Japan joint venture over the comparable period in fiscal 2002.

In the United States, the Catalina Marketing Network was installed in 16,726 stores at September 30, 2002, which reach approximately 202 million shoppers each week, as compared to 16,066 stores reaching approximately 194 million shoppers each week at September 30, 2001 and 16,488 stores reaching approximately 204 million shoppers each week at March 31, 2002. The Health Resource Network was installed in 17,624 pharmacies at September 30, 2002 as compared to 14,602 pharmacies at September 30, 2001 and 17,716 pharmacies at March 31, 2002. Outside the United States, the Catalina Marketing Network was installed in 3,798 stores at September 30, 2002, reaching approximately 40 million shoppers each week, as compared to 3,139 stores reaching approximately 33 million shoppers each week at September 30, 2001 and 3,381 stores reaching approximately 36 million shoppers each week at March 31, 2002.

During the six months ended September 30, 2002, the Company installed its Catalina Marketing Network in 238 stores (net of deinstallations) in the United States, compared to a net increase of 591 stores in the same period in fiscal 2002. Deinstallation activity occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business. The Company also had a net decrease of 92 pharmacies in the installed base of its Health Resource Network in the six months ended September 30, 2002, compared to a net increase of 2,024 stores in the same period in fiscal 2002. Outside the United States, the Company installed 417 stores in the six months ended September 30, 2002 (net of deinstallations) compared to 522 stores in the same period in fiscal 2002.

Direct operating expenses consist primarily of retailer fees, paper costs, data line charges, sales commissions, loyaltyand direct mail marketing expenses, provision for doubtful accounts, and the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks. Direct operating expenses increased to $51.4 million and $103.4 million for the three and six months periods ended September 30, 2002, respectively, from $46.9 million and $88.1 million, respectively, for the same periods in fiscal 2002. Direct operating expenses for the three months ended September 30, 2002 as a percentage of revenues increased to 45.4% from 45.1% in the same period of fiscal 2002. Direct operating expenses for the six months ended September 30, 2002 increased to 46.5% from 44.4% for the same period of fiscal 2002. The increase in fiscal 2003 is primarily attributable to higher third party costs associated with a sales volume increase in lower margin loyalty card and direct mail services, both of which fall within the core domestic business, offset by lower sales commissions, data line expense and improved paper pricing.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, marketing and new product development expenses. Selling, general and administrative expenses for the three and six months periods ended September 30, 2002 were $30.9 million and $59.5 million, respectively, compared to $26.5 million and $53.2 million, respectively, for the same periods of fiscal 2002. These increases are primarily attributable to increased salary costs due to an expanded sales force in the core domestic business and internationally as well as an increase in information technology development costs. As a percentage of revenues, selling, general and administrative expenses were 26.8% for the six months ended September 30, 2002 which is consistent with 26.8% for the comparable period in fiscal 2002.

Depreciation and amortization expense amounted to $10.2 million and $21.2 million for the three and six months periods ended September 30, 2002, respectively, and $10.2 million and $20.9 million for the comparable periods in fiscal 2002. Depreciation and amortization expense increased nominally due to the investment in capital expenditures, during the current and prior periods, associated primarily with additional store equipment and data processing equipment.

Interest expense, net and other increased to $2.2 million net expense for the three months ended September 30, 2002, from $787,000 net expense for the comparable period in fiscal 2002. This increase is due primarily to the recording of a loss on impairment in the carrying value of certain cost method investments, in the aggregate amount of approximately $2.5 million, mitigated by favorable changes in foreign exchange rates between the United States and Europe.

The provision for income taxes increased to $7.9 million, or 43.2% of income before income taxes and minority interest, for the three months ended September 30, 2002, compared to $7.2 million, or 36.5% of income before income taxes and minority interest, for the same period in fiscal 2002. The increase in the effective tax rate is attributed to a valuation allowance related to the recording of a non-cash loss on impairment in the carrying value of certain cost method investments, a recording of a foreign valuation allowance, fluctuation in the blended state rate, and other permanent book to tax differences.

Liquidity and Capital Resources

The Company’s primary capital expenditures are store equipment and third party store installation costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third party store installation costs for the Catalina Marketing Network typically range from $3,000 to $13,000 per store. During the six month periods ended September 30, 2002 and September 30, 2001, the Company made net capital expenditures of $14.1 million and $17.9 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

On June 19, 2002, the Company commenced a Tender Offer to purchase certain eligible outstanding common stock of HRP, a majority-owned subsidiary, at a per share purchase price of $33.00. Certain current and former employees and directors of HRP hold the outstanding minority shares.

During the three months ended September 30, 2002, the Company purchased 621,513 of the outstanding HRP shares for approximately $20.5 million. As of September 30, 2002, the Company held 5,661,513 of the total 5,923,537 outstanding shares of common stock. Also, as of September 30, 2002, the Company had accrued the purchase of an additional 65,246 shares that had been tendered as of that date. The Tender Offer expired on October 16, 2002. The Company has the right to offer to purchase the remaining outstanding shares of common stock in the future. There were outstanding options to acquire 235,025 shares of HRP on September 30, 2002, held by the same current and former employees and directors of HRP.

Additionally, investments totaling $4.9 million were made in the first six months of fiscal 2003 principally representing earnout payments attributable to past acquisitions.

As of March 31, 2002, the Company had authorization from its Board of Directors to repurchase $43.6 million of the Company’s stock. During the six month period ended September 30, 2002, the Company repurchased 923,700 shares of its common stock for a total of approximately $29.3 million. On July 25, 2002 the Board of Directors authorized $100 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the unused portion of the previous authorization. As of September 30, 2002, $100 million was still available for share repurchase. The Company may, from time to time, repurchase shares of the Company’s common stock outstanding under the authorization.

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

Interest Rates

The Company centrally manages its domestic debt by considering investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Eurodollar Rate or the Federal Funds Rate. International debt relates to the Company’s Japan Subsidiary and is used to fund the purchases of coupon equipment and billboards and for day to day operations.

Additionally, the rent expenses associated with the lease financing agreement with a special purpose entity for the Company’s corporate headquarters are based on fluctuating short-term interest rates. These rates are based on the LIBOR rate and can be adjusted based on short-term rates for periods of up to six months. A one-point change in interest rates, based on the September 30, 2002 debt and off-balance sheet obligations, would not have a material impact on the Company’s operations.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which can be volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

The Company has not utilized derivative financial instruments to reduce the effect of fluctuating currency exchange rates. The Company estimates that based upon the September 30, 2002 balance sheet, a 10% change in applicable foreign exchange rates would not have a material effect on consolidated operating profit measured in United States dollars. The Company believes that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or the Company’s financing and operating strategies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out within 90 days prior to the filing of this quarterly report. This evaluation was made under the supervision and the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including it’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 25, 2002. The following members were elected as Class II members of the Company’s Board of Directors for the period ending as of the annual meeting of stockholders in 2005:

Frederick W. Beinecke Evelyn V. Follit

The terms of the other directors of the Company continued after the meeting. These directors are:

Frank H. Barker Patrick W. Collins Daniel D. Granger Anne MacDonald Michael B. Wilson

With regard to the proposal to approve an amendment to the Company’s 1999 Stock Option Plan to increase by 4,700,000 the number of shares of the Company’s Common Stock available under the 1999 Stock Option Plan for the grant of options, and the issuance of shares upon exercise thereof, 36,157,154 votes were cast in favor, 6,423,716 were cast against, and there were 77,413 abstentions. Accordingly, the proposal was approved.

With regard to the proposal to approve the adoption of the Company’s 2002 Director Stock Grant Plan, 38,228,051 votes were cast in favor, 4,289,728 were cast against, and there were 140,504 abstentions. Accordingly, the proposal was approved.

With regard to the proposal to ratify Ernst and Young LLP as the Company’s independent certified public accountants for fiscal 2003, 50,362,708 votes were cast in favor, 624,857votes were cast against and there were 162,009 abstentions. Accordingly, the proposal was approved.

Item 6.	Exhibits and Reports on Form 8-K

         a.       Exhibits

Exhibit No.		Description

*3.3	—	Restated Certificate of Incorporation

**3.3.1	—	Certificate of Amendment of Certificate of Incorporation, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**3.3.2	—	Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

*3.4	—	Restated Bylaws

**10.4.2	—	Third Amended and Restated 1989 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999

*10.12	—	Form of Director and Officer Indemnification Agreement

Exhibit No.		Description

**10.21	—	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**10.22	—	Employee Payroll Deduction Stock Purchase Plan, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995

**10.25	—	Stockholder Protection Agreement, dated May 8, 1997, between the Registrant and ChaseMellon Shareholder Services, LLC, as rights agent, a copy which is attached as an exhibit to the Company’s Current Report on Form 8-K, filed on May 8, 1997

**10.27	—	1999 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999

**10.27.1	—	Second amendment to the 1999 Stock Option Plan, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002.

**10.28	—	Lease Agreement dated October 21, 1999 by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

**10.29	—	Participation Agreement dated October 21, 1999 among Catalina Marketing Sales Corporation, as lessee; the Registrant, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.

**10.30	—	Purchase and Sale Agreement dated October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999

**10.31	—	Credit Agreement dated September 25, 2000, by and between the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000.

**10.32	—	Amendment No. 1 To Certain Operative Agreements dated September 15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000.

**10.34	—	2002 Director Stock Grant Plan dated June 18, 2002, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002.

15		Acknowledgment Letter

99		Review Report of Independent Certified Public Accountants

99.1		Certificate of Chief Executive Officer

Exhibit No.	Description

99.2	Certificate of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.

**	Previously filed as indicated.

         b.       Reports of Form 8-K

                    None

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

November 13, 2002	CATALINA MARKETING CORPORATION

(Registrant)

/s/ CHRISTOPHER W. WOLF

Christopher W. Wolf Senior Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial officer)

Officer Certification

I, Daniel D. Granger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalina Marketing Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
By:	/s/ DANIEL D. GRANGER

President, Chief Executive Officer, Chairman of the Board and Director

Officer Certification

I, Christopher W. Wolf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalina Marketing Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
By:	/s/ CHRISTOPHER W. WOLF

Senior Vice President and Chief Financial Officer