Form 10-Q
period 2002-12-31
CATALINA MARKETING CORP/DE
filed 2003-02-12
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

At January 23, 2003, Registrant had outstanding 53,424,103 shares of Common Stock.

CATALINA MARKETING CORPORATION

CATALINA MARKETING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues	$119,110	$114,730	$341,344	$313,132
Costs and Expenses:
Direct operating expenses	50,376	49,334	153,760	137,453
Selling, general and administrative	30,088	27,384	89,560	80,563
Depreciation and amortization	11,155	10,601	32,334	31,496

Total costs and expenses	91,619	87,319	275,654	249,512

Income From Operations	27,491	27,411	65,690	63,620

Interest Expense, Net and Other	(285)	(51)	(2,897)	(1,921)

Income Before Income Taxes and Minority Interest	27,206	27,360	62,793	61,699

Income Taxes	(10,338)	(9,985)	(24,827)	(22,521)
Minority Interest in Losses of Subsidiaries	8	4	28	20

Net Income	$16,876	$17,379	$37,994	$39,198

Diluted:
Net Income Per Common Share	$0.31	$0.31	$0.69	$0.69

Weighted Average Common Shares Outstanding	54,285	56,370	55,387	57,187

Basic:
Net Income Per Common Share	$0.31	$0.31	$0.69	$0.70

Weighted Average Common Shares Outstanding	54,212	55,437	54,830	56,078

See accompanying notes.

CATALINA MARKETING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS	(unaudited) December 31, 2002	March 31, 2002
Current Assets:
Cash and cash equivalents	$6,757	$13,276
Accounts receivable, net	74,256	79,834
Inventory	5,613	5,302
Deferred tax asset	6,129	6,303
Prepaid expenses and other current assets	18,274	22,563
Total current assets	111,029	127,278

Property and Equipment:
Property and equipment	332,331	311,389
Accumulated depreciation and amortization	(216,983)	(192,271)

Property and equipment, net	115,348	119,118
Purchased intangible assets, net	175,562	153,280
Other assets	2,158	4,126

Total Assets	$404,097	$403,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,434	$18,660
Accrued expenses	44,611	55,755
Taxes payable	5,025	5,590
Deferred revenue	24,658	22,492
Short term borrowings	6,433	14,845

Total current liabilities	98,161	117,342

Deferred tax liability	15,797	14,066
Minority interest	330	1,057
Long term debt	49,479	16,469
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding		—
Common stock; $0.01 par value; 150,000,000 authorized shares and 53,342,398 and 55,336,419 shares issued and outstanding at December 31, 2002 and March 31, 2002, respectively	533	553
Paid-in capital	256	7,164
Accumulated other comprehensive loss	(1,613)	(994)
Retained earnings	241,154	248,145

Total stockholders’ equity	240,330	254,868

Total Liabilities and Stockholders’ Equity	$404,097	$403,802

See accompanying notes.

CATALINA MARKETING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,994	$39,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,334	31,496
Loss on impairment of cost method investments	2,540	—
Minority interest	(28)	(20)
Tax benefit from exercise of non-qualified options and disqualified dispositions	1,222	6,903
Other	2,843	3,250
Changes in operating assets and liabilities	(1,840)	9,012

Net cash provided by operating activities	75,065	89,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(23,961)	(23,871)
Purchase of investments	(29,219)	(32,540)

Net cash used in investing activities	(53,180)	(56,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on credit facility	22,000	(3,000)
Proceeds from debt obligations	1,483	7,324
Principal payments on debt obligations	(368)	(9,026)
Proceeds from issuance of Company and subsidiary common stock	4,561	15,459
Repurchase of Company common stock	(56,873)	(46,529)

Net cash used in financing activities	(29,197)	(35,772)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,312)	(2,344)
Effect of exchange rate changes on cash and cash equivalents	793	(374)
Cash and cash equivalents at end of prior period	13,276	7,280

Cash and cash equivalents at end of current period	$6,757	$4,562

See accompanying notes.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Condensed Consolidated Financial Statements:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2002 and March 31, 2002, and the results of operations for the three and nine month periods ended December 31, 2002 and 2001, and cash flows for the nine month periods ended December 31, 2002 and 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated in consolidation. The investments by third parties in the Company’s majority-owned subsidiaries are accounted for as minority interests on the Company’s condensed consolidated balance sheets and income statements. The third quarter balances and results of the majority and wholly-owned foreign subsidiaries are included as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001, respectively. The Company’s investments in non-majority owned companies were accounted for using the cost method. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates. Actual results may differ from those estimates.

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

Note 2. Net Income Per Common Share:

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Basic weighted average common shares outstanding	54,212	55,437	54,830	56,078
Dilutive effect of options outstanding	73	933	557	1,109

Diluted weighted average common shares outstanding	54,285	56,370	55,387	57,187

Options to purchase 8,538,624 shares of common stock at exercise prices ranging from $19.92 to $36.82 per share for the three month period ended December 31, 2002, and 4,159,723 shares at exercise prices ranging from $30.98 to $36.82 per share for the three month period ended December 31, 2001 were not included in the computation of diluted EPS for these periods because their exercise prices were greater than the average market price of common stock during the relevant periods.

Options to purchase 4,549,042 shares of common stock at exercise prices ranging from $27.60 to $36.82 per share for the nine month period ended December 31, 2002, and 4,039,573 shares at exercise prices ranging from $32.55 to $36.82 per share for the nine month period ended December 31, 2001 were not included in the computation of diluted EPS for these periods because their exercise prices were greater than the average market price of common stock during the relevant periods.

Note 3. Comprehensive Income (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Net income	$16,876	$17,379	$37,994	$39,198
Other comprehensive loss, net of tax:
Currency translation adjustment	183	36	(619)	(189)

Comprehensive Income	$17,059	$17,415	$37,375	$39,009

Note 4. Segment Information:

The Company has aggregated its operating units and product lines into a single reporting segment called Targeted Marketing Services. The Company’s results of operations do not include revenue from internal sources in the amounts of $983,000 and $2,401,000, respectively, during the three and nine month periods ended December 31, 2002, and $5,035,000 and $13,031,000 during the comparable prior year periods. Revenue from internal sources is eliminated in the presentation of consolidated results.

Note 5. Goodwill, Other Intangibles and Other Assets:

Purchased intangible assets include (dollars in thousands):

	Weighted Average Useful Life (in years)	December 31, 2002	March 31, 2002
Patent license and retailer relationships in the United Kingdom	20	$12,691	$12,691
Accumulated amortization		(4,124)	(3,649)
Purchased patents	14.5	26,902	26,852
Accumulated amortization		(6,135)	(4,384)

Identifiable intangible assets, net		29,334	31,510
Goodwill		146,228	121,770

Total intangible assets, net		$175,562	$153,280

Goodwill increased approximately $23.6 million during the nine months ended December 31, 2002 as a result of the Health Resource Publishing Company, Inc. (“HRP”) tender offer (“Tender Offer”) described in Note 6. This increase includes an offset caused by the reduction of minority interest related to the tendered shares in the amount of approximately $600,000.

Other changes in goodwill were a result of payments and adjustments totaling approximately $900,000 made for previous acquisitions. Amortization of identifiable intangible assets was approximately $2,226,000 in the first nine months of fiscal 2003 and approximately $2,213,000 in the first nine months of fiscal 2002.

Based on intangible assets held as of December 31, 2002, estimated amortization of the Company’s identifiable intangible assets for the current and each of the four succeeding fiscal years is as follows (in thousands):

Fiscal Year Ending March 31,	Retailer Relationships in United Kingdom	Purchased Patents
2003	$635	$2,335
2004	635	2,359
2005	635	2,337
2006	635	2,301
2007	635	2,282

During the three months ended September 30, 2002, the Company recorded a loss on impairment in the carrying value of certain cost method investments in the aggregate amount of approximately $2.5 million

Note 6. HRP Tender Offer:

On June 19, 2002, the Company commenced a Tender Offer to purchase certain eligible outstanding common stock of HRP, a majority-owned subsidiary, at a per share purchase price of $33. Certain current and former employees and directors of HRP held the outstanding minority shares. During the nine months ended December 31, 2002, the Company purchased 731,921 of the outstanding shares of HRP common stock for approximately $24.2 million. As of December 31, 2002, the Company held 5,771,921 of the total 5,934,015 outstanding shares of HRP common stock. The Tender Offer expired on October 16, 2002. The Company has the right to offer to purchase the remaining outstanding shares of common stock in the future. There were outstanding options to acquire 198,022 shares of HRP common stock on December 31, 2002, held by current and former employees and directors of HRP.

Note 7. Subsidiary Credit Facility:

On March 29, 2002, Catalina Marketing Japan, K.K., a Japan corporation and majority-owned subsidiary of the Company (“Japan Subsidiary”), entered into a credit agreement (“Japan Credit Agreement”) with Bank One, NA.

The Japan Credit Agreement provides for a revolving credit facility of up to 500 million yen for short-term advances and a term credit facility of up to 2 billion yen for long-term funding in favor of the Japan Subsidiary. The termination date of the revolving credit facility is March 31, 2003, and the term credit facility terminates on March 31, 2005.

Borrowings under the Japan Credit Agreement accrue interest at rates based upon either (i) the Yen TIBOR rate plus a margin of 75 basis points for revolving facility interest, or (ii) the three year JPY/JPY Interest Rate Swap rate market against LIBOR plus a margin of 125 basis points for term facility interest. In addition, the Japan Credit Agreement provides for unused facilities fees. The payment of outstanding balances and other performance obligations under the Japan Credit Agreement are guaranteed by the Company, and the Japan Credit Agreement contains certain financial covenants and other terms and conditions. As of December 31, 2002, the Company was in compliance with all such financial covenants and other terms and conditions.

As of December 31, 2002, approximately $15.9 million was outstanding under the Japan Credit Agreement.

Note 8. Newly Issued Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting”. SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Management has not yet determined the effect the implementation of SFAS 148 will have on the Company’s financial statements.

In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the accounting and disclosures to be made by a guarantor about obligations under certain guarantees that it has issued. It clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 requires disclosure in all financial statement presentations issued after December 15, 2002. The Company has identified three existing guarantees, as defined by FIN 45, which are described below.

In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of certain variable interest entities in which the investing enterprise does not have the characteristics of a controlling financial interest or does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created before February 1, 2003, FIN 46 requires measurement of the assets and liabilities of the variable interest entity at their carrying amounts. FIN 46 requires consolidation of any variable interest entity in the financial statements for interim and annual reporting periods beginning after June 15, 2003. FIN 46 further requires disclosure in all financial statement presentations issued after January 31, 2003.

As of October 21, 1999, the Company entered into a lease financing agreement (“Lease Agreement”) with a variable interest entity for the corporate headquarters facility in St. Petersburg, Florida. The Company employs this arrangement because it provides a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. At its inception, the variable interest entity was partially funded by an outside equity investment of three percent and accordingly, the variable interest entity qualified for off-balance sheet treatment. The remaining funding for the variable interest entity was provided by outside commercial banks in the form of long-term debt and is secured by the facility and partially guaranteed by the Company. The operating lease term runs through October 2005. The Company has the opportunity to extend the lease term for up to three, five year renewal periods, subject to certain conditions. During the lease periods, monthly payments are based on the LIBOR rate and can be adjusted based on short-term rates for periods of up to six months. The Lease Agreement includes a purchase option for the Company that approximates the original cost of the $30.5 million facility. In the event that the lease is not extended or the purchase option is not elected, the facility may be sold. The proceeds from such a sale are to be applied to the remaining debt obligations of the variable interest entity. The Company guarantees any difference between the proceeds of the sale and the remaining debt obligations of the variable interest entity up to approximately $25.9 million.

The effects anticipated by the Company of the consolidation of the variable interest entity will be a $30.5 million increase in assets for the corporate headquarters facility with associated accumulated depreciation of approximately $3.1 million. This asset will be offset by increased debt of $30.5 million and an adjustment to retained earnings for the cumulative effect of a change in accounting principle of $3.1 million. On a prospective basis, the Company expects an initial increase in annual depreciation of approximately $1.3 million.

On October 10, 1996, the Company purchased 51% of Pacific Media, K.K. (“PMKK”), a Japanese media company. The terms of the purchase agreement provide a call option whereby the Company gained the right, as of May 2002, to purchase the remaining 49% of PMKK at a price calculated based upon a multiple of EBITDA pursuant to the call formula as defined in the purchase agreement. The terms of the purchase agreement also provide for a put option whereby the minority shareholders, effective May 2003, have the right to require the Company to purchase the remaining 49% of PMKK at a price calculated based upon a multiple of EBITDA pursuant to a “put formula” set forth in the purchase agreement. As the criteria for the put formula have not yet been fulfilled, the maximum future payment has not yet been determined, and the Company has not recorded a liability for this potential payment. In the event that the put option is exercised by the minority shareholders, the Company would record the increased interest in PMKK using the purchase method of accounting.

The Company guarantees various credit agreements entered into by its Japan Subsidiary (“Japan Credit Facilities”) to finance capital expenditures and fund the current operating requirements of the Japan Subsidiary. Available credit under the Japan Credit Facilities totals 3.9 billion yen, which translates to approximately $32.5 million based on December 31, 2002 currency exchange rates. Termination dates for the Japan Credit Facilities range from March 31, 2003 to August 31, 2006. At December 31, 2002, the balance under the Japan Credit Facilities is approximately $3.9 million of short term debt and $16.9 million of long term debt which is included in the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 Compared to Fiscal 2002

The Company’s revenues for the three months ended December 31, 2002 increased 3.8%, compared with the same period in fiscal 2002. The growth was achieved primarily as a result of a 6.1% increase in the core domestic business revenues and an increase of 44.1% in revenues in the Company’s European Operations, partially offset by a 14.1% decrease in the revenues of Health Resource Publishing (“HRP”). For the nine months ended December 31, 2002, revenues increased 9.0% compared with the same period in fiscal 2002. The fiscal year to date increase in revenues was primarily due to growth in the Company’s core domestic business of 11.8% and European Operations of 21.3%, partially offset by a decrease of 8.0% at the Company’s Japan joint venture.

In the United States, the Catalina Marketing Network was installed in 17,333 stores at December 31, 2002, which reach approximately 212 million shoppers each week, as compared to 16,503 stores reaching approximately 209 million shoppers each week at December 31, 2001 and 16,488 stores reaching approximately 204 million shoppers each week at March 31, 2002. The Health Resource Network was installed in 17,686 pharmacies at December 31, 2002 as compared to 17,622 pharmacies at December 31, 2001 and 17,716 pharmacies at March 31, 2002. Outside the United States, the Catalina Marketing Network was installed in 4,069 stores at December 31, 2002, reaching approximately 47 million shoppers each week, as compared to 3,338 stores reaching approximately 37 million shoppers each week at December 31, 2001 and 3,381 stores reaching approximately 36 million shoppers each week at March 31, 2002.

During the nine months ended December 31, 2002, the Company installed its Catalina Marketing Network in 845 stores (net of deinstallations) in the United States, compared to a net increase of 1,028 stores in the same period in fiscal 2002. Deinstallation activity occurs primarily through the consolidation of retail chains and store closures made by retailers in the ordinary course of business. The Company also had a net decrease of 30 pharmacies in the installed base of its Health Resource Network in the nine months ended December 31, 2002, compared to a net increase of 5,044 stores in the same period in fiscal 2002 which included 2,600 Eckerd locations. Outside the United States, the Company installed 688 stores in the nine months ended December 31, 2002 (net of deinstallations) compared to 721 stores in the same period in fiscal 2002.

Direct operating expenses consist primarily of retailer fees, paper costs, data line charges, third party costs, sales commissions, loyalty and direct mail marketing expenses, provision for doubtful accounts, and the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks. Direct operating expenses increased to $50.4 million and $153.8 million for the three and nine months periods ended December 31, 2002, respectively, from $49.3 million and $137.5 million, respectively, for the same periods in fiscal 2002. Direct operating expenses for the three months ended December 31, 2002 as a percentage of revenues decreased to 42.3% from 43.0% in the same period of fiscal 2002. Direct operating expenses for the nine months ended December 31, 2002 increased to 45.0% from 43.9% for the same period of fiscal 2002. The increase in fiscal 2003 is primarily attributable to higher third party costs associated with a sales volume increase in lower margin loyalty card and direct mail services. These increases were partially offset by lower sales commissions and data line expense.

Selling, general and administrative expenses include personnel-related costs of selling and administrative staff, marketing and new product development expenses. Selling, general and administrative expenses for the three and nine months periods ended December 31, 2002 were $30.1 million and $89.6 million, respectively, compared to $27.4 million and $80.6 million, respectively, for the same periods of fiscal 2002. As a percentage of revenues, selling, general and administrative expenses were 25.3% and 26.2% for the three and nine months ended December 31, 2002 compared to 23.9% and 25.7% for the same periods in fiscal 2002. These increases are primarily attributable to increased salary costs due to an expanded sales force in the core domestic business and internationally as well as an increase in information technology development costs and legal costs.

Depreciation and amortization expense amounted to $11.2 million and $32.3 million for the three and nine months periods ended December 31, 2002, respectively, and $10.6 million and $31.5 million for the comparable periods in fiscal 2002. Depreciation expense increased due to the investment in capital expenditures, during the current and prior periods, associated primarily with additional store equipment and data processing equipment.

Interest expense, net and other increased to $285,000 and $2.9 million net expense for the three and nine months periods ended December 31, 2002, from $51,000 and $1.9 million net expense for the comparable periods in fiscal 2002. The three months period ending December 31, 2002 increased primarily due to interest expense associated with increased utilization of the credit facility. The nine months period increase is due to the recording of a loss on impairment in the carrying value of certain cost method investments, in the aggregate amount of approximately $2.5 million, mitigated by favorable changes in foreign exchange rates between the United States and Europe

The provision for income taxes amounted to $10.3 million and $24.8 million, or 38% and 39.5%, respectively, of income before income taxes and minority interest, for the three and nine months periods ended December 31, 2002, compared to $10.0 million and $22.5 million, or 36.5% of income before income taxes and minority interest, for the three and nine months periods ended December 31, 2001. The increase is due to a recording of a foreign valuation allowance, fluctuation in the blended state rate, and other permanent book to tax differences.

Liquidity and Capital Resources

The Company’s primary capital expenditures are store equipment and third party store installation costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third party store installation costs for the Catalina Marketing Network typically range from $3,000 to $13,000 per store. During the nine month periods ended December 31, 2002 and December 31, 2001, the Company made net capital expenditures of $24.0 million and $23.9 million, respectively. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement.

On June 19, 2002, the Company commenced a Tender Offer to purchase certain eligible outstanding common stock of HRP, a majority-owned subsidiary, at a per share purchase price of $33. Certain current and former employees and directors of HRP held the outstanding minority shares. During the nine months ended December 31, 2002, the Company purchased 731,921 of the outstanding shares of HRP common stock for approximately $24.2 million. As of December 31, 2002, the Company held 5,771,921 of the total 5,934,015 outstanding shares of HRP common stock. The Tender Offer expired on October 16, 2002. The Company has the right to offer to purchase the remaining outstanding shares of common stock in the future. There were outstanding options to acquire 198,022 shares of HRP common stock on December 31, 2002, held by current and former employees and directors of HRP.

Additionally, payments totaling approximately $5.0 million were made in the first nine months of fiscal 2003 principally representing earnout payments attributable to past acquisitions.

On July 25, 2002, the Board of Directors authorized $100 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaced the unused portion of the previous authorization. During the nine month period ended December 31, 2002, the Company repurchased 2,315,800 shares of its common stock for a total of approximately $56.9 million. As of December 31, 2002, $72.4 million was still available under the authorization for the Company to repurchase shares of the Company’s common stock.

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

Additionally, the rent expenses associated with the lease financing agreement with a variable interest entity for the Company’s corporate headquarters are based on fluctuating short-term interest rates. These rates are based on the LIBOR rate and can be adjusted based on short-term rates for periods of up to six months. A one-point change in interest rates, based on the December 31, 2002 debt obligations and the lease financing agreement for the Company’s corporate headquarters, would not have a material impact on the Company’s operations.

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

The Company has not utilized derivative financial instruments to reduce the effect of fluctuating currency exchange rates. The Company estimates that based upon the December 31, 2002 balance sheet, a 10% change in applicable foreign exchange rates would not have a material effect on consolidated operating profit measured in United States dollars. The Company believes that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or the Company’s financing and operating strategies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out within 90 days prior to the filing of this quarterly report. This evaluation was made under the supervision and the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including it’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

Part II—Other Information

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		Description of Document
*3.3	—	Restated Certificate of Incorporation

**3.3.1	—	Certificate of Amendment of Restated Certificate of Incorporation, a copy which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997

**3.3.2	—

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

**10.34	—	2002 Director Stock Grant Plan dated June 18, 2002, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002

15	—	Acknowledgment Letter

99	—	Review Report of Independent Certified Public Accountants

99.1	—	Certificate of Chief Executive Officer

99.2	—	Certificate of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.

**	Previously filed as indicated.

b.	Reports of Form 8-K

None

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

February 12, 2003	CATALINA MARKETING CORPORATION

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

Date:  February 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003

By:	/s/ Christopher W. Wolf

Senior Vice President and Chief Financial Officer