Form 10-K
period 2003-03-31
CATALINA MARKETING CORP/DE
filed 2004-05-17
CIK 883977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-11008

Catalina Marketing Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0499007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Carillon Parkway, St. Petersburg, Florida (Address of principal executive offices)	33716-2325 (Zip Code)

(727) 579-5000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of September 30, 2003, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $15.19 as reported by the New York Stock Exchange, Inc.) was $740,167,505. The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2004, was 52,134,462.

TABLE OF CONTENTS

FORM 10-K

PART I

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      References herein to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries unless the context specifically states or implies otherwise.

      Certain information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot assure you that any future results, performance or achievements will be achieved.

      Factors that may cause such differences include, but are not limited to, the changing market for promotional activities, especially as it relates to policies and programs of consumer packaged goods and pharmaceutical manufacturers and retailers; general business and economic conditions; acquisitions and divestitures; risks associated with the Company’s growth and financings; government and regulatory policies affecting the Company and its customers; potential adverse federal, state, or local legislation or regulation or adverse determinations subjecting the Company to additional taxes; the pricing and availability of alternative forms of advertising; product acceptance; the Company’s ability to execute on its various business plans and to test, expand and install its networks in new markets; risks associated with reliance on the performance and financial condition of advertisers and customers; technological developments; changes in the competitive and regulatory environments in which the Company and its customers operate; seasonal variations, actual promotional activities and programs with the Company’s customers; the success of new services and businesses and the pace of their implementation; the Company’s ability to maintain favorable client relationships; the Company’s ability to avoid or mitigate material adverse judgments against, or other adverse results affecting, the Company in the existing United States Securities and Exchange Commission (“SEC”) investigation and shareholder and derivative litigation described in Item 3 — “Legal Proceedings,” or any additional regulatory action, litigation or other proceeding that may be commenced; the Company’s ability to fully address and correct deficiencies and weaknesses in our internal controls and to thereafter maintain an effective internal controls structure; the Company’s ability to attract, motivate and/or retain key employees.

      The Company undertakes no obligation to make public indication of changes in, update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTORY NOTE

      In this Annual Report on Form 10-K, words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date we are filing this Annual Report on Form 10-K with the SEC.

      Catalina Marketing Corporation is filing this Annual Report on Form 10-K for its fiscal year ended March 31, 2003. The filing of this Annual Report on Form 10-K was delayed as a result of the Company’s internal investigations of its financial results for fiscal year 2003, and the resignation of our former independent certified public accountants. Accounting issues arising during the audit of our fiscal year 2003 financial statements and the resignation of our former independent certified public accountants have been disclosed separately under a report on Form 8-K filed by the Company on August 26, 2003, as subsequently amended. Subsequent to the resignation of our former independent certified public accountants, we enlisted the services of PricewaterhouseCoopers LLP (“PwC”), who have completed the audit of our financial statements for fiscal year 2003 and re-audits of our financial statements for fiscal years 2002 and 2001. Such internal investigations, audit and re-audits have led to the restatement of our (1) selected financial data for the fiscal years 2002, 2001 and 2000; (2) financial statements for the fiscal years ended March 31, 2002 and 2001, and (3) unaudited selected quarterly information for each of the four quarters of fiscal year 2003 and fiscal year 2002. No specific adjustments have been identified that relate to fiscal year 1999; however, we believe that certain payments were made by the seller of Direct Marketing Services (“DMS”) to DMS employees and are not reflected in the 1999 financial statements. We believe further that the total amount of these payments in fiscal year 1999 were less than $1.0 million. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Consolidated Financial Statements included elsewhere herein for additional discussion.

      Our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2003, September 30, 2003 and June 30, 2003, also have been delayed as a result of our internal investigations and the re-audits. We intend to file these quarterly reports as soon as possible.

      Ongoing review of our public filings by the SEC may require us to further amend or restate our periodic reports. Additionally, we are not currently in compliance with the listing requirements of the New York Stock Exchange (the “NYSE”), the exchange on which our common stock is listed. As a result, the NYSE may delist our common stock or take other adverse action if we are unable to return to compliance with its listing requirements. These requirements include the obligation to file our periodic reports on a timely basis and hold our annual meeting of stockholders during each fiscal year. We cannot assure you when we will be able to file our delayed quarterly reports. Also, we will not be able to hold our annual meeting of stockholders until after our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 has been filed. We cannot assure you when we will file this report, although we plan to do so as soon as practicable. The NYSE has not taken any delisting or other action against the Company, but there can be no assurance that the NYSE will not take any such action in the future. If we are required to amend or restate our periodic filings, or if the NYSE delists, or attempts to delist, our common stock, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

      While the selected financial information for fiscal year 2000 included in this Annual Report on Form 10-K is unaudited, the financial information presented for this period is presented on a basis that is consistent with our audited Consolidated Financial Statements for the fiscal years ended 2003, 2002 and 2001 included in this Annual Report on Form 10-K. We have not amended, and do not intend to amend, any of our previously filed annual or quarterly reports. Therefore, financial information that has been previously filed or otherwise reported for these periods should no longer be relied upon and is superseded by the information in this Annual Report on Form 10-K.

Item 1.     Business

General

      Catalina Marketing Corporation, a Delaware corporation, and subsidiaries (the “Company”), is a global leader in the development and distribution of behavior-based communications for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. Catalina Marketing was founded on the premise that the combination of access to information regarding consumers and insight into their actual purchase behavior, would enable more effective, cost-efficient promotions than traditional marketing approaches. Since the first installation of our network equipment in retail stores in 1984, Catalina Marketing has continued to develop and expand our product offerings. The services of our networks are driven by proprietary, internally developed software.

      The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally. Employing proprietary technology developed for the Company’s in-store network, the Catalina Marketing Network®, we also offer on-line and at-home access to consumers. These marketing solutions, including discount coupons, loyalty marketing programs, attitudinal research programs, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at the checkout and via direct mail. Personally identifiable data that may be collected from the Company’s targeted marketing programs, as well as its research programs, is used in conformity with all the Company’s privacy policies.

      The Company is organized and managed by segments, which include the following operations: Manufacturer Services, Retail Services, Direct Marketing Services (“DMS”), Catalina Health Resource (“CHR”), Catalina Marketing Research Solutions (“CMRS”), international operations, which include both manufacturer and retail services similar to those services provided in the United States (“International”) and Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard” or “PMKK”). The domestic operations of the Company include Manufacturer Services, Retail Services, DMS, CHR and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. These segments of our business coordinate their work efforts by providing clients the entire scope of targeted marketing services and enabling clients to better understand, target and change consumer behavior.

      In the United States, as of March 31, 2003, the Catalina Marketing Network®, which supports Manufacturer and Retail Services, was installed in approximately 17,500 retail stores, primarily supermarkets, reaching more than 202 million shoppers weekly. The Health Resource Network was installed in over 17,800 pharmacy outlets reaching more than 19 million prescription medication users weekly as of March 31, 2003. Internationally, our network was installed in over 4,000 retail locations, primarily supermarkets, in Europe and Japan reaching more than 46 million shoppers weekly.

      As of March 31, 2003, the Company employed approximately 1,700 people in offices throughout the United States, Europe and Japan.

Recent Developments

     Restatement of Financial Information for Fiscal Years 2002, 2001 and 2000

      In June 2003, we announced our intent to delay the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as a result of certain issues identified by the Company’s management related to the timing of revenue recognition at CHR. At that time, management continued its evaluation of financial data of CHR relating to fiscal year 2003, while the Company’s Audit Committee engaged Ernst & Young LLP (“E&Y”), which replaced Arthur Andersen LLP as our independent certified public accountants in May 2002, to assist in the review and evaluation of the results. In addition, on June 30, 2003, the Company initiated discussions with the Staff of the SEC to advise them of these matters and has continued discussions with the Staff of the SEC throughout this process.

      In July 2003, E&Y expressed concerns over additional areas of accounting, including revenue recognition in Manufacturer Services. On August 26, 2003, we filed a report on Form 8-K with the SEC reporting E&Y’s resignation as our independent certified public accountants and disclosing the following accounting issues identified by E&Y: (i) the timing of the Company’s accounting for revenues derived from its customer arrangements at CHR in light of the discovery by the Company’s management of certain agreements with customers that were not reflected in written agreements and/or considered in connection with the Company’s accounting for the arrangements, and certain other elements of a significant multi-year arrangement, (ii) the timing of the Company’s accounting with respect to revenue recognition at CHR and Manufacturer Services to the extent that certain customer contracts had not been executed by both parties during the period in which the revenue was first recognized for such contracts, (iii) the timing of the Company’s accounting treatment of its customer arrangements in Manufacturer Services and at CHR with respect to certain exclusivity rights granted to customers for the contractual periods of customer arrangements, (iv) the Company’s accounting treatment for certain non-cash transactions in Retail Services, and (v) the Company’s disclosure of segment information for financial reporting.

      The Company has worked with its new independent certified public accountants, PwC, and, with regard to exclusivity provisions included in contracts of Manufacturer Services, has consulted with the Office of the Chief Accountant of the SEC. Furthermore, the Company has cooperated with the SEC in connection with its investigation by providing the SEC with information and numerous documents, as requested, participating in meetings with the SEC Staff, and making available as witnesses those individuals under its control in response to the SEC’s inquiries and requests in an effort to resolve these matters, as well as other areas identified during the audits of the financial statements for each of the fiscal years 2003, 2002 and 2001. As a result, we are restating our (1) selected financial data for fiscal years 2002, 2001 and 2000; (2) financial statements for the fiscal years ended March 31, 2002 and 2001, and (3) unaudited selected quarterly information for each of the four quarters of fiscal year 2003 and the four quarters of fiscal year 2002. These matters are discussed in more detail in Item 3 — “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

      The adjustments necessary to restate our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) are discussed in detail in Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

      The effects of these adjustments on our Consolidated Financial Statements included in this Annual Report on Form 10-K are presented in Note 3 to the Consolidated Financial Statements and have been reflected where applicable in this Annual Report on Form 10-K.

      Furthermore, in previous filings with the SEC, the Company has disclosed its conclusion that it operated in one reportable segment, targeted marketing services. Upon a closer evaluation of the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has concluded that its business is managed by operating segments, which do not meet all of the aggregation criteria pursuant to SFAS No. 131. As such, segment information has been provided in this Annual Report on Form 10-K pursuant to the requirements of SFAS No. 131. In addition, fiscal years ended March 31, 2002 and 2001 have been restated to provide business segment information on a basis comparable to the fiscal year ended March 31, 2003 reportable segment structure.

     Significant Business Developments and Events Through March 31, 2004

•	In June 2002, we commenced a tender offer to purchase certain eligible outstanding common stock of CHR, at a purchase price of $33.00 per share. Certain current and former employees and directors of CHR owned the outstanding shares that were purchased in the tender offer. During the fiscal year ended March 31, 2003, the Company purchased 731,921 of the outstanding shares of CHR common stock for approximately $24.2 million. As of March 31, 2003, the Company held 5,771,921 of the total 5,954,047 outstanding shares, or 97%, of CHR common stock. The tender offer expired on October 16, 2002. Since October 2002, no further repurchases of CHR common stock have been made pursuant to this tender offer. The Company intends to purchase the remaining outstanding shares of CHR common stock in fiscal year 2005.

•	On July 25, 2002, the Board of Directors authorized $85.7 million of funds to be available for the repurchase of our common stock, in addition to the $14.3 million previously authorized, for a total of $100 million of repurchase authorization. During the fiscal year ended March 31, 2003, the Company repurchased 3,132,100 shares of its common stock for a total of $72.0 million, $42.7 million of which was included under the $100 million authorization. During the fiscal year ended March 31, 2004, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. As of March 31, 2004, approximately $43.9 million remains available under the authorization for the Company to repurchase shares of the Company’s common stock.

•	In May 2003, the Company, through one of its wholly-owned subsidiaries, purchased the remaining 49% of the voting equity interest in Pacific Media KK (“PMKK”) held by certain minority shareholders of PMKK, pursuant to the exercise of a call option contained in the Purchase Agreement dated October 10, 1996, among the Company, PMKK and certain minority shareholders of PMKK for an aggregate purchase price equal to $23.2 million in cash, based on foreign exchange rates on the payment date. PMKK is now wholly owned by the Company.

•	In September 2003, the Company’s credit agreement with a syndicate of commercial banks (the “Corporate Facility”), expired and we entered into an agreement to extend the Corporate Facility for 60 days. Our aggregate borrowing capacity was reduced from $150.0 million to $30.0 million. In November 2003, we entered into a Second Amended and Restated Credit Agreement with Bank One, N.A., as Administrative Agent and Wachovia Bank, National Association, as Syndication Agent and Documentation Agent. The Company’s obligations under the Corporate Facility are guaranteed by the Company and certain of its domestic subsidiaries and by assets pledged as collateral. The Corporate Facility expires in August 2004. In November 2003, Catalina Marketing Japan, K.K. (“Catalina Japan”) entered into a credit agreement with Bank One, N.A. (the “Japan Agreement”). The aggregate borrowing capacity under the Japan Agreement is 3.5 billion yen or approximately $31.9 million. Catalina Japan’s obligations under the Japan Agreement are guaranteed by the Company and certain of the Company’s subsidiaries and by assets pledged as collateral. The revolving loan commitment under the Japan Agreement (1.5 billion yen, or approximately $13.7 million) expires in August 2004 and the term loan under the Japan Agreement (2.0 billion yen, or approximately $18.2 million) expires in March 2005. The Japan Agreement replaced the prior credit facility that matured, with extensions, in November 2003 as well as the term loan that would have matured in March 2005.

•	In November 2003, the Company announced its intent to divest of certain businesses that were deemed not to be strategically aligned with the Company’s current core competencies, including: DMS, CMRS and Japan Billboard. The Company is currently evaluating options with respect to the sale or other methods of divestiture of these businesses.

•	On March 31, 2004, we sold our loyalty card and data-entry services business located in Farmingdale, New Jersey. Catalina Marketing’s loyalty card and data-entry services business provided application and data processing, card production and fulfillment services related to loyalty card programs for retailers. We intend to continue to work with our retail customers to transition our loyalty card and data-entry services.

•	Throughout fiscal year 2004, there were significant changes to our senior management team and several members of our Board of Directors. In addition, during this same period, our senior management team devoted a significant amount of time conducting internal investigations, restating our financial statements, reviewing corporate governance procedures and responding to government inquiries. See Item 10 — “Directors, Executive Officers and Other Significant Employees” in Part III of this Annual Report on Form 10-K for a description of our current executive officers and members of our Board of Directors.

Business Segment Information

     General

      The Company offers behavior-based, targeted-marketing services and programs globally. The Company is organized and managed by segments, which include the following operations: Manufacturer Services, Retail Services, DMS, CHR, CMRS, International and Japan Billboard. The domestic operations of the Company include Manufacturer Services, Retail Services, DMS, CHR and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. These segments of our business coordinate their work efforts by providing clients the entire scope of targeted marketing services and enabling clients to better understand, target and change consumer behavior.

      Financial information regarding segment revenues, net income and total assets and geographic information regarding geographic revenues and long-lived assets for each of the fiscal years 2003, 2002 and 2001 is presented in Note 17 to the Consolidated Financial Statements.

     Manufacturer Services

      Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating group specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controller and scanning equipment. The network prints customized promotions at the point of sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Our customers contract with us to deliver promotions for them and typically pay us a fee for each promotion delivered. In general, Manufacturer Services recognizes revenue at the time a promotion is delivered at the checkout counter of the retail store based on a per promotion charge.

      The primary objective of Manufacturer Services’ sales efforts is to assist consumer packaged goods manufacturers with the design of programs that deliver results that achieve their brand objectives. The sales and client service teams consult with current and prospective clients to develop and implement customized, targeted marketing programs that meet specific brand strategies and objectives.

      The Company’s Manufacturer Services segment generates revenue primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is based on the total incentives delivered times a per-print fee. Delivered incentives include targeted promotions, messages and sweepstakes. The Company generally bills customers a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted promotions or messages for a specified category, or categories, within a four-week period referred to as a “cycle.” The delivery is based upon particular triggering transactions that are registered at the point of sale (i.e., the checkout counter of a retail store). The majority of our contracts cover multiple cycles.

      Redemption processing of these promotions is similar to that of traditional manufacturer coupons. In this regard, retailers provide discounts to consumers who present the coupons. The retailers send redeemed coupons to clearinghouses, and receive reimbursements for the discounts provided, including handling fees from the manufacturers.

      The two predominant programs of Manufacturer Services are: Checkout Coupon® and Checkout Direct®. Through its Checkout Coupon® service, Catalina Marketing delivers marketing communications to consumers at checkout, based on the products included in their current shopping basket. Catalina Marketing delivers marketing communications to consumers at the checkout counter based on past purchase behavior though its Checkout Direct® service.

      Manufacturer Services had a single client, Nestlé, that accounted for approximately 17.1%, 13.1% and 11.5% of revenues generated by this segment for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. In addition, sales to another client accounted for 9.6%, 9.5% and 10.4% of revenues generated by this segment for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We believe that the loss of either Nestlé or the other client referred to above would have a material adverse effect on Manufacturer Services. In addition, we believe the loss of Nestlé would have a material adverse effect on the Company taken as a whole.

     Retail Services

      Retail Services provides innovative customer marketing solutions to over 80 retail chains nationwide. The primary objective of this operating group is to support, maintain and expand the Catalina Marketing Network® used by Manufacturer Services. In addition to this primary objective, this operating group provides services to retailers, including promotional prints, analytical services, loyalty card production and data management services that enable retailers to focus on changing their customers’ shopping patterns with targeted communications that motivate the customers to visit the store more frequently, purchase specific products, increase purchases and develop store loyalty. On March 31, 2004, we sold our loyalty card and data-entry services business. See “Significant Business Developments and Events Through March 31, 2004.”

      Catalina Marketing typically enters into agreements with retail chains to install its network in the retail stores of the chain for an initial period of three or more years. In certain circumstances, the retailer pays a one-time fee as a partial reimbursement for the cost of the installation. In general, Catalina Marketing pays distribution fees to, and exchanges services with, the retailer based on the number of promotions printed. Because of the concentration of ownership in the retail grocery industry, we are dependent on a limited number of retailers that supply the points of distribution for our manufacturer customers’ printed promotional materials. Approximately 55% of the printed in-store promotional incentives we provided for our customers during the fiscal year ended March 31, 2003, were generated from within the stores belonging to five retail chains. If any of these retail chains were to decide to not renew their contract with us to provide point-of-sale services, or if they reduce the number of point-of-sale locations, a material reduction in our revenues could result if we were unable to replace these point-of-sale locations.

      Catalina Marketing owns the equipment installed in each retail store which consists of a thermal printer at each checkout lane linked by a computer on the retailer’s premises to the retailer’s point-of-sale controller and scanning equipment. Catalina Marketing operates two data processing facilities in the United States that employ various technologies to transmit promotional instructions to personal computers installed in retail stores and retrieve program data. All of the equipment and supplies, including computers, printers and paper, used in a retail installation, are purchased by the Company from outside sources. All of the store equipment and supplies used by our network are managed, installed and maintained by our corporate support staff for all of our operating segments. While we currently use a limited number of primary suppliers, Catalina Marketing believes that alternate sources of supply are available without material interruption to the Company’s business.

     DMS

      DMS provides services designed to reach consumers in their homes. DMS analyzes frequent shopper databases and identifies consumer lifestyle changes to develop strategic programs that meet multiple objectives for both brand manufacturers and retailers. These targeted direct mail programs are based on actual purchase behavior or consumer lifestyle changes. DMS provides services which enable manufacturers and retailers to influence the purchase patterns of targeted customers based on their actual purchase behavior and history. Clients use these services to support new product launches and line extensions, build loyalty to a brand and deliver timely messages to consumers.

      The Company’s specific product offerings include Sample Logic®, Retail Solutions and One-to-One Direct®. Sample Logic® uses consumer purchase data provided by our retailers to deliver targeted product samples and promotions to consumers’ homes. Retail Solutions develops and delivers direct mail customer campaigns, as well as customer reward and loyalty strategies. One-to-One Direct® delivers coupons from multiple consumer products goods manufacturers, using data provided by our retailers, to consumers in their home in a single mailing. The Company suspended the One-to-One Direct® service in December 2003.

      DMS had a single client that accounted for approximately 16.2%, 0.6% and 0.7% of revenues generated by this segment for fiscal years ended March 31, 2003, 2002 and 2001, respectively. We believe that the loss of this client would have a material adverse effect on DMS, but not on the business of the Company taken as a whole.

      In November 2003, the Company announced its intention to divest the DMS operations. See “Significant Business Developments and Events Through March 31, 2004.”

     CHR

      CHR services allow pharmaceutical and consumer product goods manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s programs and services give the Company’s customers the ability to acquire and retain patients by providing educational information about their treatment along with the benefits of compliance, and by encouraging dialogue between patients and their health care professionals.

      CHR’s primary product offerings use an in-store, prescription-based technology to provide targeted, direct-to-patient communications on behalf of the Company’s customers. These communication services include messages and educational information to healthcare patients at pharmacies throughout the Health Resource Network. The Health Resource Network is a proprietary software system that gives pharmaceutical manufacturers and retailers the opportunity to effectively communicate with patients based on their prescription buying behavior and assists patients in making more informed healthcare decisions while preserving their privacy.

      CHR primarily generates revenues by printing messages for pharmaceutical manufacturers and consumer packaged goods manufacturers. These messages are created for the pharmacy’s customer when a prescription is purchased, based on that particular drug’s National Drug Code symbol. The message promotes prescription medications or other products in the retail store.

      The Health Resource® Newsletter is CHR’s primary client offering. Distribution of the newsletter is triggered by the National Drug Code found on all prescription drugs and targeted to the consumer based on the National Drug Code, age, gender, third-party payer, or whether the medicine is prescribed for the first time or a refill, but not by name, address, or other personally identifiable information. When a prescription is processed via the Health Resource Network, this customized newsletter with prescription information, therapeutically relevant editorial content and product information, is printed in the pharmacy and given to consumers by their pharmacist when they get their medication.

      CHR enters into agreements with pharmacy retail chains to install the Health Resource Network in pharmacies within the chain. Upon installation, the retailer generally agrees to use the Health Resource Network in its pharmacy for a minimum period of time, typically three years. CHR pays distribution fees to, and exchanges services with, the pharmacy based on the number of Health Resource® newsletters printed.

      The Health Resource Network operates using a printer linked by an on-premises computer to the pharmacy’s point-of-sale controller and scanning equipment. Certain versions of the software eliminate the need for a computer in each location, in which case, only a printer is located in those pharmacies. CHR operates a data processing facility that communicates via various technologies with the computers installed in the pharmacies to send promotional instructions and retrieve program data. In some cases, CHR installs and owns the equipment. In other cases, the equipment is owned by the pharmacy retailer. All of the equipment owned by us is generic and purchased from third-party vendors. Typically, pharmacies are contractually obligated to provide supplies, including toner and paper. The Company believes that we can secure alternate sources of equipment and supplies without significant interruption to CHR’s business.

      CHR’s client base varies from year to year and as such a client may be significant in one year and not in another. CHR’s top five clients accounted for 52.1%, 53.7% and 43.6% of revenue in fiscal years 2003, 2002 and 2001, respectively.

     CMRS

      CMRS provides a wide range of traditional marketing research services, including tracking studies and customer satisfaction surveys, as well as proprietary research products that take advantage of the Company’s behavioral data gathered throughout the Catalina Marketing Network®.

      The primary objective of CMRS is to increase penetration within existing client relationships and develop new client relationships. New business development strategies include targeting leaders in a number of service industries such as healthcare, technology and restaurants as well as consumer packaged goods manufacturers.

In addition to new client acquisitions, CMRS is also focused on penetrating additional product segments within the existing manufacturing and retail client base. By combining traditional research services with the other segments’ services, clients are given an integrated solution geared toward their specific need.

      CMRS had a single client that accounted for approximately 18.7%, 15.5% and 12.5% of revenues generated by this segment for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We believe that the loss of this client would have a material adverse effect on CMRS, but not on the business of the Company taken as a whole.

      In November 2003, the Company announced its intention to divest the CMRS operations. See “Significant Business Developments and Events Through March 31, 2004.”

     International

      All financial and statistical results of the Company’s wholly and majority owned foreign subsidiaries are included for the twelve-month period ending December 31 which is their fiscal year end.

      As of the end of fiscal year 2003, the Company provided in-store electronic targeted marketing services for consumers in the United Kingdom, France, Italy and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic business in offering a full range of targeted marketing solutions to many of the top 100 consumer packaged goods manufacturers and enjoys relationships with major supermarket retailers based on a syndicated platform. At the end of fiscal year 2003, the network was installed in 3,551 retail locations in Europe and 518 locations in Japan and reached more than 46 million consumers weekly. In France, the Company has been operating since 1994 and as of the end of fiscal year 2003 the Catalina Marketing Network® was installed in 2,632 retailers across 12 supermarket and hypermarket chains. In Italy, Catalina began operations in 2000 and was partnered with seven major retail chains and 318 stores at the end of the fiscal year. In the United Kingdom, the Catalina Marketing Network® was installed in 601 stores. In Japan, the network was launched in 1997 and was in 518 stores across six retail chains, of which three were among the top five general merchandise chains. In fiscal year 2004, the Company continued to expand its behavior-based targeting capabilities in Europe by launching a pilot test in Germany.

      International had a single client, Nestlé, that accounted for approximately 10.1%, 12.1% and 6.7% of revenues generated by this segment for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We believe that the loss of this client would have a material adverse effect on this business segment. However, the loss of the International revenue generated by Nestlé would not have a material effect on the Company, taken as a whole. See “Manufacturer Services.”

      In fiscal year 2003, International sales accounted for approximately 6.4% of our total revenues. Our international operations are subject to the normal risks of foreign operations, including: changes in local business and economic conditions, political uncertainties, adapting to different regulatory requirements, interest rate movements, uncertainties of litigation, increasing consolidation of retailers and consumer products goods manufacturers, competition, pricing pressure, seasonality and changing customer and client preferences. Certain of these risks have affected our business in the past and may also have a material adverse effect on our business, results of operations and financial condition in the future. In addition, sales in our international operations are billed in foreign currencies and are subject to currency exchange fluctuations as are intercompany royalties and financing activities. In prior years, changes in the value of the U.S. dollar compared to foreign currencies have had an impact on our sales and margins. We cannot predict the direction or magnitude of currency fluctuations. The Company, where practical, purchases goods and services in local currencies. The Company borrows locally to meet its financing requirements in Japan to obtain certain natural and economic hedges.

      In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

     Japan Billboard

      Pacific Media, KK is a wholly-owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. PMKK primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of leading clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of PMKK. Upon completion and installation, the billboards are financed through third-party financing companies. PMKK is required to make rental payments to building owners for the space on the rooftops and faces of buildings where the billboards are installed. PMKK provides the maintenance for their billboards during the life of the contract, which generally ranges from three to five years.

      Japan Billboard had a single client that accounted for approximately 74.9%, 71.9% and 67.7% of revenues generated by this segment for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. This client produces tobacco products and is subject to the rules and regulations that govern that industry. This client has substantially reduced its spending with PMKK and this has had a material adverse effect on Japan Billboard, but not the business of the Company taken as a whole.

      The passage and implementation of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002 has significantly affected the manner in which tobacco companies in Japan are permitted to market, promote and advertise its products. As a result of the implementation of this Initiative, PMKK’s primary client began to reduce their advertising expenditures for billboards significantly, as well as other media and promotional spending. The Initiative, as it relates to outdoor tobacco advertising, mandates that the maximum visual dimension of any billboard advertisement be limited to 35 square meters. As a result, a significant number of PMKK’s sales contracts covering a broad network of large-sized billboards with this client were either terminated or not renewed. In those cases, PMKK has actively sought replacement business to forestall the significant cost of sign removal and cultivate new revenue streams.

      In January 2004, Japan’s Ministry of Health announced its intention to sign and ratify the international Framework Convention on Tobacco Control recently adopted by the World Health Organization. This convention will become effective once it has been adopted by 40 countries. The adoption of this convention will further limit tobacco companies’ ability to advertise tobacco products on billboards in Japan. The effects of this ruling are significant to Japan Billboard, and the Company expects a further reduction in revenues from its single significant client.

      In November 2003, the Company announced its intention to divest the PMKK operations. See “Significant Business Developments and Events Through March 31, 2004.”

     Competition

      Competition in the targeted marketing services business is intense and includes many competitors. Catalina Marketing competes for manufacturers’ advertising and consumer promotion budgets with a wide range of media including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. The Company’s segments, Manufacturer Services, Retail Services, DMS and International, compete with various traditional coupon delivery methods including free-standing inserts, newspapers, direct mail, magazines and in- or on-product packaging, as well as other in-store marketing companies that use a variety of coupon, promotion or other advertising delivery methods. CHR competes for pharmaceutical budget dollars with a wide range of media, including television, publications, direct mail, and other alternate sources of direct-to-consumer communication. Competition for CMRS comes from a broad array of national, regional and local marketing research firms.

      Catalina Marketing competes for advertising, promotional and research dollars based on the efficiencies of the Company’s networks, its ability to accurately and effectively target potential consumers, the number of shoppers reached, and the Company’s ability to deliver consumer insights and influence consumer buying behavior.

     Research and Development

      The Company’s research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing and Health Resource Networks, market research, software development, and system upgrades. For each of the fiscal years ended March 31, 2003, 2002 and 2001, expenditures for research and development were $5.1 million, $4.5 million and $4.4 million, respectively.

     Intellectual Property

      Catalina Marketing currently holds, and has pending, numerous United States and foreign patents relating to Catalina Marketing products and services. These patents include the initial targeted incentive core patents as well as improvements and additional inventions related to Catalina Marketing’s current and contemplated business, programs and services. In addition, the Company regards certain computer software in the Catalina Marketing Network® and each additional service application as proprietary and subject to copyright protection. Catalina Marketing also holds, and has pending, numerous service marks and trademarks related to its entities, businesses, products, and services that have associated goodwill in the relevant marketplace. Catalina Marketing believes that certain intellectual property owned or licensed by the Company gives us a competitive advantage in key geographic regions in which we operate. While we continue to pursue protection for intellectual property rights developed by the Company, certain of our patents, over time, will expire and there is no guarantee that we will be able to secure additional patent rights. The expiration of a core patent or loss of patent protection resulting from a legal challenge may result in significant competition from third parties with respect to the covered product or service in a short period of time. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the relevant country. Although we believe that the Company’s intellectual property provides us with a competitive advantage, we believe that we are not dependent upon a single patent, or a specific series of patents, the loss of which would have a material adverse effect on our business. In appropriate situations, we seek to protect our proprietary intellectual property rights vigorously.

     Government Regulation

      Our operations are subject to regulation in the United States and in other countries in which we do business. Generally, we are subject to federal and state laws governing the privacy and the use of consumer information collected by us. In the United States, various federal agencies including the United States Food and Drug Administration (“FDA”) and various state agencies have promulgated regulations that restrict the advertising of tobacco, dairy and alcohol products. Specifically, CHR operates in a highly regulated business environment and is subject to direct regulation by the FDA and anti-kickback laws. For a discussion of government regulations on our international operations, see “Business Segment Information-International.”

     Available Information

      The Company is subject to the information requirements of the Exchange Act. Therefore, the Company files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      The Company’s website is www.catalinamarketing.com. The Company makes available, free of charge, on or through its website, its annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information posted on the Company’s website is not part of this report.

Item 2.     Properties

      The Company’s headquarters is located in St. Petersburg, Florida. This 142,857 square foot facility houses the Company’s principal administrative, marketing, information technology and product development offices. The Company leases this facility through a variable interest entity which is partially funded by a third party financial institution. The Company has included the value of the building and the related indebtedness in its Consolidated Financial Statements in accordance with FASB Interpretation No. 46: Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”). As of March 31, 2004, the Company leased an additional 18 sales and support offices across the United States, consisting of approximately 245,000 square feet in the aggregate, and five offices for its foreign operations. The Company believes that the headquarters facility, along with the existing sales and support offices, are adequate to meet its current requirements and that suitable additional space will be available as needed to accommodate growth of its operations and sales and support office requirements for the foreseeable future.

Item 3.     Legal Proceedings

Government Investigations

      As previously disclosed, on March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003, to inform the Staff of certain revenue recognition timing issues that management of the Company identified at CHR. The Company believes that the SEC inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2003, 2002 and 2001, which fiscal years are the subject of the various adjustments and restatements described in this Annual Report on Form 10-K. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information about our restatement. Since the initiation of the informal investigation and through the date of the filing of this Annual Report on Form 10-K, the Company has been cooperating with the SEC in connection with its investigation, including through in-person meetings between Company representatives and the SEC Staff, and the provision to the SEC of information and numerous documents. In addition, the Company has made available as witnesses those individuals under its control in response to the SEC inquiries and requests. Other than the SEC investigation, as of the date hereof, the Company is not aware of any additional inquiry or investigation having been commenced against the Company related to these matters, but it cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the investigation was to result in a regulatory proceeding or action against the Company, the Company’s business and financial condition could be harmed.

Securities Actions and Derivative Actions

      The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The actions are brought on behalf of those who purchased the Company’s common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain varying allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning the Company’s business and operations with the result of artificially inflating the Company’s share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). In January 2004, the Court ordered that Lead Plaintiffs file their Consolidated Amended Class Action Complaint 30 days after the filing of the Company’s revised financial statements. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

      Certain present and former officers and directors of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions entitled The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, commenced in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 commenced in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from the Company, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Patent Litigation Action

      In May 2002 the Company was sued by Expanse Networks, Inc. (“Expanse”) for patent infringement in the United States District Court for the Eastern District of Pennsylvania. The case is currently scheduled for trial in July 2004. Expanse alleges that the Company infringes two Expanse patents directed to certain specific computer implemented methods for mathematically processing consumer purchase history data to generate and then use a consumer profile. Expanse seeks damages and injunctive relief in the case. The Company has denied Expanse’s claims based on, among other defenses, its assertion that the Company is not infringing the Expanse patents at issue in this action. In addition, the Company believes that, in the event that the Court determines that any of the Company’s various business activities are covered by the Expanse patents, the Expanse patents are invalid for various reasons, including that they are subject to prior use and activities that render the patents invalid. The Company intends to continue to vigorously defend itself in connection with this matter and does not believe that this matter will be resolved in a manner which is materially adverse to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003 or through the date of the filing of this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

A.     Market Prices of Stock

      The Company’s common stock, par value $0.01 per share (“common stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “POS.” The following table sets forth, for each quarter period of the last two fiscal years and for each quarter of fiscal year 2004, the high and low closing prices as reported by the NYSE for the common stock for the quarters ended as follows:

	High	Low

Fiscal Year 2002:
June 30, 2001	$37.59	$28.40
September 30, 2001	34.52	26.99
December 31, 2001	34.78	26.40
March 31, 2002	39.01	34.74

Fiscal Year 2003:
June 30, 2002	$36.67	$27.55
September 30, 2002	32.89	25.26
December 31, 2002	27.97	17.86
March 31, 2003	20.53	16.25

Fiscal Year 2004:
June 30, 2003	$19.49	$15.51
September 30, 2003	17.53	12.58
December 31, 2003	20.99	15.20
March 31, 2004	21.11	17.12

B.     Stockholders

      As of March 31, 2004, there were approximately 800 registered holders of shares of common stock.

C.     Dividends

      The Company has not paid any cash dividends to date, and there are no current plans to pay cash dividends in the future. For a discussion of restrictions on the Company’s and its subsidiaries’ ability to pay dividends contained in certain of our debt instruments, see Note 9 to the Consolidated Financial Statements.

D.     Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

      This table sets forth information relating to the Company’s equity compensation plans as of March 31, 2003.

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity Compensation Plans approved by shareholders	8,483,986	$28.18	5,893,384 *
Equity Compensation plans not approved by shareholders	—	—	—

Total	8,483,986	$28.18	5,893,384 *

*	Included in this total are (i) 226,058 shares remaining available for issuance under the Company’s Employee Payroll Deduction Stock Purchase Plan, (ii) 250,000 shares remaining available for issuance under the Company’s 2002 Director Stock Grant Plan and (iii) 5,417,326 shares remaining available for issuance under the Company’s 1999 Stock Option Plan.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following selected consolidated financial data for the fiscal years ended March 31, 2003, 2002 and 2001 is derived from our audited Consolidated Financial Statements.

	Fiscal Year Ended March 31,

	2003(3)	2002	2001	2000	1999(4)

				(Unaudited)
		(As restated)(2)	(As restated)(2)	(As restated)

	(Dollars in thousands, except per share amounts)
Income statement data:
Revenues	$470,709	$442,702	$413,103	$348,983	$264,783
Income from operations	92,386	95,567	81,473	59,655	67,911
Income from operations, excluding goodwill amortization(1)	92,386	95,567	85,437	62,494	69,151
Net income	55,098	58,550	47,160	32,862	37,608
Net income, excluding goodwill amortization(1)	55,098	58,550	50,969	35,610	38,848
Diluted net income:
Per common share	$1.00	$1.03	$0.81	$0.57	$0.66
Addback: goodwill amortization(1)	—	—	0.07	0.04	0.02

Adjusted net income per common share	$1.00	$1.03	$0.88	$0.61	$0.68

Diluted weighted average common shares outstanding	54,885	57,104	57,919	57,957	57,027
Balance sheet data:
Cash and cash equivalents	$1,715	$13,656	$5,373	$13,479	$13,942
Total assets	422,421	415,902	396,424	288,609	221,047
Long-term debt	49,926	46,035	68,330	10,814	6,033
Total stockholders’ equity	215,995	223,263	183,045	122,894	120,933
Other data:
U.S. Catalina Marketing stores installed at end of period	17,498	16,488	15,475	13,516	12,092
International Catalina Marketing stores installed at end of period	4,069	3,338	2,547	2,476	1,811
Catalina Health Resource pharmacy outlets installed at end of period	17,827	17,716	12,578	6,671	3,861
Capital expenditures	$42,555	$30,813	$54,540	$58,217	$39,954
Payments for repurchases of common stock	$71,973	$46,529	$15,842	$47,603	$18,248

(1)	As of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment tests at least annually. The effects of this change in accounting principle are shown as adjusted on the income statements.

(2)	See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements for a discussion and the effect of the restatements on the fiscal years 2002 and 2001.

(3)	See Note 4 to the Consolidated Financial Statements regarding the Company’s plan, subsequent to March 31, 2003, to divest certain of its operations.

(4)	No specific adjustments have been identified that relate to 1999; however, we believe that certain payments were made by the seller of DMS to DMS employees and are not reflected in the 1999 financial statements. We believe further that the total amount of these payments in this fiscal 1999 year was less than $1.0 million. For further discussion, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The following table provides selected financial data comparing amounts previously reported with the amounts as restated for the fiscal year ended March 31, 2000. These amounts are unaudited. The nature of the restatements made are discussed further in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3 to the Consolidated Financial Statements. The restatements to this period resulted from the investigations made by the Company and the re-audits performed by PwC for the fiscal years ended March 31, 2003, 2002 and 2001. Adjustments have also been made to fiscal year 2000 to reflect issues that arose during the investigations and re-audits.

	Fiscal Year Ended March 31,

	2000	2000

	(As originally reported)	(As restated)
	(Unaudited)	(Unaudited)

	(Dollars in thousands, except
	per share amounts)
Income statement data:
Revenues	$350,922	$348,983
Income from operations	85,271	59,655
Income from operations, excluding goodwill amortization(1)	87,754	62,494
Net income	51,348	32,862
Net income, excluding goodwill amortization(1)	53,783	35,610
Diluted net income
Per common share	$0.89	$0.57
Addback: goodwill amortization(1)	0.04	0.04

Adjusted net income per common share	$0.93	$0.61

Diluted weighted average common shares outstanding	57,957	57,957
Balance sheet data:
Cash and cash equivalents	$13,765	$13,479
Total assets	303,752	288,609
Long-term debt	10,814	10,814
Total stockholders’ equity	141,045	122,894

(1)	As of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment tests at least annually. The effects of this change in accounting principle are shown adjusted on the income statement.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Certain information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see Part I — “Special Note Regarding Forward Looking Statements.”

Overview

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes that appear elsewhere in this report.

      Catalina Marketing is a global leader in the development and distribution of behavior-based communications for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. The Company offers behavior-based, targeted-marketing services and programs globally. The Company is organized and managed by segments, which include the following operations: Manufacturer Services, Retail Services, Direct Marketing Services (“DMS”), Catalina Health Resource (“CHR”), Catalina Marketing Research Solutions (“CMRS”), international operations, which include both manufacturer and retail services similar to those services provided in the United States (“International”) and Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard” or “PMKK”). The domestic operations of the Company include Manufacturer Services, Retail Services, DMS, CHR and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. These segments of our business coordinate their work efforts by providing clients the entire scope of targeted marketing services and enabling clients to better understand, target and change consumer behavior.

Delay in Filing Our Financial Statements for the Fiscal Year Ended March 31, 2003 and Restatements of Our Financial Statements for the Fiscal Years Ended March 31, 2002 and March 31, 2001.

      In June 2003, we announced our intent to delay the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as a result of certain issues identified by management related to the timing of revenue recognition at CHR. At that time, management continued its evaluation of the financial data of CHR relating to fiscal year 2003, while the Company’s Audit Committee engaged E&Y, which replaced Arthur Andersen LLP as our independent certified public accountants in May 2002, to assist in the review and evaluation of the results.

      On June 30, 2003, the Company initiated discussions with the Staff of the SEC to advise them of these matters and has continued discussions with the Staff of the SEC throughout this process. The Company has cooperated with the SEC in connection with its investigation by providing the SEC with information and numerous documents, as requested, participating in meetings with the SEC Staff, and making available as witnesses those individuals under its control in response to the SEC inquiries and requests.

      In July 2003, E&Y expressed concerns over additional areas of accounting, including revenue recognition in Manufacturer Services and CHR, with respect to certain exclusivity rights granted to customers for the contractual periods of customer arrangements. In addition, E&Y questioned the Company’s accounting treatment for certain non-cash, or “barter,” transactions in Retail Services as well as whether one specific Manufacturer Services and one specific CHR contract had been properly executed by both parties. Further, the Company and E&Y were reviewing the Company’s disclosure of segments under SFAS No. 131.

      On August 26, 2003, we filed a report on Form 8-K with the SEC reporting E&Y’s resignation as our independent certified public accountants and disclosing the following accounting issues raised by E&Y: (i) the timing of the Company’s accounting for revenues derived from its customer arrangements at CHR in light of the discovery by the Company’s management of certain agreements with customers that were not reflected in written agreements and/or considered in connection with the Company’s accounting for the arrangements, and certain other elements of a significant multi-year arrangement, (ii) the timing of the Company’s accounting with respect to revenue recognition at CHR and Manufacturer Services to the extent that certain customer contracts had not been executed by both parties during the period in which the revenue was first recognized for such contracts, (iii) the timing of the Company’s accounting treatment of its customer arrangements at Manufacturer Services and CHR with respect to certain exclusivity rights granted to customers for the contractual periods of customer arrangements, (iv) the Company’s accounting treatment for certain non-cash transactions in Retail Services, and (v) the Company’s disclosure of segment information for financial reporting.

      On October 2, 2003, subsequent to the resignation of our former independent certified public accountants, the Audit Committee retained the services of PwC, who have audited our financial statements for fiscal year 2003 and re-audited the financial statements for fiscal years 2002 and 2001.

      The following discussion summarizes the resolution of each of the accounting issues noted in the Form 8-K filed on August 26, 2003.

•	Timing of the Company’s accounting for revenues derived from its customer arrangements at CHR in light of the discovery by the Company’s management of certain agreements with customers that were not reflected in written agreements and/or considered in connection with the Company’s accounting for the arrangements, and certain other elements of a significant multi-year arrangement — When the Company previously recognized revenues from certain of its customer arrangements at CHR that were not reflected in written agreements and/or considered in connection with the Company’s accounting for the arrangements, the Company restated its financial statements to defer the previously recognized revenue until the period when persuasive evidence of the arrangement became available and the purchase price became fixed or determinable. Substantially all of these revenue adjustments related to the timing of revenue recognition and not to the existence of revenue.

•	The timing of the Company’s accounting with respect to revenue recognition at CHR and Manufacturer Services to the extent that certain customer contracts had not been executed by both parties during the period in which the revenue was first recognized for such contracts — The Company concluded that the two specific CHR and Manufacturer Services contracts associated with this issue were properly executed. Accordingly, the Company’s accounting with respect to the timing of revenue recognition was appropriate. While the timing of revenue recognition was adjusted with respect to a number of contracts in our evaluation of certain CHR, DMS, CMRS and Manufacturer Services contracts, no adjustment to our consolidated operating results was made in response to this specific issue.

•	The timing of the Company’s accounting treatment of its customer arrangements at Manufacturer Services and CHR with respect to certain exclusivity rights granted to customers for the contractual periods of customer arrangements — In February 2004, the Company received a response from the Staff of the Office of the Chief Accountant of the SEC stating that it does not object to the Company’s revenue recognition methodology for certain Manufacturer Services customer contracts containing exclusivity provisions. Therefore, based in part on the investigation and the response received from the SEC Staff, the Company has determined it was not necessary to change its accounting treatment of customer contracts containing exclusivity provisions. Accordingly, no adjustments to our consolidated operating results were made in response to this specific issue.

•	The Company’s accounting treatment for certain non-cash transactions in Retail Services — Our existing accounting treatment for certain non-cash, or “barter,” transactions in Retail Services did not result in revenue recognition as we determined the transactions were deemed to be an exchange of services for which the fair values could not be reasonably determined. Accordingly, no adjustments to our consolidated operating results were made in response to this specific issue.

•	The Company’s disclosure of segment information for financial reporting — In previous filings, we disclosed our conclusion that we considered SFAS No. 131 and had concluded that the Company operated in one reportable segment, targeted marketing services. Throughout the preparation of the financial statements, we have reconsidered SFAS No. 131, and the Company has now concluded that its business is managed by operating segments, which do not meet all of the aggregation criteria pursuant to that Statement. As such, segment information has been provided in this Annual Report on Form 10-K for fiscal year 2003 pursuant to the requirements of SFAS No. 131 and Regulation S-K. Fiscal years 2002 and 2001 have been restated to provide business segment information on a basis comparable to the fiscal year 2003 reportable segment structure.

      For additional discussion, see Item 1 — “Restatement of Financial Information for Fiscal Years 2002, 2001 and 2000,” Item 1 — “Business” and Item 9 — “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

      As a result of our investigation and the re-audits of our financial statements for the fiscal years ended March 31, 2002, and March 31, 2001, respectively, and the Company’s conclusions that there were accounting errors in our financial information requiring restatements for those fiscal years, in part based on the conclusions discussed above, we are restating our (1) selected financial data for the fiscal years 2002, 2001 and 2000, (2) financial statements for the fiscal years ended March 31, 2002 and 2001, and (3) our unaudited selected quarterly information for each of the four quarters of fiscal year 2003 and the four quarters of fiscal year 2002. These matters are discussed in more detail in Item 3 — “Legal Proceedings” and Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The adjustments necessary to restate our financial statements in accordance with U.S. GAAP are summarized below with descriptions of the nature of the adjustments immediately following:

	Year Ended March 31,

	2002	2001

Net income, previously reported	$61,880	$58,135
Restatement adjustments:
Revenue	(3,966)	(4,778)
Direct cost adjustments	(1,570)	(1,751)
Accruals and prepayments	(2,185)	776
Previously capitalized bonus compensation	(725)	(1,394)
Postretirement healthcare obligation	1,104	—
Asset impairment and related change in amortization	640	(5,660)
Depreciation and amortization	876	(643)
Capitalized software costs	544	(1,012)
Other	(343)	(161)
Income tax impact of adjustments	2,295	3,648

Total adjustments	(3,330)	(10,975)

Net income, restated	$58,550	$47,160

      In addition to the change in net income, we decreased the retained earnings balance at March 31, 2000 by $18.2 million, which includes a tax benefit of $7.1 million, primarily related to the impairment of intangible assets. See “Other Adjustments and Restatements — Depreciation and amortization”, below.

Revenue Recognition

      As a result of our investigation of our revenue recognition policies and practices, we identified numerous instances where the timing or amount of revenue was not recognized in accordance with U.S. GAAP. SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) expresses the SEC Staff’s views regarding the application of U.S. GAAP to revenue recorded in financial statements. A summary of the nature of the adjustments to revenue that were recorded to our Consolidated Financial Statements is set forth below:

      Persuasive Evidence of Arrangements. Generally, we rely on a written contract or purchase order from our customer as evidence that a sales arrangement exists. Our investigation identified situations where the customer arrangements were not available, were not documented or were amended by separate written or verbal agreements. The existence of these separate amended agreements and arrangements indicated that the original agreement was not binding and, therefore, the recognition of certain revenue was recorded prematurely at that time and has been deferred until the period when persuasive evidence of the arrangement exists.

      Delivery Had Not Occurred or Services Had Not Been Rendered. Generally, we recognize revenue when the earnings process is complete. As a result of our investigation, we identified instances in which we recognized revenue prior to the completion of the earnings process. For example, in certain cases, we recognized revenue at CHR prior to CHR completing its contractual obligations. Additionally, certain contracts at CHR and one contract at Manufacturer Services were entered into with a program performance guarantee. There were instances where the Company recognized revenue prior to the attainment of the guaranteed level of performance and acceptance by the client. At DMS, we recognized revenue prior to mailing direct-marketing materials to customers. Also, in certain instances, we recognized revenue at CMRS prior to delivery of the completed research project to the client. In each of these instances, we have deferred the recognition of revenue until the printing of promotional materials, achievement of performance criteria and acceptance by the client, mailing date, or delivery of the research report, as applicable.

      The Seller’s Price to the Buyer was not Fixed or Determinable. Generally, it is our practice to collect revenue from clients based on contracted amounts for our services. As outlined above, we discovered several instances of separate written or verbal agreements that amended the original contract. In these cases, the price for our services was not fixed or determinable and, as a result, we have deferred recognition of revenue until the period when the purchase price was fixed and determinable.

      Collectibility is Reasonably Assured. In general, we perform various credit-checking procedures to obtain reasonable assurance that our customers are credit worthy and that invoices are collectible. In the course of our investigation, we did not identify any material instances where collectibility was an issue. In many instances, specifically in DMS and CMRS, payment was the primary evidence of an agreement since, as described above, written contracts did not always exist.

      As a result of our investigation of our revenue recognition policies and practices and the restatement of certain of our financial information described above, our consolidated revenue decreased by $4.0 million for the fiscal year ended March 31, 2002 and decreased by $4.8 million for the fiscal year ended March 31, 2001. The majority of these revenue adjustments relate to the timing of revenue recognition and not to the existence of revenue. As such, these adjustments resulted in deferred revenue and, to the extent not already realized, will be recognized in fiscal year 2003 and future periods. At March 31, 2002 and 2001, the restatement adjustments to increase deferred revenue were $12.2 million and $7.7 million, respectively.

Other Adjustments and Restatements

      Direct cost adjustments. Direct cost adjustments decreased expenses by $1.6 million and $1.8 million for the fiscal years ended March 31, 2002 and 2001, respectively. These adjustments relate primarily to fees paid to retailers as compensation for placement of our Health Resource Network in their stores, correcting the classification for incentive rebates, postage charges, and adjustments to inventory to reflect quantities on hand.

      Accruals and prepayments. In the normal course of preparing our financial statements, we record accruals for costs that have been incurred but not paid and record prepayments for goods or services that have been paid for but have not been received or rendered. As a result of our investigations, we identified errors in the accounting for certain of these accruals and prepayments; primarily related to compensation, taxes, legal, consulting, allowance for doubtful accounts, and other selling, general and administrative expenses. Expenses for the fiscal year ended March 31, 2002 increased by $2.2 million and for the fiscal year ended March 31, 2001 decreased by $0.8 million as a result of correcting these errors.

      Previously capitalized bonus compensation. In July 1998, we acquired 100% of the outstanding stock of DMS, formerly known as Market Logic, Inc., for $2.9 million in initial cash consideration. In addition to the initial payment, the acquisition agreement required that we pay to the seller, on an annual basis, contingent purchase price payments, based on the annual operating results of DMS. We made contingent purchase price payments totaling $30.1 million through March 31, 2004. The seller, on his own accord, paid DMS employees a portion of these payments and such portion was not treated as expense of DMS. As a result of our investigation, we determined that these payments from the seller to DMS employees, totaling $1.4 million in fiscal year 2001, should have been treated as operating expense of DMS and not as additional purchase price (i.e., goodwill). In addition, we have adjusted our results for the fiscal year ended March 31, 2000 by $1.6 million for similar payments made by the seller to DMS employees.

      In July 1999, we acquired certain assets and assumed certain liabilities of CMRS, formerly known as Alliance Research, Inc., an attitudinal research company, for $7.7 million in initial cash consideration. In addition to the initial payment, the acquisition agreement required that we pay to the seller, on an annual basis, contingent purchase price payments, based on the annual operating results of CMRS. Under the provisions of the contract, the contingent purchase price payments, totaling $17.2 million, were accelerated and finalized in the third quarter of fiscal year 2002. The seller, on his own accord, paid CMRS employees a portion of these payments and such portion was not treated as expense of CMRS. As a result of our investigation, we determined that these payments from the seller to CMRS employees, totaling $0.7 million in fiscal year 2002, should be treated as operating expense of CMRS and not as additional purchase price (i.e., goodwill).

      Postretirement healthcare obligation. This adjustment was for the proper amortization of prior service costs related to the implementation of our postretirement healthcare benefit plan. Our expenses decreased $1.1 million in fiscal year 2002 as a result of this correction.

      Asset impairment and related change in amortization. This adjustment was primarily related to the impairment charge that should have been recorded in fiscal year 2001, net of the related change in amortization, resulting from the impairment testing of patents and goodwill acquired from CompuScan Marketing, Inc. Under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we determined that the carrying value of the goodwill and patents exceeded the fair values of those assets.

      Depreciation and amortization. Our investigation included a re-examination of the SFAS No. 121 impairment analysis that we had performed in prior fiscal years related to property and equipment, identifiable intangible assets, and the goodwill purchased in conjunction with our 1996 acquisition of the remaining 46% minority interest of Catalina Marketing U.K., Inc (“U.K.”). As a result of this re-examination, we recorded an impairment charge of $16.9 million in fiscal year 2000. The restatement adjustments for fiscal years 2002 and 2001 reflect a reduction in depreciation and amortization expense resulting from the decreased asset values. The amount for fiscal year 2002 includes a gain on the sale of assets that were previously considered entirely impaired.

      During our re-examination of the lease transaction of our corporate headquarters, we determined that the lease should have been accounted for as a capital lease rather than as an operating lease. We have retroactively adopted FIN 46 effective as of fiscal year 2001, to account for the consolidation of the variable interest entity from which we lease our corporate headquarters. Had we not chosen early adoption, the restatement required would have converted the lease obligation from operating to capital. Accordingly, depreciation expense has been restated to reflect the effect of the adoption of FIN 46.

      In addition, as a result of our investigation, we recorded deferred tax liabilities associated with our acquisition of certain non-deductible, identifiable intangible assets. The establishment of such required deferred tax liabilities resulted in an increase to goodwill of $7.1 million. A portion of this goodwill was written off in fiscal year 2000 due to the determination that the carrying value exceeded the fair value pursuant to an analysis performed in accordance with SFAS No. 121 for the U.K. The remainder was written off in fiscal year 2001 as a result of accelerated amortization in the U.K. and a determination that the carrying value of the goodwill arising from the CompuScan Marketing, Inc. acquisition was impaired. Amortization of goodwill for fiscal year 2001 has been adjusted to reflect this change in goodwill.

      Capitalized software costs. We develop software that is used to operate, support and generate reports from our proprietary network. The accounting for the costs incurred is prescribed by Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Our investigation included a re-examination of capitalized software costs. As a result of our investigation, expense related to software development costs decreased by approximately $0.5 million, net of additional depreciation expense, in fiscal year 2002, and increased by approximately $1.0 million in fiscal year 2001, net of additional depreciation expense.

      Income tax impact of adjustments. We recorded income tax benefits of $2.3 million and $3.6 million for the fiscal years ended March 31, 2002 and 2001, respectively, as a result of the net effect of the restatements to our consolidated income for those periods.

      Minority interest liability. As a result of our investigation, we noted that a minority interest liability had been incorrectly recorded for certain issuances of shares of one of our subsidiaries and for a partial sale of our investment in another subsidiary. At the time of the transactions, each of those subsidiaries had negative stockholders’ equity. As a result, we have reduced our minority interest liability and increased our paid-in capital by $1.1 million in fiscal year 2002 and $0.3 million in fiscal year 2001. In addition, minority interest has been increased by $0.9 million to reflect the ownership of the variable interest entity.

      Consolidated income statement reclassifications. As a result of our investigation, we reclassified certain categories of expenses in the Consolidated Income Statements. Specifically, gains and losses on the sales of assets were reclassified as operating expenses.

      Reportable segments. In previous filings, we disclosed our conclusion that we considered SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and had concluded that the Company operated in one reportable segment, targeted marketing services. In our investigation, we have reconsidered SFAS No. 131, and the Company has now concluded that its business is managed by operating segments, which do not meet all of the aggregation criteria pursuant to SFAS No. 131. As such, segment information has been provided in this Form 10-K for fiscal year 2003 pursuant to the requirements of SFAS No. 131 and Regulation S-K. Fiscal years 2002 and 2001 have been restated to provide business segment information on a basis comparable to the fiscal year 2003 reportable segment structure.

      Stock option disclosures. We noted certain errors in our previous disclosure of stock options pursuant to the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The correction of this disclosure did not affect the reported amounts included in the Consolidated Financial Statements.

      For further discussion of restatements of our Financial Statements see Note 3 to the Consolidated Financial Statements.

Consolidated Results of Operations

      The following table includes the revenues, operating profit (loss) and net income (loss) for each of the Company’s significant reportable segments for each of the fiscal years ended March 31, 2003, 2002 and 2001. See also Note 17 to the Consolidated Financial Statements for additional segment financial information. Results of operations are discussed for each of the Company’s significant operating segments.

	Year Ended March 31,

	2003	2002	2001

		(As restated)	(As restated)

	(in thousands)
Revenues
Manufacturer Services	$258,451	$267,058	$265,732
DMS	50,297	34,994	30,949
CHR	63,016	64,793	32,708
International	29,991	21,575	26,628
Japan Billboard	21,077	23,852	29,467
Other(1)	48,502	44,217	36,698
Corporate	2,763	3,565	8,706
Eliminations	(3,388)	(17,352)	(17,785)

	$470,709	$442,702	$413,103

Operating Profit (Loss)
Manufacturer Services	$137,119	$132,201	$126,928
DMS	1,949	2,080	2,858
CHR	(8,495)	(3,525)	(7,681)
International	(1,177)	(3,306)	(4,931)
Japan Billboard	528	2,741	2,777
Other(1)	(7,870)	(4,172)	(5,825)
Corporate	(29,668)	(30,452)	(32,653)

	$92,386	$95,567	$81,473

Net Income (Loss)
Manufacturer Services	$81,589	$78,012	$69,489
DMS	1,174	1,245	1,578
CHR	(5,080)	(2,103)	(4,213)
International	(3,242)	(4,838)	(3,989)
Japan Billboard	117	1,140	951
Other(1)	(4,686)	(2,741)	(3,157)
Corporate	(14,774)	(12,165)	(13,499)

	$55,098	$58,550	$47,160

(1)	Other includes Retail Services and CMRS which were not significant operating segments.

Consolidated Overview

      In general, we expect our revenues to be greater during periods of higher promotional activity by manufacturers. The pattern of coupon distribution is irregular and may change from period to period depending on many factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. To some extent, this pattern may be affected by seasonal factors relating to matters such as holiday-related promotion, seasonal product advertising and annual budgeting processes affecting when our customers use promotional and consumer-related expenditure budgets. Furthermore, the accounts of the wholly and majority owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end, to facilitate the timing of the Company’s closing process. The seasonality of our international operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be exacerbated by this difference in fiscal years. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, and the timing of growth in the size of the installed store base, tend to influence our revenues and profits from period to period.

Revenues

      In fiscal year 2003, consolidated revenues totaled $470.7 million, an increase of 6.3% over fiscal year 2002 of $442.7 million. As described more fully in the segment discussion below, revenue growth was driven by DMS, International and Retail Services, which more than offset revenue declines in Manufacturer Services, CHR and Japan Billboard.

      Fiscal year 2002 consolidated revenues of $442.7 million represented a 7.2% increase over fiscal year 2001 revenue of $413.1 million. This increase was driven almost entirely by CHR, which experienced revenue growth of $32.1 million, or 98.1%, in its year-over-year revenue due to an increase in the number of participating pharmacies in the Health Resource Network. In addition, DMS and Retail Services experienced annual revenue growth in fiscal year 2002, while International and Japan Billboard revenue declined during the same period.

Cost and Expenses

      Direct operating expenses increased 5.0% to $208.4 million in fiscal year 2003 from $198.4 million in fiscal year 2002. Direct operating expenses were 44.3% of revenues in fiscal year 2003, compared with 44.8% of revenues in fiscal year 2002. The dollar increase was primarily the result of increased third-party costs for product mailings at DMS. This increase was partially offset by a decrease in direct operating expenses in Japan Billboard. As a percentage of revenue, several expense areas, such as paper expense, data communication and retailer fees, decreased in fiscal year 2003 as compared with fiscal year 2002.

      For fiscal year 2002, direct operating expenses increased by 12.8% from the fiscal year 2001 total of $175.9 million. As a percentage of revenues, direct expenses were 44.8% in fiscal year 2002 compared with 42.6% in fiscal year 2001. The largest increase in dollars and percentage of revenue was for fees paid to our retail customers. The increase was primarily the result of a large increase in the number of stores in the CHR network in fiscal year 2002, which resulted in significantly higher retailer fees. In addition, third-party costs, primarily for product mailings in DMS, increased approximately 31.9% over fiscal year 2001.

      Selling, general and administrative (“SG&A”) expenses were $125.4 million in fiscal year 2003, an increase of approximately 16.3% over fiscal year 2002 SG&A expenses of $107.9 million. As a percentage of revenue, SG&A expense increased to 26.7% in fiscal year 2003 from 24.4% in fiscal year 2002. The increases were due to a 15.4% increase in personnel costs resulting from an increase in our sales force expense and a 21.8% increase in information technology costs.

      Fiscal year 2002 SG&A expenses of $107.9 million represented a 1.4% increase over fiscal year 2001 SG&A expenses of $106.3 million. As a percentage of revenue, SG&A expenses in fiscal year 2002 decreased to 24.4% of revenue from 25.7% of revenue in fiscal year 2001. The net increase in dollars was the result of a 27.3% increase in our sales force expense, which more than offset a combined 38.3% decrease in incentive compensation, legal fees and new business development costs.

      We recognized an impairment charge of $1.2 million in fiscal year 2003 due to a plan of disposal of certain billboards at our Japan Billboard business. See discussion in Segment Results under Japan Billboard.

      In fiscal year 2001, the Company recorded an impairment charge of $5.7 million for certain patents and goodwill acquired from CompuScan Marketing, Inc. in fiscal year 2000. Under SFAS No. 121 the Company reviewed these assets for impairment since the cash flow generation from these assets was less than originally expected. As a result of our review, the Company determined that the carrying value of the goodwill and the patents exceeded the fair values of those assets.

      Depreciation and amortization expense increased to $43.3 million in fiscal year 2003, up 5.8% from fiscal year 2002 depreciation and amortization expense of $40.9 million. The increase in depreciation expense was primarily the result of increased asset bases as a result of increased capital expenditures for store equipment and information technology equipment in fiscal years 1999 through 2001.

      Fiscal year 2002 depreciation and amortization expense decreased $2.8 million from fiscal year 2001 expense of $43.6 million. This change is due to an increase in depreciation expense of approximately $2.4 million in fiscal year 2002, offset by a $5.1 million decrease in amortization expense largely as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in fiscal year 2002. Under SFAS No. 142, goodwill and indefinite-life intangible assets acquired in a business combination will no longer be amortized as operating expenses but will be subject to assessment for impairment at least annually.

Interest Expense

      Interest expense decreased to $2.2 million in fiscal year 2003 from $3.4 million in fiscal year 2002 and $3.4 million in fiscal year 2001. The decrease in fiscal year 2003 resulted from lower outstanding principal balances on our Corporate Facility and lower interest rates.

Income Tax Provision

      The consolidated provision for income taxes for fiscal year 2003 of $34.2 million increased to 38.3% of income before taxes and minority interest compared with $33.3 million or 36.2% of income before taxes and minority interest for fiscal year 2002. The rate change was primarily due to an increase in the Company’s reserve for certain state income tax matters deemed reasonably estimable and probable and to the change in the sales mix between domestic, state and foreign operations. To a lesser extent, the rate increased as a result of the decrease in post-acquisition earnout payments that are deductible as original issue discount payments for tax purposes. The Company’s effective tax rate is higher than the federal statutory rate due to state and foreign income taxes and the effect of various nondeductible expenses.

      The consolidated income tax provision for fiscal year 2002 increased to $33.3 million or 36.2% of income before income taxes and minority interest compared with $31.3 million or 40.5% of income before income taxes and minority interest in fiscal year 2001. The rate decrease is primarily the result of the reduction of non-deductible amortization of goodwill for financial reporting purposes due to the change in accounting principle under SFAS No. 142 and to a lesser extent a decrease in the company’s overall income tax contingency.

Segment Results

Manufacturer Services

      Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating group specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions at the point-of-sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Our manufacturing customers contract with us to deliver promotions for them and typically pay us a fee for each promotion delivered. In general, Manufacturer Services recognizes revenue at the time a promotion is delivered at the checkout counter of the retail store based on a per promotion charge.

      As we discussed in Item 1 — “Business Segment Information,” we had two clients in Manufacturer Services that individually accounted for more than 10.0% of revenues of Manufacturer Services. One of those clients had revenues that accounted for 9.6%, 9.5% and 10.4% of Manufacturer Services total revenues in fiscal years 2003, 2002 and 2001, respectively. This client has notified us that, beginning in fiscal year 2005, it does not intend to purchase our services at the levels it had spent with us in fiscal years 2004, 2003, 2002 and 2001.

At this time, we cannot determine the impact of this spending reduction on our revenues. We will attempt to sell the product categories and cycles previously purchased by this client to other packaged goods manufacturers, but we cannot provide assurance that this will occur. If we are unable to replace those revenues, the reduction in business with this client will have a material adverse effect on Manufacturer Services.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $258.5 million in fiscal year 2003, down 3.2% from revenues of $267.1 million in fiscal year 2002. The decrease was primarily the result of Manufacturer Services discontinuing the sale of direct mail products and Internet promotions in fiscal year 2003. In fiscal year 2002, direct mail revenues were approximately $13.4 million and Internet revenues were $2.7 million. These decreases offset an increase in promotional print revenues of 3.8% due mainly to an increase in coupon volume from 2,868 million prints in fiscal year 2002 compared with 2,980 million prints in fiscal year 2003, an increase of 3.9%. In the United States, the Catalina Marketing Network® was installed in 17,498 stores at March 31, 2003, which reached approximately 203 million shoppers each week as compared with 16,488 stores reaching approximately 204 million shoppers each week at March 31, 2002. In fiscal year 2003, the Company installed its Catalina Marketing Network® in 1,010 stores (net of deinstallations) in the United States as compared with 1,013 net stores in fiscal year 2002. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. Maintaining our retail store base is critical to the Company as well as the Manufacturer Services segment. The loss of any of the major retail chains from our network could have a material adverse effect on Manufacturer Services as well as the Company.

      Operating profit was $137.1 million in fiscal year 2003, up 3.7% over operating profit of $132.2 million in fiscal year 2002. The increase in operating profit was due to a decrease in operating expenses which decreased by 10.0% year over year primarily due to the elimination of operating expenses associated with direct mail, which Manufacturer Services discontinued selling in fiscal year 2002.

      Net income was $81.6 million in fiscal year 2003, up 4.6% over net income of $78.0 million in fiscal year 2002. The increase in net income was due mainly to the increases in operating profit discussed above.

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

      Revenues were $267.1 million in fiscal year 2002, compared with revenues of $265.7 million in fiscal year 2001. Revenue from promotions printed were flat as gains in pricing were substantially offset by a 2.6% decrease in the number of promotions printed. In the United States, the Catalina Marketing Network® was in 16,488 stores at March 31, 2002, which reached approximately 204 million shoppers each week as compared with 15,475 stores reaching approximately 185 million shoppers each week on March 31, 2001. In fiscal year 2002, the Company installed its Catalina Marketing Network® in 1,013 net stores in the United States as compared with 1,959 net stores in fiscal year 2001.

      Operating profit was $132.2 million in fiscal year 2002, up 4.2% from operating profit of $126.9 million in fiscal year 2001. The increase in operating profit is due mainly to an impairment charge of $5.7 million which reduced to the carrying value of certain goodwill and patents in fiscal year 2001. The improvement in operating income was partially offset by an increase in SG&A expenses of $3.4 million year over year, primarily due to increased personnel expenses related to our sales force.

      Net income was $78.0 million in fiscal year 2002, up 12.3% over net income of $69.5 million in fiscal year 2001. The increase in net income is due mainly to the increase in operating profit discussed above and a lower effective tax rate.

DMS

      DMS provides services designed to reach consumers in their homes. DMS analyzes frequent shopper databases and identifies consumer lifestyle changes to develop strategic programs that meet multiple objectives for both brand manufacturers and retailers. These targeted direct mail programs are based on actual purchase behavior or consumer lifestyle changes. DMS provides services which enable manufacturers and retailers to influence the purchase patterns of targeted customers based on their actual purchase behavior and history. Clients use these services to support new product launches and line extensions, build loyalty to a brand and deliver timely messages to consumers.

      DMS’s specific product offerings include Sample Logic®, Retail Solutions and One-to-One Direct®. Sample Logic® uses consumer purchase data provided by our retailers to deliver targeted product samples and promotions to consumers’ homes. Retail Solutions develops and delivers direct mail customer campaigns, primarily change in lifestyle (i.e., new homeowner), as well as customer reward and loyalty strategies. One-to-One Direct® is designed to deliver coupons from multiple consumer products goods manufacturers in a single mailing, using data provided by our retailers, to consumers in their home. The Company suspended the One-to-One Direct® service in December 2003.

      In November 2003, the Company announced its intention to divest the DMS operations. See Item 1 — “Significant Business Developments and Events Through March 31, 2004.”

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $50.3 million in fiscal year 2003, up 43.7% over revenues of $35.0 million in fiscal year 2002. The increase in revenues was due mainly to increased demand for the Sample Logic® product which was introduced late in fiscal year 2002. Revenues from Sample Logic® reached $33.1 million fiscal year 2003, compared with $5.8 million in fiscal year 2002.

      Operating profit was $1.9 million in fiscal year 2003, down 6.3% from operating profit of $2.1 million in fiscal year 2002. The decrease in operating profit was a function of increased revenues, described above, which was more than offset by an increase in operating expense. Operating expenses increased from fiscal year 2002, mainly as a result of a 46.3% increase in production and delivery costs of direct mail products, primarily Sample Logic®, and a 15.1% increase in sales personnel costs.

      Net income was $1.2 million in fiscal year 2003, approximately equal to net income of $1.2 million in fiscal year 2002.

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

      Revenues were $35.0 million in fiscal year 2002, up 13.1% over revenues of $30.9 million in fiscal year 2001. The increase in revenues was due mainly to the introduction of Sample Logic® in the second half of fiscal year 2002.

      Operating profit was $2.1 million in fiscal year 2002, down 27.2% from operating profit of $2.9 million in fiscal year 2001. The decrease in operating profit resulted from increased revenue offset by increased operating expenses. Operating expenses increased primarily as a result of an 18.7% increase in third-party costs for production and delivery related to Sample Logic®. In addition, operating profit was negatively affected by a 41.3% increase in personnel costs related to hiring and training sales personnel.

      Net income was $1.2 million in fiscal year 2002, down from net income of $1.6 million in fiscal year 2001. The decrease in net income was due mainly to the decrease in operating profit described above.

CHR

      CHR services allow pharmaceutical and consumer product goods manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s programs and services give the Company’s customers the ability to acquire and retain patients by providing educational information about their treatment along with the benefits of compliance, and by encouraging dialogue between patients and their health care professionals.

      CHR’s primary product offerings use an in-store, prescription-based technology to provide targeted, direct-to-patient communications on behalf of the Company’s customers. These communication services include messages and educational information to healthcare patients at pharmacies throughout the Health Resource Network. The Health Resource Network is a proprietary software system that gives pharmaceutical manufacturers and retailers the opportunity to effectively communicate with patients based on their prescription buying behavior and assists patients in making more informed healthcare decisions while preserving their privacy.

      CHR primarily generates revenues by printing messages for pharmaceutical manufacturers and consumer packaged goods manufacturers. These messages are generated for the pharmacy’s customer when a prescription is purchased, based on that particular drug’s National Drug Code symbol. The message promotes prescription medications or other products in the retail store.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $63.0 million in fiscal year 2003, down 2.7% compared with revenues of $64.8 million in fiscal year 2002. The decrease in revenues was due mainly to a decrease in revenue producing newsletters. The reduction in revenue producing newsletters resulted primarily from certain retail clients limiting or excluding the type of messages being delivered to patients of their pharmacies. The Health Resource Network was installed in 17,827 pharmacies on March 31, 2003, as compared with 17,716 pharmacies on March 31, 2002. The Company installed its Health Resource Network in 111 additional pharmacies (net of deinstallations) in fiscal year 2003 as compared with 5,138 additional pharmacies in fiscal year 2002.

      Subsequent to March 31, 2003, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from newsletters delivered at Eckerd and CVS were approximately $10.4 million or 16.5% of total CHR revenue in fiscal year 2003. At April 30, 2004, the Health Resource Network was installed in 11,967 pharmacy outlets. Maintaining and growing our retail pharmacy base is critical to CHR as the size and capabilities of our network provide us with a substantial competitive advantage in the industry.

      Operating loss was $8.5 million in fiscal year 2003, compared with an operating loss of $3.5 million in fiscal year 2002. The increase in operating loss was due mainly to decreased revenues from fiscal year 2002 and a 6.6% increase in fees paid to retail clients, a 44.3% increase in information technology costs and a 36.8% increase sales personnel costs.

      Net loss was $5.1 million in fiscal year 2003, as compared with a net loss of $2.1 million in fiscal year 2002. The increase in net loss was due mainly to an increase in operating loss discussed above.

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

      Revenues were $64.8 million in fiscal year 2002, up 98.1% over revenues of $32.7 million in fiscal year 2001. The increase in revenues was due mainly to an increase in revenue producing newsletters as a result of a 40.8% increase in participating pharmacies. The Health Resource Network was in 17,716 pharmacies on March 31, 2002, as compared with 12,578 pharmacies on March 31, 2001. The Company installed its Health Resource Network in 5,138 net additional pharmacies in fiscal year 2002 as compared with 1,320 net additional pharmacies in fiscal year 2001 in addition to the 4,587 stores added in connection with the fiscal year 2001 purchase of HealthCare Data Corporation.

      Operating loss was $3.5 million in fiscal year 2002, a 54.1% improvement over an operating loss of $7.7 million in fiscal year 2001. The improvement in operating results was due mainly to the increase in revenues described above. This increase was partially offset by a 69.2% increase in operating costs primarily due to a rise in fees paid to retailers as a result of the growth in the number of pharmacies participating in the Health Resource Network.

      Net loss was $2.1 million in fiscal year 2002, a 50.1% improvement over the net loss of $4.2 million in fiscal year 2001. The change in net loss was due mainly to the improvement in operating results described above.

International

      The financial and statistical results of the Company’s wholly and majority owned foreign subsidiaries are included for the twelve-month period ending December 31 which is their fiscal year end.

      At the end of fiscal year 2003, the Company provided in-store electronic targeted marketing services for consumers in the United Kingdom, France, Italy and Japan. The Catalina Marketing Network® operates internationally in a similar manner to the domestic business by offering a full range of targeted marketing solutions to many of the top 100 consumer packaged goods manufacturers and enjoys relationships with major supermarket retailers based on a syndicated platform. As of the end of fiscal year 2003, the network was installed in 3,551 retail locations in Europe and 518 locations in Japan and reached more than 46 million consumers weekly. In France, the Company has been operating since 1994. As of the end of fiscal year 2003 our network was installed in 2,632 retail locations across 12 supermarket and hypermarket chains. In Italy, Catalina began operations in 2000 and was partnered with seven major retail chains in 318 stores at fiscal year end 2003. In the United Kingdom, the Catalina Marketing Network® was installed in 601 stores in a single chain. In Japan, the network was launched in 1997 and was installed in 518 stores across six retail chains, of which three are among the top five general merchandise chains. In fiscal year 2004, the Company continued to expand its behavior-based targeting capabilities in Europe by launching a pilot test in Germany.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $30.0 million in fiscal year 2003, up 39.0% over revenues of $21.6 million in fiscal year 2002. The increase in revenues was due mainly to increased manufacturer and retailer promotions printed in France which resulted from additional network utilization by French retailer and manufacturer clients. To a lesser extent, revenue growth was a function of the addition of a large French retailer to the Catalina Marketing Network®. Outside of the United States, the Catalina Marketing Network® was installed in 4,069 stores at fiscal year end 2003, which reached over 46 million shoppers each week as compared with 3,338 stores reaching approximately 37 million shoppers each week at fiscal year end 2002. Internationally, the Company installed 731 net additional stores in fiscal year 2003 as compared with 791 additional stores (net of deinstallations) in fiscal year 2002.

      Operating loss was $1.2 million in fiscal year 2003, compared with an operating loss of $3.3 million in fiscal year 2002. The decrease in the operating loss was due mainly to the increased revenue in France described above.

      Net loss was $3.2 million in fiscal year 2003, compared with a net loss of $4.8 million in fiscal year 2002. The decrease in the net loss was due mainly to the increase in revenues in France described above.

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

      Revenues were $21.6 million in fiscal year 2002, down 19.0% from revenues of $26.6 million in fiscal year 2001. The decrease in revenues was due mainly to the loss of the ASDA chain in the United Kingdom. Outside of the United States, the Catalina Marketing Network® was installed in 3,338 stores at fiscal year end 2002, which reached approximately 37 million shoppers each week as compared with 2,547 stores reaching approximately 31 million shoppers each week as of fiscal year end 2001. Internationally, the Company installed 791 net stores in fiscal year 2002 as compared with 71 net installations in fiscal year 2001.

      Operating loss was $3.3 million in fiscal year 2002, a 33.0% improvement from the operating loss of $4.9 million in fiscal year 2001. The decrease in the operating loss was due mainly to the reduced goodwill amortization expense in fiscal year 2002 as result of the Company’s adoption of SFAS No. 142.

      Net loss was $4.8 million in fiscal year 2002, compared with a net loss of $4.0 million in fiscal year 2001. The increase in net loss was due mainly to the decrease in revenues in the United Kingdom as described above.

Japan Billboard

      Japan Billboard, also referred to as PMKK, is a wholly-owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. PMKK primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of leading clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of PMKK. Upon completion and installation, the billboards are financed through third-party financing companies. PMKK is required to make rental payments to building owners for the space on the rooftops and faces of buildings where the billboards are installed. PMKK provides the maintenance for their billboards during the life of the contract which generally ranges from three to six years.

      In May 2003, the Company, through one of its wholly-owned subsidiaries, purchased the remaining 49.0% of the voting equity interest in PMKK held by certain minority shareholders of PMKK, pursuant to the exercise of a call option contained in the Purchase Agreement dated October 10, 1996, among the Company, PMKK and certain minority shareholders of PMKK for an aggregate purchase price equal to $23.2 million in cash, based on foreign currency exchange rates at the payment date. The Company exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of a put option available to the minority shareholders. PMKK is now wholly owned by the Company. The purchase price was based on a pre-determined formula of enterprise value based on PMKK’s performance during the previous four quarters. Subsequent to the purchase of the remaining interest of PMKK, we determined that the carrying value of the Japan Billboard business had been impaired primarily because the purchase price paid under the predetermined formula described above was in excess of the fair value of the Japan Billboard business. In addition, the Voluntary Global Tobacco Marketing Initiative, described below, has had a significant negative impact on the Japan Billboard business.

      The passage and adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002 has significantly affected the manner in which tobacco companies in Japan can market, promote and advertise their products. As a result of the implementation of this Initiative, PMKK’s primary client began to reduce their advertising expenditures for billboards significantly, as well as most other media and promotional spending. The Initiative, as it relates to outdoor advertising, mandated that the maximum visual dimension of any billboard advertisement be limited to 35 square meters. As a result, a significant number of PMKK’s sales contracts covering a broad network of large-sized billboards with this client were either terminated or not renewed. In those cases, PMKK has actively sought replacement business to both forestall the significant cost of sign removal and begin cultivating new revenue streams. In fiscal year 2003, PMKK recognized charges to earnings of $1.7 million as a result of the early retirement of several billboards affected by the Initiative.

      In January 2004, Japan’s Ministry of Health announced its intention to sign and ratify its involvement in the World Health Organization’s recently adopted international Framework Convention on Tobacco Control (“FCTC”) that will come into effect when 40 countries have signed. The adoption of FCTC will limit the ability of tobacco companies to advertise tobacco products on billboards in Japan. The effects of FCTC are significant to Japan Billboard and the Company expects a further reduction in revenues from PMKK’s client. As a result of this information, the Company has performed impairment testing pursuant to SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additionally, the Company has calculated the effect of the retirement obligation pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.” As a result, in fiscal year 2004, the Company expects to recognize a significant charge related to the above. During fiscal year 2004, the Company announced its intention to divest the Japan Billboard business.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $21.1 million in fiscal year 2003, down 11.6% from revenues of $23.9 million in fiscal year 2002. The decrease in revenues was due mainly to a decline in tobacco advertising spending related to the Initiative which mandated full compliance by December 31, 2002 in Japan.

      Operating profit was $0.5 million in fiscal year 2003, down 80.7% from an operating profit of $2.7 million in fiscal year 2002. The decrease in operating profit was due mainly to a decline in the high-margin revenues from tobacco clients, along with an increase in costs primarily associated with impairment charges and operating expenses recognized as a result of the early retirement of several billboards due to the Initiative.

      Net income was $0.1 million in fiscal year 2003, down from net income of $1.1 million in fiscal year 2002. The decrease in net income was due mainly to a decline in the high-margin tobacco revenues, along with an increase in depreciation costs primarily associated with the premature take downs of terminated tobacco billboards.

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

      Revenues were $23.9 million in fiscal year 2002, down 19.1% compared with revenues of $29.5 million in fiscal year 2001. The decrease in revenues was due mainly to a reduction in spending resulting from the effects of the Initiative adopted in September 2001, with full implementation required no later than December 31, 2002, as well as a decline in customer advertising spending.

      Operating profit was $2.7 million in fiscal year 2002, almost unchanged from an operating profit of $2.8 million in fiscal year 2001. Operating profit remained flat as the decline in revenues, described above, was offset by a corresponding reduction in operating expenses associated with fewer billboards.

      Net income was $1.1 million in fiscal year 2002, as compared with net income of $1.0 million in fiscal year 2001. The increase in net income was due mainly to a lower income tax expense.

Foreign Currency Translation and Its Effect on Revenues

      Our consolidated revenues for the fiscal year ended March 31, 2003 were $470.7 million, which includes $51.1 million from our foreign operations.

      The local currencies of our foreign operations are the euro, British pound sterling and Japanese yen. These currencies are, over time, subject to translation fluctuations determined by current markets. The local currencies strengthened against the dollar during our fiscal year ended 2003. Accordingly, revenues in dollars for our foreign operations would have been 2.2% lower for the fiscal year 2003, if translated using the average currency translation rates for the previous year. This effect of the change in translation rates on our revenues from our foreign operations was not significant with respect to consolidated revenues for the Company.

      The local currencies of our foreign operations continued to strengthen against the dollar through fiscal year 2004. Revenues from our foreign operations for fiscal year 2003, if translated using the average rates for fiscal 2004 would have been 13.8% higher than when translated using the average rates for fiscal 2003. Assuming unit sales and product pricing are unchanged for fiscal year 2004 when compared with fiscal 2003, the effect of the strengthening local currencies against the dollar would have a significant impact on our revenues in our foreign operations for fiscal year 2004.

Other Segments and Corporate

      Our other revenue generating activities are comprised predominantly of Retail Services and CMRS. Total revenues from these businesses were $48.5 million, $44.2 million and $36.7 million in fiscal years 2003, 2002 and 2001, respectively. The increase in revenues was primarily from Retail Services, which experienced year over year growth of 17.2% in fiscal year 2003 and 17.5% in fiscal year 2002. The growth in revenues was primarily a result of increased sales of loyalty cards and data-entry services.

      In fiscal year 2004, the Company announced plans to reorganize the Company and focus on businesses which maximize our proprietary and strategic advantages. Specifically, we announced our plan to realign and restructure our domestic and international businesses to focus primarily on point-of-sale applications within the consumer packaged goods, retail and pharmaceutical industries. As part of our reorganization, we sold our loyalty card and data-entry services business on March 31, 2004.

      During fiscal year 2004, in an effort to optimize our selling efforts with our manufacturer and retail clients, we restructured our Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services. It is anticipated that in future reports, Retail Services segment data will be combined with Manufacturer Services data.

      In addition, in fiscal year 2004, we announced our intention to divest the Catalina Marketing Research Solutions business and the Direct Marketing Services business. We have retained an investment banker to assist us with these divestitures.

      Operating expenses for the Company’s corporate group include costs for procurement, retail store support, retail fees, information technology, corporate accounting, client services, analytical services, marketing, human resources, and executive management, and are included in direct costs, selling, general and administrative costs and depreciation and amortization expense in the accompanying Consolidated Income Statements for the fiscal years ended March 31, 2003, 2002 and 2001. For purposes of segment reporting, these corporate costs are allocated to the Manufacturer Services, Retail Services, DMS, CHR and CMRS business segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Of the total corporate group operating expenses, 77.6%, 75.9% and 68.7% were allocated to our operating segments during the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      In addition, costs for items related to the financial restatements issue, such as legal fees, external audit fees, director meeting fees and other related costs will be significant in fiscal year 2004. These fees are also expected to continue into fiscal year 2005.

Liquidity and Capital Resources

      Our primary sources of liquidity have been cash flows generated from operations, lease arrangements and a credit agreement with a syndicate of commercial banks with a revolving loan credit facility of up to $150 million (“Corporate Facility”). The Corporate Facility was available to finance capital expenditures, current operating requirements in our domestic and European subsidiaries and other investments until it expired on September 25, 2003. At March 31, 2003, the balance outstanding under the Corporate Facility was $12.0 million of short-term debt.

      As a result of the delay in completing our audited financial statements for fiscal year 2003, we were unable to complete our covenant compliance certificates as required per the terms of the Corporate Facility for the periods ended March 31, 2003 and June 30, 2003. We obtained waivers from the bank group on June 30, 2003 and September 3, 2003, respectively, to waive the Unmatured Default and the Default, as such terms are defined in the Corporate Facility agreement, created by such non-compliance. In conjunction with the September 3, 2003 waiver, available borrowings were reduced from $150 million to $60 million. On September 25, 2003, the expiration date of the Corporate Facility, we entered into an agreement with our bank group to extend the Corporate Facility for 60 days. The credit agreement originally was signed in September 2000 and, with the extension, was scheduled to expire on November 24, 2003.

      Significant changes to the Corporate Facility resulting from the extension were as follows:

•	Available borrowings were reduced from $60 million to $30 million

•	Interest rate pricing increased from (1) LIBOR plus 0.5% to LIBOR plus 2.0% on Eurodollar loans and (2) from Prime to Prime plus 1.0% on floating loans

•	Unused facility fees increased from 15 basis points to 50 basis points on the unused portion of the facility

•	Cash in excess of $1.0 million, net of outstanding payroll and disbursement checks, had to be deposited with the bank group

•	Investments were restricted to $1.5 million above permitted existing investments

•	Required monthly compliance certificate of unaudited results, updates of audit progress and retention of a new external auditor within 30 days of closing

      On November 24, 2003, our bank group agreed to extend the Corporate Facility through August 31, 2004. Availability under the Corporate Facility remains at $30 million. In addition, significant changes to the terms from the previous credit extension are as follows:

•	Available borrowings are guaranteed by a pledge of the stock of all Material Domestic Subsidiaries, as defined

•	Interest rate pricing and the unused facility fees remain as per the extension terms on November 24, 2003; however, a pricing grid following the delivery of the 2003 audited financial statements reverts to lower interest rates and unused facility fees

•	Reduction in cash flow from operating activities as a result of any restatement of our Consolidated Financial Statements may not exceed $20.0 million in the re-audit period

•	Cash in excess of $5.0 million, net of outstanding payroll and disbursement checks, must be deposited with the bank group

•	Investments are restricted to $10.0 million above permitted existing investments

•	Requires quarterly compliance certificate of unaudited results and monthly reporting on accounts receivable

•	Requires supermajority approval (75%) for non-disclosed divestitures or asset sales exceeding $5.0 million

•	Increased restriction placed on the sale of assets

•	Required lender approval (51%) is necessary for the repurchase of shares of common stock or the retirement of options exercisable for shares of our common stock, other than the retirement of such options from our current or former employees; provided that the aggregate amount of all such retired options does not exceed $0.5 million.

      At November 24, 2003, the balance outstanding under the Corporate Facility was $5.0 million. This amount was repaid in full on November 25, 2003, and the balance has remained zero through the current date.

      We believe that we will be able to either renegotiate or replace the Corporate Facility prior to its expiration in August 2004 with terms that will be at least as favorable as the terms in the existing amended agreement. However, there can be no assurances that we will be able to renegotiate the terms of the Corporate Facility with the existing lenders or replace this Corporate Facility with new lenders on terms that are as favorable as the existing Corporate Facility. Although we believe that cash generated from operations under economic conditions similar to those currently existing will be sufficient to meet our liquidity requirements, failure to renegotiate the terms of the existing Credit Agreement or to replace the agreement on terms that are at least as favorable to us could have, in conjunction with other unknown events related to our liquidity or future business prospects, a material adverse effect on our ability to provide enough cash to fund our operations.

      The lease agreement governing the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida, also requires quarterly covenant compliance certificates, which the Company was not able to provide due to the unavailability of audited financial statements for the fiscal year ended March 31, 2003. We obtained waivers from the lease-financing bank group, pursuant to the terms of the lease agreement. The interest rate pricing of the lease increased as of September 25, 2003 to the highest level on the pricing grid contained in the lease agreement, plus 0.375%. Approximately $28,500 per month of the amount we pay is held in escrow, and will be returned to us to the extent this amount exceeds the actual interest that would have been incurred based upon the actual pricing levels that would have been calculated during the time period from September 25, 2003 until the end of the waiver period, with the provision that the covenant compliance certificates are submitted to the bank within 90 days of the Waiver Termination Date, which is defined in the Corporate Facility as the earlier of the completion of the Catalina Re-Audit, or August 31, 2004.

      The financing requirements of our Japan operations have been funded with available credit under the Japan Agreement, which totaled 3.0 billion yen at March 31, 2003, or approximately $25.4 million based on March 31, 2003 currency exchange rates. The Japan Agreement provided for a revolving credit facility up to 1 billion yen and a term credit facility of up to 2 billion yen as of March 31, 2003. The termination date of the revolving credit facility, originally March 26, 2003, was extended to June 30, 2003. The term credit facility expires on March 31, 2005. An additional Japan credit facility provides up to 600 million yen, of which 250 million yen was outstanding at March 31, 2003, and expires in July 2004. The Company guarantees all outstanding balances under the various credit agreements entered into by its Japan Subsidiary (“Japan Credit Facilities”). At March 31, 2003, the balances outstanding under the Japan Credit Facilities were $3.2 million of short-term debt and $18.4 million of long-term debt. As of March 31, 2003, the balances outstanding related to other debt obligations in Japan were $3.1 million of short-term debt and $2.0 million of long-term debt. Throughout this document, available balances for the Japan Credit Facilities are reported as of the actual date stated in the text. Since our foreign subsidiaries fiscal year ends on December 31, the debt balances outstanding reflect actual amounts from their year end.

      Catalina Marketing Japan K.K., the Japan coupon subsidiary of the Company, extended its revolving credit facility through November 24, 2003 and increased the available credit to 1.5 billion yen. The current Japan Agreement consists of a 1.5 billion yen ($13.7 million based on the currency exchange rates at November 24, 2003) revolver that was extended through August 31, 2004 and a 2.0 billion yen ($18.2 million based on the currency exchange rates at November 24, 2003) term loan that matures on March 31, 2005. This facility is guaranteed by the Company and certain of our domestic subsidiaries and, as a result of the extension, by a pledge of the assets of the Company and the same domestic subsidiaries, with the exception of the corporate headquarters building in St. Petersburg, Florida. In addition, interest rate pricing increased 75 basis points on the term loan and 125 basis points on the revolver, until such time the fiscal year 2003 audited financial statements are filed with the SEC. Subsequently, pricing on the term loan returns to the previous pricing while pricing on the revolver will be based on a grid that is 25 to 125 basis points above the original pricing.

      The Company incurred financing fees of approximately $1.1 million for these credit line extensions and lease-financing waivers, which will be deferred and amortized over the terms of the extensions, as applicable.

      Currently, our primary sources of liquidity are cash flows from operations and the Corporate Facility. Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations in fiscal year 2003 and through the current date have been sufficient to meet our liquidity needs and, with the expectation that the Corporate Facility will be refinanced prior to its expiration in August 2004, the Company believes that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

      We have no significant long-term debt other than the obligations under the agreement governing our headquarters facility and under our Japan Credit Facilities. Stockholders’ equity as of March 31, 2003 was $216.0 million. We will continue to invest in sales and marketing, our Catalina Marketing Network® and other support technology, and enhanced systems of reporting and controls.

      We believe that existing cash and cash equivalents should be sufficient to meet operating requirements. We believe that our policy regarding the availability of sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, creation and expansion of markets, investments, acquisitions, share repurchases, legal risks and challenges to our business model. Our existing cash and equivalents, combined with cash generated from operations, should be sufficient to fund our operating activities as well as other opportunities for the short-term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our business could suffer.

      During fiscal year 2003, we generated positive cash flow from operating activities of $118.5 million. The positive cash flow provided by operating activities, combined with the proceeds from the issuance of common and subsidiary stock and external borrowings were used to repurchase the Company’s common stock, make capital expenditures, fund the CHR tender offer, and make earnout payments on prior acquisitions. Overall, our cash balances decreased $11.9 million as a result of these net uses of cash.

      For the year ended March 31, 2002, we generated positive cash flow from operating activities of $118.2 million. The positive cash flow provided by operating activities and proceeds from the issuance of common and subsidiary stock were used to repurchase the Company’s common stock, make capital expenditures, fund earnout payments, purchase minority shares of a subsidiary and make payments on our external borrowings. Overall, our cash increased $8.3 million as a result of these net sources of cash.

      For the year ended March 31, 2001, we generated $91.2 million of positive cash flow from operating activities. The positive cash flow provided by operating activities combined with the proceeds from the issuance of common and subsidiary stock and external borrowings were used for acquisitions, earnout payments on prior acquisitions, to purchase minority shares of a subsidiary, make capital expenditures and repurchase the Company’s common stock. Overall, our cash decreased $8.1 million as a result of these net uses of cash.

      On June 19, 2002, the Company commenced a tender offer to purchase certain eligible outstanding common stock of CHR, a majority-owned subsidiary, at a purchase price of $33.00 per share. Certain current and former employees and directors of CHR owned the outstanding minority shares. During the year ended March 31, 2003, the Company purchased 731,921 of the outstanding shares of CHR common stock for approximately $24.2 million. As of March 31, 2003, the Company held 5,771,921 of the total 5,954,047 outstanding shares, or 97%, of CHR common stock. The tender offer expired on October 16, 2002. The Company intends to purchase the remaining outstanding shares of common stock in fiscal year 2005. On March 31, 2003, there were outstanding options to acquire 178,753 shares of CHR common stock, owned by current and former employees of CHR.

      On July 25, 2002, the Board of Directors authorized $85.7 million of funds to be available for the repurchase of the Company’s common stock adding to the $14.3 million previously authorized, for a total of $100 million of repurchase authorization. During the fiscal year ended March 31, 2003, the Company repurchased 3,132,100 shares of its common stock for a total of $72.0 million, $42.7 million of which was included under the $100 million authorization. During the fiscal year ended March 31, 2004, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. As of March 31, 2004, approximately $43.9 million remains available under the existing repurchase authorization.

      We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Some of these obligations, such as short-term borrowings and long-term debt and related interest payments, are reflected in the Consolidated Financial Statements. In addition, we have entered into long-term contracts to acquire goods or services in the future which are not currently reflected in the financial statements and will be reflected in future periods as the goods are received or services are rendered. A summary of contractual cash obligations and commitments at March 31, 2003 follows: (Dollars are in thousands)

		Payments Due by Period

			Between	Between
		Before	April 1, 2004	April 1, 2006	After
Contractual cash obligations	Total	March 31, 2004	and March 31, 2006	and March 31, 2008	March 31, 2008

Short-term borrowings	$18,297	$18,297	$—	$—	$—
Long-term debt(1)	50,747	547	50,148	52	—
Postretirement medical benefit costs(2)	1,136	67	171	223	675
Operating leases	24,082	5,463	8,499	6,306	3,814
Purchase obligations for in-store equipment	18,318	3,096	8,496	6,726	—

Total	$112,580	$27,470	$67,314	$13,307	$4,489

(1)	Long-term debt includes the principal obligation of the variable interest entity and interest payments required to be paid determined by using rates in effect at March 31, 2003.

(2)	Estimated future cash flow requirements provided by our actuary.

      Our short-term borrowings consist of amounts borrowed under our Corporate Facility and the Japan Credit Facility. As of November 25, 2003, the Corporate Facility was repaid, and no subsequent borrowings have been made through the current date.

      Long-term debt consists of borrowings against the Japan Credit Facility and the obligation for the headquarters building. The Company has decided to sell or otherwise divest of Japan Billboard. The Company believes that this will not have a material effect on the Japan Credit Facility since we currently plan to continue coupon operations in Japan.

      As of March 31, 2004, there was $35.9 million outstanding under the Japan Credit Facilities.

      Our obligations for postretirement medical benefit costs will be paid from cash generated from operations.

      Our Consolidated Balance Sheet includes the accounts of the variable interest entity which owns our headquarters building in St. Petersburg, Florida.

      At the expiration of the initial lease term for our building, we have the option of extending the lease for as many as three, five-year renewal periods, or purchasing the building for approximately $30.5 million. In the event we elect to purchase the building, we may either arrange third-party financing for the purchase or, depending upon availability, utilize cash from operations, either entirely or in combination with long-term financing, to purchase the building. If we elect to neither extend the lease term nor purchase the building, the building will be sold, at which time we may negotiate a lease with the new owner. We believe that the option to renew the lease or purchase the building, either individually or in some combination thereof, or renegotiation of the lease in the event of a sale of the building, will allow us to satisfy our obligation for our headquarters building. See Note 9 to the Consolidated Financial Statements.

      The Company’s primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $13,000 per store. Capital expenditures were $42.6 million for the year ended March 31, 2003, and $30.8 million for the year ended March 31, 2002. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. We typically finance our capital expenditures for in-store equipment with cash generated from operations. Because in-store installations do not follow a pattern that necessarily coincides with our operating cash flows, we may finance our capital expenditures for this equipment with proceeds from our revolving credit facility.

      Effective July 13, 1998, the Company acquired 100% of the outstanding common shares of DMS, formerly known as Market Logic, Inc., a full-service targeted marketing company, for $2.9 million in initial cash consideration. Terms of the purchase agreement called for the Company to make a series of annual contingent purchase price payments, which totaled $29.2 million, and were based upon the future operating performance of DMS. The contingent purchase price payments were completed in the first quarter of fiscal year 2003. In February 2004, the Company made an additional payment of $0.9 million as an adjustment to the final contingent purchase price payments.

      On October 10, 1996, the Company purchased 51% of PMKK, a Japanese media company. Terms of the purchase agreement provided a call option whereby the Company had the right, beginning in May 2002, to purchase the remaining 49% of PMKK, at a price calculated based upon an earnings multiple pursuant to the call formula, as defined in the purchase agreement. The terms of the purchase agreement also provided for a put option whereby the minority shareholders, effective May 2003, had the right to require the Company to purchase the remaining 49% of PMKK at a price calculated based upon an earnings multiple pursuant to the put formula as defined in the purchase agreement.

      In May 2003, the Company, through one of its wholly-owned subsidiaries, exercised its call option provided in the PMKK purchase agreement to acquire the remaining 49% from the minority interest shareholders for $23.2 million in cash consideration based foreign exchange rates as the payment date.

      In 1999, the Company, through one of its wholly-owned subsidiaries, executed a final deferred contingency earnout agreement with the previous minority partners of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn out payment based on a predetermined formula over the applicable four consecutive quarters of earnings between a time period ending between 2006 and 2007. The Company is not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

Impairment of Intangibles

      As previously discussed in Item 1 — “Significant Business Developments and Events Through March 31, 2004,” the Company announced its intent to divest DMS, CMRS and Japan Billboard in that they were deemed not to be strategically aligned with the Company’s current core competencies. As part of the divestiture process, and in preparation for the fiscal year 2004 financial statements, the Company has tested the goodwill related to these operations for possible impairment in accordance with SFAS No. 142. Preliminary estimates indicate that impairment charges related to these intangibles range between $75 million to $84 million in fiscal year 2004. This range includes the goodwill impairment for PMKK discussed in Note 10 of the Consolidated Financial Statements. See Note 4 to the Consolidated Financial Statements for a detailed presentation of goodwill as of fiscal year 2003. In addition, there could be additional impairment related to the long-lived assets related to these operations. Management has not completed its analysis of fiscal year 2004 impairment charges. The above projections are based on management’s judgments and estimates and final results reported on our fiscal year 2004 financial statements could differ significantly. A detailed discussion on management’s accounting policies for estimating impairment can be found in “Critical Accounting Estimates” below.

Sales Tax Assessment

      A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. The Company subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that the electronic marketing delivery activities of the Company were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. The Company appealed the case to the state’s supreme court and, in May 2004, the state supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. The Company does not yet know the final outcome of the case. If an adverse decision is reached in this case, the Company does not believe that the tax assessment will be material to the Company, however, the Company may become subject to similar proceedings in other jurisdictions and additional tax assessments resulting from those proceedings could be material to the Company.

Critical Accounting Estimates

      The Company has identified certain financial areas that require estimates and judgments, such that, if these estimates and judgments were to change, results of operations could materially differ. Management makes these estimates and judgments in the normal course of business as required pursuant to U.S. GAAP. The impact and any associated risks related to these estimates on our results of operations are discussed throughout Management’s Discussion and Analysis and Results of Operations where such changes in estimates affected our reported financial results. A detailed discussion of the related accounting policies, and other significant accounting policies, can be found in Note 2 to the Consolidated Financial Statements.

      Impairment Testing of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for our reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

      Impairment Testing of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing for impairment, the Company is required to estimate the specific cash inflows and outflows expected to be generated from the long-lived asset during its remaining useful life. Changes to management’s judgments and estimates used in determining the timing of testing, the specific net cash flows related to the asset, the asset’s remaining useful life, or the projected amount of future net cash flows could materially affect the outcome of the impairment analysis. In addition, if the undiscounted cash flows are less than the asset’s net book value, then management must determine the fair market value of the asset. Generally, quoted market prices in active markets are not available for the Company’s significant long-lived assets. As such, management generally uses a discounted cash flow technique to determine the fair value. Management’s assumptions regarding the discount rate used to apply to the forecasted future net cash flows can also materially affect the outcome of the impairment analysis.

      Deferred Tax Asset Valuation. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on operating results.

      Income Tax Contingency. Despite our belief that our income tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax contingencies. Our contingencies are adjusted in light of changing facts and circumstances, such as the progress of our tax audits as well as evolving case law. Our income tax expense includes the impact of contingency provisions and changes to our contingencies that we consider appropriate, as well as related interest. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires recognition and measurement of a legal obligation associated with the retirement of long-lived assets. These legal obligations are to be recognized at their fair value at the time they are incurred. The cost of the obligation is required to be amortized over the life of the related equipment or fixture, and the liability is required to be accreted each year. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. The Company adopted the new rules on asset retirement obligations on April 1, 2003. Application of the new rules is expected to result in an increase in net billboard assets of approximately $0.7 million, recognition of an asset retirement obligation liability of $2.0 million, and a one-time charge to net income for the cumulative effect of a change in accounting principle of $0.8 million, net of income taxes.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 generally requires that costs associated with an exit or disposal activity be recognized as liabilities when incurred, rather than the date of commitment to an exit plan, and it establishes that fair value is the standard for initial measurement of such liabilities. SFAS No. 146 applies to exit or disposal activities that are initiated after December 31, 2002. The Company had no exit or disposal activity for the fiscal year ended March 31, 2003, but will apply the provisions of this Statement to the divestiture of Japan Billboard, DMS and CMRS.

      In November 2002, the FASB issued SFAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the accounting and disclosures to be made by a guarantor about obligations under certain guarantees that it has issued. It clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 requires disclosure in all financial statement presentations issued after December 15, 2002. The Company has adopted FIN 45 and accordingly, has included its existing guarantees in Note 10 to the Consolidated Financial Statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS No. 148 amends SFAS No. 123, to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” SFAS No. 148 is effective for fiscal years ended after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Accordingly, the Company has disclosed the required provisions in its Notes to the Consolidated Financial Statements for the year ended March 31, 2003. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options through March 31, 2003. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement in Note 2 to the Consolidated Financial Statements.

      In January 2003, the FASB issued SFAS Interpretation No. 46 Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires the consolidation of certain variable interest entities in which the investing enterprise does not have the characteristics of a controlling financial interest or does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created before February 1, 2003, FIN 46 requires measurement of the assets and liabilities of the variable interest entity at their carrying amounts. The provisions of FIN 46 regarding implementation date were revised by FIN 46 (revised) (“FIN 46R”). We do not expect the provisions of FIN 46R to have a material impact on our financial position or results of operations.

      We have restated our Consolidated Financial Statements, to reflect the early adoption of FIN 46, effective as of fiscal year 2001, and have included the value of the building and related indebtedness in our Consolidated Financial Statements. Property and equipment and long-term debt increased by $30.5 million and $29.6 million, respectively. Minority interest has been increased by $0.9 million to reflect the ownership of the variable interest entity not held by the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. It requires that companies classify a financial instrument that meets the criteria as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for existing financial instruments it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this Statement to have a material effect on its operating results, financial position or cash flows.

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision to SFAS No. 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the needs for greater transparency of pension information. In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ended after December 15, 2003. See Note 16 to the Consolidated Financial Statements for information regarding the Company’s postretirement benefits obligations.

      On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-1”) in response to a new law regarding prescription drug benefits under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effect on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under FAS No. 106, and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on its financial position, results of operations and financial statement disclosures. Therefore, any measure of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost does not reflect the effects of the new law. Pending authoritative guidance could require that the Company change previously reported information.

      The FASB has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. The proposed rules could be implemented as early as the end of the 2004 calendar year. Under the proposed rules, the Company would be required to recognize compensation expense related to stock options granted to employees and board members after December 15, 2004. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, the Company would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

      The Company centrally manages its domestic debt considering investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Eurodollar Rate or the Federal Funds Rate. International debt relates to the Company’s Japan subsidiaries and is used to fund the purchases of coupon equipment and billboards and for day to day operations. Additionally, interest expense associated with the indebtedness for our corporate headquarters is based on fluctuating short-term interest rates. These rates are based on the LIBOR rate and can be adjusted based on short-term rates up to six months. A 100 basis point change in interest rates, based on the March 31, 2003 and 2002 debt, would not have had a material impact on our operations in fiscal years 2003 or 2002, respectively.

Foreign Operations

      Operating markets outside of the United States expose the Company to movements in currency exchange rates, which can be volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variances in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to change its financing and operating strategies.

      Our revenues from foreign operations represented approximately 10.8% of the Company’s total revenues in fiscal year 2003, 10.3% in fiscal year 2002 and 13.6% in fiscal year 2001. The aggregate foreign exchange effects included in determining consolidated results of operations were approximately a $1.3 million gain in the Company’s consolidated net income in fiscal year 2003, a $0.4 million loss in fiscal year 2002 and a $0.6 million loss in fiscal year 2001. The Company has not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. The Company estimates that, based upon the fiscal year end 2003 balance sheet and the fiscal year end 2002 balance sheet, a 10% change in foreign exchange rates would not have a material effect on operating profit in fiscal year 2003 or fiscal year 2002, respectively. The Company believes that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Catalina Marketing Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Catalina Marketing Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 3, Restatement of Financial Statements, the Company has restated its financial statements as of March 31, 2002 and 2001 and for the years then ended, previously audited by other independent accountants who have ceased operations.

      As described in Note 2, Summary of Significant Accounting Policies, effective April 1, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and effective April 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/ PRICEWATERHOUSECOOPERS LLP

Tampa, Florida

May 14, 2004

CATALINA MARKETING CORPORATION

CONSOLIDATED INCOME STATEMENTS

	Year Ended March 31,

	2003	2002	2001

		(As Restated)	(As Restated)

	(In thousands, except per share data)
Revenues	$470,709	$442,702	$413,103
Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	208,381	198,392	175,944
Selling, general and administrative	125,449	107,853	106,313
Impairment charges	1,225	—	5,733
Depreciation and amortization	43,268	40,890	43,640

Total costs and expenses	378,323	347,135	331,630

Income from operations	92,386	95,567	81,473
Interest expense	2,156	3,393	3,361
Other income (expenses), net	(979)	(367)	(792)

Income before income taxes and minority interest	89,251	91,807	77,320
Provision for income taxes	34,153	33,257	31,297
Minority interest in loss of subsidiary	—	—	1,137

Net income	55,098	58,550	47,160
Addback: goodwill amortization, net of tax	—	—	3,809

Adjusted net income	$55,098	$58,550	$50,969

Diluted:
Net income per common share	$1.00	$1.03	$0.81
Addback: goodwill amortization, net of tax	—	—	0.07

Adjusted net income per common share	$1.00	$1.03	$0.88

Weighted average common shares outstanding	54,885	57,104	57,919
Basic:
Net income per common share	$1.01	$1.05	$0.84
Addback: goodwill amortization, net of tax	—	—	0.07

Adjusted net income per common share	$1.01	$1.05	$0.91

Weighted average common shares outstanding	54,474	55,922	55,767

See accompanying Notes to the Consolidated Financial Statements

CATALINA MARKETING CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31,

	2003	2002

		(As restated)

	(In thousands, except
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,715	$13,656
Accounts receivable, net	74,849	78,938
Inventory	4,921	5,263
Investments held in trust	6,330	8,716
Deferred tax asset	14,967	12,598
Prepaid billboard rental	5,183	7,415
Prepaid expenses and other current assets	4,473	4,152

Total current assets	112,438	130,738

Property and equipment
Store equipment	222,432	204,232
Furniture and office equipment	101,947	83,430
Building	22,296	22,296
Billboards	12,230	14,137
Leasehold improvements	9,021	7,454
Land	4,110	4,110

	372,036	335,659
Less: accumulated depreciation	(223,293)	(189,515)

Property and equipment, net	148,743	146,144
Goodwill	142,416	117,357
Patents, net	14,965	16,614
Long-term deferred tax asset	1,402	1,214
Other assets	2,457	3,835

Total assets	$422,421	$415,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,328	$17,330
Income taxes payable	7,868	6,619
Deferred tax liability	672	755
Accrued expenses	55,733	56,210
Deferred revenue	36,295	34,729
Short-term borrowings	18,297	14,845

Total current liabilities	137,193	130,488
Long-term deferred tax liability	15,436	13,380
Long-term debt	49,926	46,035
Other long-term liabilities	2,957	1,822

Total liabilities	205,512	191,725

Commitments and contingencies
Minority interest	914	914
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 authorized shares; 52,755,192 and 55,336,419 shares issued and outstanding at March 31, 2003 and 2002, respectively	528	553
Paid-in capital	1,526	7,667
Accumulated other comprehensive income (loss)	289	(634)
Retained earnings	213,652	215,677

Total stockholders’ equity	215,995	223,263

Total liabilities and stockholders’ equity	$422,421	$415,902

See accompanying Notes to the Consolidated Financial Statements

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

					Accumulated
			Par		Other
		Number	Value of		Comprehensive		Total
	Comprehensive	of	Common	Paid-in	Income	Retained	Stockholders’
	Income	Shares	Stock	Capital	(Loss)	Earnings	Equity

	(In thousands)
BALANCE AT MARCH 31, 2000 (as restated)		54,602	$546	$897	$97	$121,354	$122,894
Proceeds from issuance of common stock		1,377	13	21,932	—	—	21,945
Increase in investment in subsidiary, net of tax		—	—	2,244	—	—	2,244
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	6,480	—	—	6,480
Repurchase, retirement and cancellation of common shares		(497)	(5)	(15,837)	—	—	(15,842)
Deferred compensation plan common stock units and Directors’ common stock grants		67	1	(1,099)	—	—	(1,098)
Net income	$47,160	—	—	—	—	47,160	47,160
Foreign currency translation adjustment	(738)	—	—	—	(738)	—	(738)

Comprehensive income	$46,422	—	—	—	—	—	—

BALANCE AT MARCH 31, 2001 (as restated)		55,549	555	14,617	(641)	168,514	183,045
Proceeds from issuance of common stock		1,304	13	18,417	—	—	18,430
Increase in investment in subsidiary, net of tax		—	—	567	—	—	567
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	10,221	—	—	10,221
Repurchase, retirement and cancellation of common shares		(1,621)	(16)	(35,126)	—	(11,387)	(46,529)
Deferred compensation plan common stock units and Directors’ common stock grants		104	1	(1,029)	—	—	(1,028)
Net income	$58,550	—	—	—	—	58,550	58,550
Foreign currency translation adjustment	7	—	—	—	7	—	7

Comprehensive income	$58,557	—	—	—	—	—	—

BALANCE AT MARCH 31, 2002 (as restated)		55,336	553	7,667	(634)	215,677	223,263
Proceeds from issuance of common stock		430	5	7,358	—	—	7,363
Decrease in investment in subsidiary, net of tax		—	—	243	—	—	243
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	1,951	—	—	1,951
Repurchase, retirement and cancellation of common stock		(3,132)	(31)	(14,819)	—	(57,123)	(71,973)
Deferred compensation plan common stock units and Directors’ common stock grants		121	1	(874)	—	—	(873)
Net income	$55,098	—	—	—	—	55,098	55,098
Foreign currency translation adjustment	923	—	—	—	923	—	923

Comprehensive income	$56,021	—	—	—	—	—	—

BALANCE AT MARCH 31, 2003		52,755	$528	$1,526	$289	$213,652	$215,995

See accompanying Notes to the Consolidated Financial Statements

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Cash Flows from Operating Activities:
Net income	$55,098	$58,550	$47,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,570	39,212	36,847
Amortization	1,698	1,678	6,793
Impairment charges	1,225	—	5,733
Provision for doubtful accounts	1,103	2,996	2,186
Deferred income taxes	(350)	4,651	794
Minority interest income	—	—	(1,137)
Loss (gain) on sale of equipment	564	(529)	(28)
Contribution of common stock to deferred compensation plan and directors	(873)	(1,028)	(1,098)
Tax benefit from exercise of non-qualified stock options and disqualified dispositions	1,951	10,221	6,480
Other	2,110	1,630	1,554
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,261	(11,382)	(16,074)
Inventory, prepaid expenses and other assets	5,226	1,065	2,780
Accounts payable	929	3,131	(1,852)
Taxes payable	1,200	1,518	1,611
Accrued expenses	2,335	11,331	(820)
Deferred revenue	456	(4,795)	318

Net cash provided by operating activities	118,503	118,249	91,247
Cash Flows from Investing Activities:
Capital expenditures	(42,555)	(30,813)	(54,540)
Proceeds from the sale of property and equipment	126	759	118
Business acquisition payments, net of cash acquired	(29,146)	(32,327)	(54,430)
Purchase of patents	—	(250)	(14,433)

Net cash used in investing activities	(71,575)	(62,631)	(123,285)
Cash Flows from Financing Activities:
Proceeds from (payments on) the Corporate Facility, net	2,000	(20,000)	15,000
Proceeds from Japan Credit Facility debt obligations	26,864	11,437	18,242
Principal payments on Japan Credit Facility debt obligations	(23,600)	(11,072)	(15,686)
Proceeds from issuance of common and subsidiary stock	7,928	18,778	22,465
Payment for repurchase of the Company’s common stock	(71,973)	(46,529)	(15,842)
Other	(324)	316	10

Net cash (used in) provided by financing activities	(59,105)	(47,070)	24,189
Effect of exchange rate changes on cash	236	(265)	(257)
Net change in cash and cash equivalents	(11,941)	8,283	(8,106)
Cash and cash equivalents, at beginning of year	13,656	5,373	13,479

Cash and cash equivalents, at end of year	$1,715	$13,656	$5,373
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,967	$3,141	$3,164
Income taxes	$31,405	$18,053	$22,567

See accompanying Notes to the Consolidated Financial Statements

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business and Basis for Presentation

      Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its Subsidiaries (the “Company”), provides behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally. Employing proprietary technology developed for the Company’s in-store network, the Catalina Marketing Network®, the Company also offers online and at-home access to consumers. These marketing solutions, including discount coupons, loyalty marketing programs, attitudinal research programs, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at checkout and via direct mail.

      The Company is organized and managed by segments which include the following operations: Manufacturer Services, Retail Services, Direct Marketing Services (“DMS”), Catalina Health Resource (“CHR”), Catalina Marketing Research Solutions (“CMRS”), the international operations, which include both manufacturer and retail services similar to those services provided in the United States (“International”) and Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard” or “PMKK”). The domestic operations of the Company include Manufacturer Services, Retail Services, DMS, CHR and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard.

      Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating group specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions at the point-of-sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction.

      DMS provides services designed to reach consumers in their homes. DMS analyzes frequent shopper databases and identifies consumer lifestyle changes to develop strategic programs that meet multiple objectives for both brand manufacturers and retailers. These targeted direct mail programs are based on actual purchase behavior or consumer lifestyle changes. DMS provides services which enable manufacturers and retailers to influence the purchase patterns of targeted customers based on their actual purchase behavior and history. Clients use these services to support new product launches and line extensions, build loyalty to a brand and deliver timely messages to consumers.

      CHR services allow pharmaceutical and consumer product manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary product offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of the Company’s customers. These communication services include messages and educational information to healthcare patients at the pharmacy level throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to patients based on prescription medications purchased which are identified by a National Drug Code symbol. Clients are able to use these communications to promote a wide variety of products such as over-the-counter medicines, prescription

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

medication and other healthcare remedies and merchandise. Communications provide clinically appropriate information while maintaining patient privacy.

      International operations include in-store electronic targeted marketing services for consumers in the United Kingdom, France, Italy and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic business in offering a full range of targeted marketing solutions to many of the top 100 consumer packaged goods manufacturers and enjoys relationships with major supermarket retailers based on a syndicated platform. In fiscal year 2004, the Company continued to expand its behavior-based targeting capabilities in Europe by launching a pilot test in Germany.

      PMKK is a wholly owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. PMKK primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of leading clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of PMKK. Upon completion and installation, the billboards are financed through third-party financing companies. PMKK is required to make rental payments to building owners for the space on the rooftops and faces of buildings where the billboards are installed. PMKK provides the maintenance for their billboards during the life of the contract which generally ranges from three to five years.

      The Company’s other segments include Retail Services, which provides marketing solutions to retail chains nationwide and supports and maintains the Catalina Marketing Network® used by Manufacturer Services. It also includes CMRS, which provides a wide range of traditional marketing research services, including tracking studies and customer satisfaction surveys, as well as proprietary research products that take advantage of behavioral data gathered throughout the Catalina Marketing Network®.

      Basis for Presentation. The Consolidated Financial Statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany transactions are eliminated in consolidation. The third-party owned portions of the Company’s majority owned subsidiaries are accounted for as minority interests in the Company’s Consolidated Financial Statements. The accounts of the wholly and majority owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end, to facilitate the timing of the Company’s closing process.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Balance Sheets and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the balance sheet and for which it would be reasonably possible that future events or information could change those estimates include impairment of long-lived assets and goodwill, the realization of deferred income tax assets and the resolution of tax and legal contingencies.

Note 2.	Summary of Significant Accounting Policies

      Revenue Recognition and Deferred Revenue. In December 1999, the Staff of the SEC issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. In December 2003, the Staff of the SEC issued SAB No. 104 “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. See additional discussion in Note 3.

      In January 2003, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on when to account for multiple elements in an arrangement as separate units of accounting, and requires that revenue

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of retail in-store electronic marketing services was accompanied by the sale of loyalty cards, thus constituting a revenue arrangement with multiple deliverables. The Company has elected to apply EITF 00-21 for the fiscal year ended March 31, 2003. The application of the provisions of EITF 00-21 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      The Company delivers its targeted marketing services through various channels. The following revenue recognition policies are followed for the Company’s significant revenue-generating segments and transactions:

Manufacturer Services and International

      The Company’s Manufacturer Services and International segments generate revenue primarily by providing in-store, electronic marketing delivery services (“manufacturer incentives”) via the Catalina Marketing Network®. The amount of revenue recognized is based on the total incentives delivered multiplied by a per-print fee. Delivered incentives include targeted promotions, messages and sweepstakes. The Company generally bills customers a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted incentives or messages for a specified category, or categories, within a four-week period referred to as a “cycle”. The delivery is based upon particular triggering transactions that are registered at the point-of-sale (i.e., the checkout counter of a retail store). The majority of Manufacturer Services contracts cover multiple cycles. The customer is given the exclusive right to have incentives delivered for a particular product category during the applicable cycle.

      The Company has concluded that recognizing revenue as the incentives are delivered is a systematic and rational method that represents the pattern over which the revenue is earned and the Company’s obligations to customers are fulfilled. Furthermore, the Company believes that the exclusivity feature is not a separate deliverable apart from the delivery of the targeted incentive. Therefore, the Company recognizes in-store electronic marketing service revenue as the incentives are delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are reflected as deferred revenue and subsequently recognized when (1) the incentives are delivered or (2) in full in the eighteenth month after the end of the last cycle if the minimum number of incentives have not been delivered by the end of the last cycle. Occasionally, if the minimum number of program incentives is not delivered within the applicable cycles, the remaining allotment of incentives may be transferred to future cycles in order to permit the customer to reach the contracted minimums.

      In certain fixed-fee program arrangements where a fixed number of targeted incentives are not required, revenue is deferred and recognized ratably over the particular cycle or cycles, regardless of the number of incentives delivered.

     Retail Services

      The Company’s Retail Services segment generates revenue by providing in-store, electronic marketing delivery services (“retail incentives”) via the Catalina Marketing Network®, as well as loyalty card production and data management.

      Retail incentive revenue generally is recognized based on the total incentives delivered multiplied by a per-print fee, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are reflected as deferred revenue and subsequently recognized when the incentives are delivered.

      In certain fixed-fee program arrangements where a fixed number of targeted incentives are not required, revenue is deferred and recognized ratably over the contract period, regardless of the number of incentives delivered.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Revenues associated with the sale of loyalty cards are recognized when the cards are delivered to the client’s designated location. Data management revenue is recognized ratably as the services are provided.

      During the fiscal years ended March 31, 2003, 2002 and 2001, the Company entered into certain barter transactions with some of its retail customers, exchanging primarily in-store, electronic marketing delivery services (“retail incentives”) and loyalty cards for access to the retail customer’s shoppers at the checkout. Access to the retail customer occurs when a manufacturer incentive is delivered. The barter transactions did not result in revenue recognition because the fair value of the consideration received and the value of the combined retail marketing services and loyalty cards delivered could not be determined within the criteria established under U.S. GAAP. The retailers can defer the delivery of the Company’s retail incentives and loyalty cards up to twelve months after the initial exchange of consumer access. However, the Company estimates and accrues the projected costs to be expended for the delivery of the retail incentives and loyalty cards when access to the retail shopper is provided.

Direct Marketing Services

      Revenues generated by the sale of direct-mail products to consumers are recognized when mailed, provided collection of the resulting receivable is reasonably assured. Direct costs associated with these revenue-generating activities are recognized as incurred.

Catalina Health Resource (CHR)

      CHR generates revenues by providing targeted direct-to-patient communications in drug stores, referred to as the Health Resource® Newsletter, via the Health Resource Network. The Health Resource® Newsletter includes prescription information, therapeutically relevant editorial content and product information. The Company generally bills customers a minimum fee in advance of the delivery of a fixed number of customized Newsletters or “messages” within specified time periods, typically six to 15 months. The delivery is triggered by transactions that are registered at the point-of-sale. The customer is given the exclusive right to have their messages delivered based upon a particular product category trigger during the applicable time period.

      The Company has concluded that recognizing revenue as the customized Newsletter is delivered is a systematic and rational method that represents the pattern over which the revenue is earned and its obligations to customers are fulfilled. Furthermore, the Company believes that the exclusivity feature is not a separate deliverable apart from the delivery of the customized newsletter. CHR recognizes revenue when the newsletter is delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are deferred and recognized as revenue (1) when delivery occurs or (2) in full in the twelfth month after the end of the original cycle. Occasionally, if the minimum number of customized newsletters is not printed, the remaining allotment of messages may be extended or transferred to other cycles in order to permit the customer to reach the contracted newsletter minimums.

      In certain fixed-fee program arrangements where a fixed number of messages are not required, revenue is deferred and recognized ratably over the particular period of the related contract, regardless of the number of customized newsletters delivered.

      In some cases, a guaranteed level of performance on a direct-to-patient communication program is required, such as a required minimum return on the customer’s investment. When such an uncertainty about the customer’s acceptance of program performance exists, revenue is not recognized until such time that the customer accepts the level of program performance.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Japan Billboard

      Rental income from billboards leased to customers in Japan is recognized ratably over the contract period, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to the contract period are deferred and recognized as revenues ratably over the life of the related contracts.

Catalina Marketing Research Solutions (CMRS)

      CMRS provides a wide range of traditional marketing research services, including tracking studies and customer satisfaction surveys, as well as proprietary research products that take advantage of the Company’s behavioral data gathered throughout the Catalina Marketing Network®. CMRS revenues are recognized when the research project is completed and a report is delivered to the client, provided collection of the resulting receivable is reasonably assured. Direct costs associated with these revenue-generating activities are recognized as incurred.

      Shipping and Handling. In those instances in which the Company specifically charges customers for shipping and handling costs, such as postage, the Company includes such income received in revenues. Expenditures incurred for shipping and handling costs, primarily postage, are included in direct operating expenses.

      Research and Development. The Company’s research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing and Health Resource Networks, market research, software development, and system upgrades. For each of the fiscal years ended March 31, 2003, 2002 and 2001, expenditures for research and development, which are included in selling, general and administrative expenses, were $5.1 million, $4.5 million and $4.4 million, respectively. These expenditures include internal and external labor primarily for the development of the Company’s networks.

      Advertising Costs. Advertising costs are expensed as incurred and amounted to $2.0 million, $0.8 million and $0.5 million in the years ended March 31, 2003, 2002 and 2001, respectively.

      Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries’ year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses on the translation of foreign currency transactions are included in Other income (expenses), net in the Company’s Consolidated Income Statements and were a $1.3 million gain, a $0.4 million loss and a $0.6 million loss for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      Net Income Per Common Share. For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The following is a reconciliation of the denominator of basic and diluted earnings per share (“EPS”) computations shown on the face of the accompanying Consolidated Financial Statements (in thousands):

	Year Ended March 31,

	2003	2002	2001

Basic weighted average common shares outstanding	54,474	55,922	55,767
Dilutive effect of options outstanding	411	1,182	2,152

Diluted weighted average common shares outstanding	54,885	57,104	57,919

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following outstanding options were not included in the computation of diluted EPS because their effect would have been anti-dilutive (in thousands except per share data):

	Year Ended March 31,

	2003	2002	2001

Outstanding options	5,767	2,025	—
Range of prices	$26.31–$36.82	$33.46–36.82	—

      Subsequent to March 31, 2003, the Company repurchased 749,200 outstanding common shares of stock, which, if such purchase had been made prior to March 31, 2003, would have reduced the basic and diluted weighted average common shares outstanding at March 31, 2003.

      A three-for-one stock split of the Company’s outstanding common stock, effected as a stock dividend and an increase in the authorized common shares, was approved by the Company’s Board of Directors, and the increase in the authorized common shares was approved by the Company’s stockholders at the annual meeting held on July 18, 2000. The stock dividend was paid August 17, 2000 to stockholders of record on July 26, 2000. Holders of common stock received two additional shares of common stock for each share held of record as of July 26, 2000. All applicable references to common stock shares, including the calculations of EPS, have been adjusted for all periods shown to reflect the stock split and the increase in authorized shares.

      Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at fair value.

      Accounts Receivable. Accounts receivable are recorded on a gross basis less the allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing economic factors, known information about the financial condition of the customers and the amount and age of the accounts. The accounts are generally written off after all collection attempts have been exhausted. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. The following is a detail of the activity in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended March 31

Allowance for Doubtful Accounts	2003	2002	2001

		(As restated)	(As restated)
Beginning balance	$4,154	$2,548	$1,415
Increase in provision	1,103	2,996	2,186
Account write-offs, net of recoveries	(1,346)	(1,390)	(1,053)

Ending balance	$3,911	$4,154	$2,548

      Inventory. Inventory consists primarily of paper used for promotion printing and is located at customers’ locations, primarily in pharmacies, grocery stores and retailers’ warehouses. The Company estimates paper usage based on an average print length of the promotion at the time the promotion is delivered and uses the first-in, first-out method of costing. Inventory is stated at the lower of cost or market.

      Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, as follows: building: thirty years, store equipment: three to five years; furniture and office equipment: three to 10 years; and billboards: eight years. Office equipment includes computer hardware and software bought and developed for internal use. Costs for software developed for internal use are capitalized in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized over five years. Third-party installation costs for store equipment, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related store equipment. Leasehold improvements are amortized using the straight-line

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred.

      Leases of space for billboards from building owners are made for terms of three to six years. At the end of such lease term, PMKK has the right to renew the lease for another term. PMKK adopts an estimated useful life of eight years for the depreciation of billboards. Accordingly, a portion of the initial acquisition costs of billboards may be left undepreciated if the lease contract is terminated at the end of the lease term without any renewal or extension. In such circumstances, the residual balance of the disposed billboard is expensed and the loss on disposal is recognized in the year of contract termination. Japan Billboard recognizes expenses associated with take-down costs only when incurred, based on termination of the lease agreement with building owners. See Note 6 for the actual loss recognized in fiscal year 2003 for contract termination and take-down costs.

      The Company has retroactively applied the provisions of FASB Interpretation No. 46: Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”) in accounting for its headquarters building in St. Petersburg, Florida, effective as of fiscal year 2001. The Company leases this facility through a variable interest entity that was created in fiscal year 2001 and is partially funded by a third-party financial institution. The variable interest entity’s sole function is the leasing of the building to the Company. The accompanying Consolidated Balance Sheets reflect the carrying amount of the consolidated assets of the variable interest entity that serve as collateral for the entity’s liabilities; land — $4.1 million, building — $22.3 million; and, included in leasehold improvements and furniture and office equipment — $1.5 million and $2.6 million, respectively. Minority interest has been increased by $0.9 million to reflect the ownership of the variable interest entity not held by the Company.

      The lease for the Company’s headquarters was previously accounted for as an operating lease from its inception in fiscal year 2001. The lease should have been accounted for as a capital lease. Upon adoption of FIN 46, the Company has restated its previously issued financial statements. Had the Company not chosen early adoption, the restatement required would have converted the lease obligation from operating to capital.

      The following pro forma balance sheet and income statement as of and for fiscal year 2003 reflect the effect of the application of FIN 46 to the Company (in thousands, except per share data):

	Restated, but prior	Consolidation of	As Restated for
	to the adoption of	Variable Interest	the Adoption of
	FIN 46	Entity(1)	FIN 46

Total current assets	$112,438	$—	$112,438
Property and equipment, net	121,823	26,920	148,743
Other assets	161,240	—	161,240

Total assets	$395,501	$26,920	$422,421

Total current liabilities	$137,193	$—	$137,193
Long-term debt	20,360	29,566	49,926
Other long-term liabilities	19,782	(1,389)	18,393
Minority interest	—	914	914
Stockholders’ equity	218,166	(2,171)	215,995

Total liabilities and stockholders’ equity	$395,501	$26,920	$422,421

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Restated, but prior	Consolidation of	As Restated for
	to the adoption of	Variable Interest	the Adoption of
	FIN 46	Entity(2)	FIN 46

Revenues	$470,709	$—	$470,709
Costs and expenses	377,528	795	378,323

Income from operations	93,181	(795)	92,386
Interest expense	1,479	677	2,156
Other income (expenses), net	(979)	—	(979)

Income before income taxes	90,723	(1,472)	89,251
Provision for income taxes	34,727	(574)	34,153

Net income	$55,996	$898	$55,098

Net income per common share:
Diluted	$1.02	$.02	$1.00

Basic	$1.03	$.02	$1.01

(1)	The pro forma adjustments reflect the addition of the land, building and leasehold improvements, net of accumulated depreciation, for $26.9 million, the long-term debt related to the land, building and leasehold improvements of $29.6 million, deferred tax liability of $1.4 million, and accumulated expenses, net of taxes, of $2.2 million for years prior to fiscal year 2003.

(2)	The pro forma adjustments reflect increases in depreciation of $1.5 million, reduction of rent expense and a corresponding increase to interest expense of $0.7 million, and an income tax benefit of $0.6 million.

      The magnitude and characterization of the adjustments made for fiscal year 2003 as shown in the table above to reflect the adoption of FIN 46 would be similar for fiscal year 2002. The pro forma adjustment for 2001 would reflect lower depreciation expense and interest due to the initiation of the lease agreement during the third quarter of fiscal year 2001.

      Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets, net of the fair value of liabilities assumed in a business combination. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, as of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment tests to be performed at least annually, and more frequently if events and circumstances indicate that impairment is likely. The effects of this change in accounting principle are shown pro forma on the accompanying Consolidated Income Statements. Impairment is indicated when the fair market value is less than the carrying value of the reporting unit. Asset values determined to be impaired are expensed in the period when impairment is determined. To determine fair market value, the Company uses a discounted cash flow approach, using the same assumptions as those used to develop the Company’s three-year, long-range plan, updated as necessary based on the Company’s internally-generated monthly forecasts. The Company incorporates a terminal value cash flow based upon an estimated future growth rate. During the fiscal years ended March 31, 2003 and March 31, 2002, the Company performed the required impairment testing. No impairment charges for goodwill were necessary during those years.

      Prior to the adoption of SFAS No. 142, the Company amortized goodwill over useful lives ranging from 20 to 40 years using the straight-line method and analyzed goodwill for impairment pursuant to the requirements of APB Opinion No. 17, “Intangible Assets,” and SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” As a result, the Company recognized an impairment charge in fiscal year 2001 of $2.7 million, which is included in Impairment Charges

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

on the accompanying Consolidated Income Statements, for the write-down of goodwill associated with the previous acquisition of stock in CompuScan Marketing, Inc. See further discussion in Note 5.

      Patents, Net. The amount capitalized to patents includes only those patents acquired from others, primarily arising from the Company’s acquisitions of businesses. Patents are amortized over their estimated useful lives which range from 5 to 20 years, using the straight-line method.

      Impairment Testing of Long-Lived Assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying value of the long-lived assets will not be recoverable, as determined based on the expected undiscounted future cash flows of the long-lived assets, the Company’s carrying value of the long-lived assets is reduced by the amount by which the carrying value exceeds fair value. For most instances, the Company uses a discounted cash flow approach to determine fair value. Cash flows utilized in these analyses include the same assumptions as those used in the Company’s three-year, long-range plan, updated as necessary based on the Company’s internally-generated monthly forecasts.

      Stock Based Compensation. The Company accounts for option, stock grant and stock purchase plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which approximately $417,000, $436,000, and $375,000 in compensation expense has been recognized for fiscal years 2003, 2002 and 2001, respectively. The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Year Ended March 31,

	2003	2002	2001

Volatility	42.0%	37.9%	41.7%
Risk-free rate (based on date of grant)	3.7%	5.0%	5.9%
Expected dividend yield	0%	0%	0%
Expected life	6 years	10 years	9 years

      The per share weighted average fair values of options granted in fiscal years 2003, 2002 and 2001 are $11.63, $20.14 and $19.85, respectively.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Had compensation expense for these plans been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Year Ended March 31,

	2003	2002	2001

Net income:
As reported	$55,098	$58,550	$47,160
Add stock-based employee compensation expense included in reported net income, net of tax	417	436	375
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18,514)	(24,528)	(21,902)

Pro forma net income	$37,001	$34,458	$25,633

Diluted EPS:
As reported	$1.00	$1.03	$0.81
Pro forma	0.67	0.60	0.44
Basic EPS:
As reported	$1.01	$1.05	$0.84
Pro forma	0.68	0.62	0.46

      Pro forma amounts include approximately $755,000, $671,000 and $525,000 related to the purchase discount offered under the Purchase Plan for fiscal years 2003, 2002 and 2001, respectively, (see Note 11).

      Note that, subsequent to March 31, 2003, several of the Company’s executives left the Company prior to exercising their options and, as a result, any unexercised options have been forfeited. As such, the Company expects a significant portion of the total stock-based employee compensation expense shown pro forma for fiscal years 2003, 2002 and 2001 in the disclosure table above to be reversed and shown pro forma as income in the disclosure for fiscal year 2004.

      Fair Value of Financial Instruments. At March 31, 2003 and 2002, the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The carrying value of the Company’s short-term borrowings and long-term debt approximate fair value based on variable interest rates.

      Concentration of Risk. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company’s revenue and related trade receivables are derived primarily from the sale of in-store electronic marketing, direct mail, direct-to-patient communication and attitudinal research services. Accounts receivable are due primarily from companies located throughout the United States, Europe and Japan. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. At March 31, 2003, approximately 16.7% of Accounts receivable, net related to three customers. The Company’s three largest customers accounted for approximately 21.9% of consolidated revenue for fiscal year 2003.

      The Company relies on retail stores and pharmacies to provide access to their premises and consumers for the Catalina Marketing Network® and Health Resource Network to be successful. The Company believes the impact to the networks with respect to a loss of a single retail chain or pharmacy chain is limited due to the diversity of participation. However, approximately 55% of the delivered in-store promotional incentives provided for the Company’s consumer product goods customers during the fiscal year ended March 31, 2003, were generated from within the stores belonging to five retail chains. Also, over 91.5% of the delivered

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

promotional materials the Company provided for pharmaceutical customers during the fiscal year ended March 31, 2003, were generated from within the pharmacies belonging to five pharmacy chains. If any of these five retail chains or pharmacy chains were to decide not to renew their contract with the Company to provide point-of-sale services, or if they reduce the number of point-of-sale locations, a material reduction in revenues could result if these point-of-sale locations are not replaced.

      Subsequent to March 31, 2003, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from newsletters delivered at Eckerd and CVS were approximately $10.4 million or 16.5% of total CHR revenue in fiscal year 2003. At April 30, 2004, the Health Resource Network was installed in 11,967 pharmacy outlets.

      The Company maintains its cash with financial institutions. The balances, at times, may exceed federally insured limits. At March 31, 2003, the Company exceeded the federally insured limit by approximately $0.9 million.

      Supplemental Cash Flow Information. Significant non-cash transactions in 2001 include the effect of retroactive restatement of the consolidation of the Company’s headquarters building in accordance with the early adoption of FIN 46.

      Reclassifications. Certain reclassifications have been made to prior years financial statements to conform to the current year’s presentation.

Note 3.	Restatement of Financial Statements

      In June 2003, the Company announced its intent to delay the filing of its Annual Report on Form 10-K for the year ended March 31, 2003, as a result of certain issues identified by management related to the timing of revenue recognition at CHR. At that time, management continued its evaluation of financial data of CHR relating to fiscal year 2003, while the Company’s Audit Committee engaged Ernst & Young LLP (“E&Y”), which replaced Arthur Andersen LLP as the Company’s independent certified public accountants in May 2002, to assist in the review and evaluation of the results. Also in June 2003, the Company initiated discussions with the Staff of the SEC to advise them of these matters and has continued discussions with the Staff of the SEC throughout this process.

      In July 2003, E&Y expressed concerns over additional areas of accounting and on August 26, 2003, the Company filed a report on Form 8-K with the SEC which reported E&Y’s resignation and other matters. Subsequent to the resignation of E&Y, the Company engaged PricewaterhouseCoopers LLP (“PwC”), as its new independent certified public accountants, to audit fiscal years 2003, 2002 and 2001.

      As a result of the audit of fiscal year 2003 and the re-audits of fiscal years 2002 and 2001 performed by PwC and the Company’s own investigation into its accounting practices and policies, the Company has restated its financial statements for the fiscal years ended March 31, 2002 and 2001, and the Company’s unaudited selected quarterly information for each of the four quarters of fiscal year 2002 and 2003.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents the impact of the restatement adjustments on consolidated net income for the fiscal years ended March 31, 2002 and 2001:

	Year Ended March 31,

	2002	2001

Net income, previously reported	$61,880	$58,135
Restatement adjustments:
Revenue	(3,966)	(4,778)
Direct cost adjustments	(1,570)	(1,751)
Accruals and prepayments	(2,185)	776
Previously capitalized bonus compensation	(725)	(1,394)
Postretirement healthcare obligation	1,104	—
Asset impairment and related change in amortization	640	(5,660)
Depreciation and amortization	876	(643)
Capitalized software costs	544	(1,012)
Other	(343)	(161)
Income tax impact of adjustments	2,295	3,648

Total adjustments	(3,330)	(10,975)

Net income, restated	$58,550	$47,160

      The restatement adjustments are summarized as follows:

•	Revenue. The Company identified numerous instances where the timing or amount of revenue was not recognized in accordance with U.S. GAAP. SAB 104 expresses the SEC Staff’s views regarding the application of U.S. GAAP to revenue recorded in financial statements. A summary of the nature of the adjustments to revenue that were recorded to the Company’s Consolidated Financial Statements is set forth below:

Persuasive evidence of arrangements. Situations were identified where the customer arrangements were not available, were not documented or were amended by separate written or verbal agreements. The existence of these separate amended agreements and arrangements indicated that the original agreement was not binding and, therefore, the recognition of certain revenue was recorded prematurely at that time and has been deferred until the period when persuasive evidence of the arrangement exists.

Delivery had not occurred or services had not been rendered. Instances were identified in which revenue was recognized prior to the completion of the earnings process.

The seller’s price to the buyer was not fixed or determinable. There were several instances of separate written or verbal agreements that amended the original contract. In these cases, the price for services was not fixed or determinable and, as a result, the Company has deferred recognition of revenue until the period when the purchase price was fixed and determinable.

Collectibility is reasonably assured. The Company did not identify any material issues related to collectibility from its clients.

•	Direct cost adjustments. Principally attributable to fees paid to retailers, classification for incentive rebates, postage charges and adjustments to inventory.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	Accruals and prepayments. These entries adjust certain accruals and prepaid expenses, to more properly estimate liabilities when they are incurred and amortize prepaid expenses as they are utilized. The adjustments are primarily for compensation, taxes, legal, consulting, allowance for doubtful accounts, and other selling, general and administrative expenses.

•	Previously capitalized bonus compensation. This restatement increases compensation expense for contingent purchase price payments previously accounted for as goodwill, made in conjuction with two acquisitions in which a portion of the contingent purchase price payments were paid to employees by the sellers of the acquired companies.

•	Postretirement healthcare obligation. Reflects reduction of prior service amortization cost

•	Asset impairment and related change in amortization. Primarily relates to the impairment, determined in accordance with SFAS No. 121, of patents and goodwill acquired from CompuScan Marketing, Inc., and the resulting revision to future patent amortization expense.

•	Depreciation and amortization. The Company restated fiscal year 2000 for the impairment of property and equipment, intangible assets and goodwill related to the acquisition of Catalina Marketing U.K., Inc. in 1996. The restatement adjustments for fiscal years 2002 and 2001 include the change to depreciation and amortization subsequent to this impairment. The restatement adjustment for fiscal year 2002 also includes a gain on the sale of assets that have now been restated as impaired in an earlier period.

During the Company’s re-examination of the lease transaction governing its corporate headquarters, it determined that the lease should have been accounted for as a capital lease rather than as an operating lease. The Company has retroactively applied FIN 46, effective as of fiscal year 2001, to account for the consolidation of the variable interest entity from which it leases its corporate headquarters. Had the Company not chosen early adoption, the restatement would have converted the lease obligation from operating to capital. Accordingly, depreciation expense has been restated to reflect the adoption of FIN 46 and the land, building and related debt and minority interest liability have been included on the Consolidated Balance Sheets.

•	Capitalized software costs. The Company is restating previously capitalized costs for consulting services and internal development of software, net of the change in depreciation, in accordance with SOP 98-1.

•	Income tax impact of adjustments. Deferred income tax expense is restated for fiscal years 2002 and 2001 for the net effect of the restatement adjustments.

      In addition to the change in net income, the retained earnings balance decreased at March 31, 2000 by $18.2 million, which includes a tax benefit of $7.1 million. This adjustment to retained earnings was primarily related to an impairment charge recorded in fiscal year 2000, net of the related change in amortization, resulting from a re-examination of the SFAS No. 121 impairment analysis that had been performed in prior fiscal years for property and equipment, identifiable intangible assets and goodwill purchased in conjunction with the acquisition of the remaining 46% minority interest of Catalina Marketing U.K., Inc. in 1996.

      In previous filings, the Company disclosed its conclusion that it had considered SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and had concluded that the Company operated in one reportable segment, targeted marketing services. During its investigation, the Company reconsidered SFAS No. 131, and the Company has now concluded that its business is managed by operating segment, which do not meet all of the aggregation criteria pursuant to SFAS No. 131. As such, segment information has been provided in this Annual Report on Form 10-K for fiscal year 2003 pursuant to the requirements of SFAS No. 131 and Regulation S-K. Fiscal years 2002 and 2001 have been restated to provide business segment information on a basis comparable to the fiscal year 2003 reportable segment structure.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents the impact of the restatement adjustments on the Consolidated Income Statements for the fiscal year ended (in thousands, except per share data):

	March 31, 2002	March 31, 2002	March 31, 2001	March 31, 2001

	(As restated)	(As originally	(As restated)	(As originally
		reported)		reported)
Revenue	$442,702	$446,668	$413,103	$417,881
Cost and Expenses
Direct operating expenses (exclusive of depreciation and amortization shown below)	198,392	193,121	175,944	174,237
Selling, general and administrative	107,853	111,492	106,313	106,382
Impairment charges	—	—	5,733	—
Depreciation and amortization	40,890	42,032	43,640	43,243

Total cost and expenses	347,135	346,645	331,630	323,862

Income from operations	95,567	100,023	81,473	94,019
Interest expense	3,393	2,253	3,361	2,676
Other income (expenses), net	(367)	(366)	(792)	595

Income before income taxes and minority interest	91,807	97,404	77,320	91,938
Provision for income taxes	33,257	35,552	31,297	34,945
Minority interest	—	28	1,137	1,142

Net Income	$58,550	$61,880	$47,160	$58,135

Diluted:
Net income per common share	$1.03	$1.08	$0.81	$1.00
Weighted average common shares outstanding	57,104	57,104	57,919	57,919
Basic:
Net income per common share	$1.05	$1.11	$0.84	$1.04
Weighted average common shares outstanding	55,922	55,922	55,767	55,767

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents the impact of the restatement adjustments on the Consolidated Balance Sheets (in thousands):

	As of	As of	As of	As of
	March 31, 2002	March 31, 2002	March 31, 2001	March 31, 2001

	(As Restated)	(As Originally	(As Restated)	(As Originally
		Reported)		Reported)
ASSETS
Current Assets
Cash and cash equivalents	$13,656	$13,276	$5,373	$7,280
Accounts receivable, net	78,938	79,834	72,546	72,996
Inventory	5,263	5,302	4,189	5,222
Investments held in trust	8,716	8,716	9,923	9,053
Deferred tax asset	12,598	6,303	11,471	7,893
Prepaid billboard rental	7,415	8,353	8,819	10,239
Prepaid expenses and other current assets	4,152	5,494	5,036	5,345

Total current assets	130,738	127,278	117,357	118,028
Property and equipment
Store equipment	204,232	208,595	190,813	193,684
Furniture and office equipment	83,430	82,690	71,317	75,418
Building	22,296	—	22,296	—
Billboards	14,137	14,137	18,094	18,094
Leasehold improvements	7,454	5,967	6,927	5,758
Land	4,110	—	4,110	—

	335,659	311,389	313,557	292,954
Less: accumulated depreciation	(189,515)	(192,271)	(156,789)	(162,529)

Property and equipment, net	146,144	119,118	156,768	130,425
Goodwill	117,357	121,770	97,076	101,487
Patents, net	16,614	22,468	17,989	24,479
Long-term deferred tax asset	1,214	—	1,145	—
Other assets	3,835	13,168	6,089	13,629

Total assets	$415,902	$403,802	$396,424	$388,048

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of	As of	As of	As of
	March 31, 2002	March 31, 2002	March 31, 2001	March 31, 2001

	(As Restated)	(As Originally	(As Restated)	(As Originally
		Reported)		Reported)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,330	$18,660	$15,438	$18,437
Income taxes payable	6,619	5,590	5,749	4,259
Deferred tax liability	755	—	—	—
Accrued expenses	56,210	55,755	57,343	57,585
Deferred revenue	34,729	22,492	40,587	32,924
Short-term borrowings	14,845	14,845	15,215	15,219

Total current liabilities	130,488	117,342	134,332	128,424
Long-term deferred tax liability	13,380	14,066	8,770	8,968
Long-term debt	46,035	16,469	68,330	38,764
Other long-term liabilities	1,822	—	1,033	—

Total liabilities	191,725	147,877	212,465	176,156

Commitments and contingencies
Minority interest	914	1,057	914	295
Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	553	553	555	555
Paid-in capital	7,667	7,164	14,617	14,441
Accumulated other comprehensive loss	(634)	(994)	(641)	(1,050)
Retained earnings	215,677	248,145	168,514	197,651

Total stockholders’ equity	223,263	254,868	183,045	211,597

Total liabilities and stockholders’ equity	$415,902	$403,802	$396,424	$388,048

      In addition to the restatement adjustments affecting the income statement, the Company also made certain restatement adjustments that only resulted in changes to the balance sheet, including (1) the reclassification of cash overdrafts to a current liability, (2) adjustments to the Company’s accounting for certain minority interests in consolidated affiliates, with an offsetting effect to paid-in capital and (3) corrections to the tax effects of certain stock transactions, with an offsetting effect to paid-in capital.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents the impact of the restatement adjustments on the Consolidated Statements of Cash Flows (in thousands):

	March 31, 2002	March 31, 2002	March 31, 2001	March 31, 2001

	(As Restated)	(As Originally	(As Restated)	(As Originally
		Reported)		Reported)
Net cash provided by operating activities	$118,249	$116,841	$91,247	$93,909
Net cash used in investing activities	(62,631)	(62,749)	(123,285)	(125,830)
Net cash provided by (used in) financing activities	(47,070)	(47,836)	24,189	25,522
Effect of exchange rate changes on cash	(265)	(260)	(257)	(86)

Net change in cash and cash equivalents	8,283	5,996	(8,106)	(6,485)
Cash and cash equivalents, at beginning of year	5,373	7,280	13,479	13,765

Cash and cash equivalents, at end of year	$13,656	$13,276	$5,373	$7,280

Note 4.	Acquisitions and Goodwill

      The Company has historically made acquisitions based on various factors including customer relationships, service offerings, competitive position, reputation, experience, and specialized know-how. The Company’s acquisition strategy was to build upon the core capabilities of its various strategic business platforms through the expansion of service capabilities. In executing the acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the Company’s existing client relationships. Due to the nature of the Company’s business, the companies it acquired frequently had minimal tangible net assets or identifiable intangible assets. The acquisition price was frequently determined by the future projected revenue and cash flow of the entity being acquired. Accordingly, a substantial portion of the purchase price was allocated to goodwill. The Company performs an annual impairment test in order to assess that the fair value of acquisitions exceeds their carrying value, inclusive of goodwill.

      As of March 31, 2002, the Company owned 87.1% of the outstanding common stock of CHR. In June 2002, the Company commenced a tender offer to purchase the outstanding minority interest common stock of CHR, at a purchase price of $33.00 per share. Certain current and former employees and directors of CHR owned the outstanding shares that were purchased in the tender offer. During the fiscal year ended March 31, 2003, the Company purchased 731,921 of the outstanding shares of CHR common stock for approximately $24.2 million. As of March 31, 2003, the Company held 5,771,921 of the total 5,954,047 outstanding shares, or 97%, of CHR common stock. The tender offer expired on October 16, 2002. Since October 2002, no further repurchases of CHR’s common stock have been made pursuant to this tender offer. The Company has the right to offer to purchase the remaining outstanding shares of CHR common stock in the future at a price determined by a third party valuation. The acquisition of the CHR common stock was accounted for using the purchase method of accounting. Total goodwill recorded in conjunction with the acquisition of CHR, including the goodwill resulting from the tender offer, was $36.1 million as of March 31, 2003.

      On January 4, 2001, the Company agreed to purchase the remaining outstanding minority interest common stock of Supermarkets Online Holdings, Inc. (“SMO Holdings”), the parent company of the Company’s majority owned Internet-based marketing and advertising subsidiary, Supermarkets Online, Inc. (“SMO”). As part of this agreement, the Company also repaid a subordinated convertible note and terminated a marketing agreement between the minority shareholder and SMO for total consideration of $10.5 million. The acquisition of the common stock was accounted for using the purchase method of accounting. The subordinated convertible note repayment and the marketing services agreement termination

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

were accounted for as a reduction of long-term debt and deferred revenue, respectively. The additional goodwill recorded as a result of this transaction was $8.0 million. In addition to this transaction, the Company acquired the minority interest in SMO that was not held by SMO Holdings, but was held by employees, in a series of purchases during fiscal years 2002 and 2001. These purchases of minority shares resulted in an additional $3.0 million of goodwill during these two years. As of March 31, 2003 and 2002, the Company owned 100% of SMO. SMO is included within the corporate group for segment reporting.

      Effective September 1, 2000, the Company, through one of its wholly owned subsidiaries, acquired 100% of the outstanding common shares of Market Intelligence, Inc., an attitudinal research company, for approximately $1.0 million in initial cash consideration. The terms of the acquisition provided for additional contingent purchase price payments of up to $1.0 million, based upon the business unit’s performance. Final contingent purchase price payments made in conjunction with this acquisition were $0.2 million. As of March 31, 2003, goodwill associated with this acquisition was $1.4 million. This acquisition combined with the Alliance Research business comprises the CMRS business segment. The Company acquired these businesses in order to supplement its internal growth plans and strategies. The results of operations of Market Intelligence, Inc. are included in the accompanying Consolidated Income Statements effective September 1, 2000.

      Effective June 1, 2000, the Company, through one of its wholly-owned subsidiaries, acquired 100% of the outstanding common shares of HealthCare Data Corporation (“HDC”), a company that provided strategic targeted marketing solutions for health-related and pharmaceutical manufacturers and retailers, for $14.4 million in cash. As of March 31, 2003, goodwill associated with this acquisition was $12.6 million. The Company acquired HDC in order to leverage the capabilities of the Health Resource Network. This acquisition is part of the CHR business segment.

      Effective July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alliance Research, an attitudinal research company, for $7.7 million in initial cash consideration. Terms of the purchase agreement called for the Company to make a series of contingent purchase price payments based upon specified growth. Under the provisions of the contract, the contingent purchase price payments, totaling $16.5 million, were accelerated and finalized in the third quarter of fiscal year 2002. As of March 31, 2003, goodwill associated with this acquisition was $22.4 million.

      Effective April 21, 1999, the Company, through one of its wholly-owned subsidiaries, acquired the technology of its Checkout Prizes application by means of a merger transaction between the Company and CompuScan Marketing, Inc. Initial cash consideration was $9.0 million of which $3.0 million was allocated to goodwill. Terms of the merger agreement called for the Company to make a series of additional contingent purchase price payments, totaling $1.0 million, which concluded in the fourth quarter of fiscal year 2002. These payments were based upon specified growth and have been accounted for as additional goodwill. A large portion of the initial acquisition price was allocated to patents. As of March 31, 2003, goodwill associated with this acquisition was $1.0 million. This acquisition is part of the Manufacturer Services business segment.

      Effective January 4, 1999, the Company acquired 100% of the outstanding common stock of Dynamic Controls, Inc., which offered card-based, loyalty marketing programs for retailers, for $6.3 million in initial cash payment. Terms of the purchase agreement called for the Company to make a series of contingent purchase price payments, based upon specified revenue growth, which were concluded in the fourth quarter of fiscal year 2001 and totaled $4.5 million. These payments have been accounted for as additional goodwill. As of March 31, 2003, goodwill associated with this acquisition was $8.4 million. The goodwill associated with this acquisition is part of the Manufacturer Services business segment. On March 31, 2004, the Company sold the loyalty card and data-entry services business.

      Effective December 30, 1998, the Company purchased the remaining minority interest of the parent company of Catalina Marketing de France, S.A., the Company’s French operating unit. Terms of the purchase

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

agreement called for the Company to make an initial down payment and a series of annual contingent purchase price payments. The contingent purchase price payments totaling $23.4 million, were completed in the first quarter of fiscal year 2003, and were based upon the operating performance of Catalina Marketing de France. These payments have been accounted for as additional goodwill. As of March 31, 2003, goodwill associated with this acquisition was $24.2 million. This acquisition is part of the International business segment.

      Effective July 13, 1998, the Company acquired 100% of the outstanding common shares of Market Logic, Inc., a full-service targeted marketing company that specialized in the development and fulfillment of highly sophisticated, personalized, direct marketing programs for retailers, for $2.9 million in initial cash consideration. Terms of the purchase agreement called for the Company to make a series of annual contingent purchase price payments, which totaled $29.2 million through March 31, 2003, and were based upon the future operating performance of Market Logic, Inc. The contingent purchase price payments were completed during fiscal year 2004 and have been accounted for as additional goodwill. As of March 31, 2003, goodwill associated with this acquisition was $30.5 million. This acquisition comprises the DMS business segment.

      See Note 10 for a discussion of the purchase of the remaining minority interest of the Company’s Japanese operations subsequent to March 31, 2003.

      In November 2003, the Company announced its intent to divest of DMS, CMRS and Japan Billboard which were deemed not to be strategically aligned with the Company’s current core competencies. As of March 31, 2003, goodwill related to these businesses was $30.5 million, $23.8 million and $7.6 million, respectively. The Company is currently evaluating options with respect to the sale or other methods of divestiture of these businesses. The Company has performed the required impairment testing in accordance with SFAS No. 142 based on this fiscal year 2004 triggering event for these entities and expects to recognize goodwill impairment charges for each of them.

      Changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended March 31, 2003

	Manufacturer						Total
	Services	CHR	DMS	Int’l	PMKK	Other	Consolidated

Beginning balance	$20,210	$11,978	$29,867	$24,112	$7,572	$23,618	$117,357
Goodwill acquired	—	24,154	664	—	—	200	25,018
Other	—	—	—	41	—	—	41

Ending balance	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416

Fiscal year 2003

      CHR goodwill increased $24.2 million due to the June 2002 tender offer. DMS goodwill increased $0.7 million due to contingent purchase price payments made during the year. The other segment increased $0.2 million due to a Market Intelligence contingent purchase price payment made September 30, 2002.

      Changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended March 31, 2002 (As restated)

	Manufacturer						Total
	Services	CHR	DMS	Int’l	PMKK	Other	Consolidated

Beginning balance	$18,193	$13,245	$29,159	$21,831	$7,572	$7,076	$97,076
Goodwill acquired	2,017	—	708	2,281	—	16,542	21,548
Other	—	(1,267)	—	—	—	—	(1,267)

Ending balance	$20,210	$11,978	$29,867	$24,112	$7,572	$23,618	$117,357

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fiscal year 2002

      CHR goodwill decreased $1.3 million due to an escrow refund received within one year from the initial purchase of HDC. DMS goodwill increased $0.7 million due to contingent purchase price payments made during the year. International goodwill increased $2.3 million due to contingent purchase price payments made for France. The other segment increased $16.5 million due to contingent purchase price payments made related to the Alliance acquisition. Manufacturer Services goodwill increased $2.0 million related to the purchase of the minority interest related to SMO.

Note 5.     Patents

      The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	Weighted Avg	As of March 31,
	Useful Life As of
	March 31, 2003	2003	2002

	(In years)		(As restated)
Purchased patents	14.8	$23,260	$23,210
Accumulated amortization		(8,295)	(6,596)

Patents, net		$14,965	$16,614

      Estimated future amortization of patents is as follows as of March 31, 2003 (in thousands):

Fiscal Year	Patents

2004	$1,698
2005	1,695
2006	1,681
2007	1,641
2008	1,641

      In October 2000, as part of the settlement of litigation in regard to certain intellectual property rights with various parties, the Company entered into an agreement whereby the Company acquired the rights to 16 U.S. patents and 12 pending U.S. patent applications together with all foreign rights related to the inventions encompassed by the original patents and patent applications. The Company paid $17.0 million for the patents and patent applications and accounted for them as capitalized patent acquisition costs, except for $2.7 million of such costs which were expensed as settlement of litigation in fiscal 2000. The capitalized amounts are being amortized over the remaining useful lives of the patents. As of March 31, 2003, the net book value of these intangibles is $11.4 million. This asset is included in the Corporate group.

      In April 1999, the Company, through one of its wholly owned subsidiaries, acquired one of its vendors, CompuScan Marketing, Inc., including the technology for the Checkout Prizes application, by means of a merger transaction. Certain triggering events in fiscal year 2001, specifically lower than expected cash-generation as compared with the original cash flow forecast, indicated the need to assess for impairment in accordance with SFAS No. 121. As a result, the Company has recognized an impairment charge on these patents of $3.1 million, included in Impairment charges on the accompany Consolidated Income Statement for fiscal year 2001. The fair value used as a basis for this impairment charge was determined using a discounted cash flow model. Subsequent amortization has also been revised to reflect the lower net book value. As of March 31, 2003, the net book value of these intangibles after this adjustment is $3.1 million. This asset is included in the Manufacturer Services segment.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6.	Impairment Charges, Disposition of Long-Lived Assets and Other Changes to Depreciation and Amortization

      During fiscal year 2003, the Company recorded an impairment charge of $1.0 million to write off an investment, accounted for using the cost method, due to an other-than-temporary decline in the carrying value. Factors leading to the impairment included the investment’s history of negative cash flows from operations, lack of earnings performance longer than originally anticipated and the current business prospects of the investee. Management’s rationale for asserting that the impairment was other-than-temporary include the speculative nature of the start-up investment, the requests for additional financing sooner than expected, the rate at which the investee was using cash, and the lack of any foreseeable viable market for the product being developed by this investee. This charge is included as a component of Other income (expense), net on the accompanying Consolidated Income Statements for fiscal year 2003. This investment was included in the corporate group and had not been allocated to any operating segment.

      During fiscal year 2002, Japan Billboard received a notice from one of its customers indicating that the customer planned to terminate certain advertising schedules at 38 locations under contract with Japan Billboard. This termination notification was the result of certain voluntary changes in the international tobacco industry advertising standards. Under the master service agreement, the customer was required to make payments on these locations until December 31, 2002, and Japan Billboard was required, on a best efforts basis, to remarket these sites to new customers. Subsequent to this notice, Japan Billboard has acquired new customers for some of these sites and elected to terminate the remaining sites during fiscal year 2003 and early fiscal year 2004. During fiscal year 2003, the Company recorded disposal costs for certain billboards that were taken down during fiscal year 2003 and recorded an impairment charge for certain billboards that have been designated for disposal in fiscal year 2004. These charges amounted to approximately $1.7 million in fiscal year 2003.

      In January 2004, Japan’s Ministry of Health announced its intention to sign and ratify its involvement in the World Health Organization’s recently adopted international Framework Convention on Tobacco Control (“FCTC”) that will come into effect when 40 countries have signed. The adoption of FCTC will limit the ability of tobacco companies to advertise tobacco products on billboards in Japan. As a result of this information, the Company has performed impairment testing pursuant to SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additionally, the Company has calculated the effect of the retirement obligation pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.” As a result, in fiscal year 2004, the Company expects to recognize a charge related to the above.

      In fiscal year 2001, the Company recorded accelerated depreciation and amortization expense in the amount of $1.7 million, related to certain long-lived assets, including property and equipment, a customer relationship intangible and goodwill, held in the International segment; specifically in the Company’s operations in the United Kingdom (“UK”). During fiscal year 2000, the UK received a contract termination notice from its largest retail customer due to the acquisition of that retail chain by another retailer. As a result, the Company performed an impairment analysis of the related store equipment, customer relationship intangible and goodwill associated with that retail customer. A portion of those assets were impaired in fiscal year 2000. Associated depreciation and amortization was accelerated in fiscal year 2001 to write off the remaining balance of these assets over the remaining, shortened useful life.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7.     Detail of Accrued Expenses

      Accrued expenses include (in thousands):

	As of March 31,

	2003	2002

		(As restated)
Payroll related	$12,828	$12,480
Accrued retailer fees	9,704	8,960
Deferred compensation plans (see Note 13)	6,330	8,733
Sales commissions	9,057	8,156
Amounts owed to acquired companies	—	4,815
Accrued operating expenses	8,282	6,520
Business taxes	7,063	4,760
Other	2,469	1,786

Total accrued expenses	$55,733	$56,210

Note 8.     Income Taxes

      The components of income (loss) before income taxes and the provision for income taxes consisted of the following (in thousands):

	Year Ended March 31,

	2003	2002	2001

		(As restated)	(As restated)
Income before income taxes and minority interest
Domestic	$82,642	$87,779	$71,398
Foreign	6,609	4,028	5,922

	$89,251	$91,807	$77,320

Income tax provision (benefit)
Current taxes:
Federal	$29,789	$27,018	$27,257
State	1,117	1,351	2,736
Foreign	3,831	719	45

	34,737	29,088	30,038

Deferred taxes:
Federal	(182)	1,612	(1,449)
State	132	809	849
Foreign	(534)	1,748	1,859

	(584)	4,169	1,259

Provision for income taxes	$34,153	$33,257	$31,297

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended March 31,

	2003	2002	2001

		(As restated)	(As restated)
Expected federal statutory taxes at 35%	$31,238	$32,132	$27,062
State and foreign income taxes, net of federal benefit	3,266	1,499	1,945
Non-deductible amortization of goodwill	—	—	2,376
Other	(351)	(374)	(86)

Provision for income taxes	$34,153	$33,257	$31,297

      Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

      Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and from revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

	As of March 31,

	2003	2002

		(As restated)
Deferred Tax Assets:
Payroll related	$3,116	$2,553
Deferred revenue	7,564	7,243
Provision for doubtful accounts	1,493	1,485
Accrued expenses	4,711	4,274
Net operating loss carry forwards	2,110	1,520
Investments in unconsolidated equity securities	799	815

	19,793	17,890
Valuation allowance	(3,126)	(2,437)

Net deferred tax assets	16,667	15,453
Deferred Tax Liabilities:
Depreciation and amortization	(14,230)	(12,752)
Prepaid expenses	(2,176)	(3,024)

Net deferred tax assets (liabilities)	$261	$(323)

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Net deferred tax assets (liabilities) consist of:

	As of March 31,

	2003	2002

		(As restated)
Deferred tax asset (current)	$14,967	$12,598
Long-term deferred tax asset	1,402	1,214
Deferred tax liability (current)	(672)	(755)
Long-term deferred tax liability	(15,436)	(13,380)

Net deferred tax assets (liabilities)	$261	$(323)

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. The valuation allowance increased by $0.7 million during fiscal year 2003 and $0.9 million during fiscal year 2002, as management believes it is more likely than not that deferred tax assets generated by certain foreign subsidiaries and losses of investments in unconsolidated equity securities will not be realized. The valuation allowance for fiscal year 2001 was $2.2 million and decreased by $0.7 million, primarily due to the utilization of foreign net operating loss carryforwards.

      As of March 31, 2003, the Company had cumulative U.S. federal taxable net operating loss (“NOL”) carryforwards of $1.5 million, which expire between 2011 and 2015. These NOLs were acquired through various Company acquisitions and are limited by Internal Revenue Code Section 382 to an annual deduction of $0.5 million. In addition, various foreign subsidiaries of the Company had aggregate foreign taxable NOL carryforwards of $21.2 million. Approximately $4.4 million of the foreign NOLs can be carried forward indefinitely, while the remaining $16.8 million expire between 2004 and 2007. Foreign pre-tax losses represented by NOLs of approximately $16.8 million have already been deducted in the consolidated U.S. Corporation income tax return.

      The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and; therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of March 31, 2003, the cumulative unremitted foreign earnings of the Company’s foreign subsidiaries are $5.9 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, a foreign tax credit may be available to partially reduce U.S. income taxes in the event of a distribution.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 9.     Short-Term Borrowings and Long-Term Debt

      The Company’s short-term borrowings and long-term debt consisted of the following (in thousands):

	As of March 31,

	2003	2002

Credit Agreement, variable interest rates	$12,000	$10,000
Short-term borrowings with several Japanese banks and financing agents, interest from 0.82% to 6.38% as of March 31, 2003 and from 0.84% to 5.59% as of March 31, 2002 (payable in yen)	6,297	14,845
Long-term obligation associated with variable interest entity, interest from 1.79% to 2.39% as of March 31, 2003 and from 2.36% to 5.60% as of March 31, 2002	29,566	29,566
Long-term debt with several Japanese banks, interest from 1.50% to 6.13% as of March 31, 2003 and from 2.48% to 6.38% as of March 31, 2002, maturing through August 2006 (payable in yen)	20,360	6,469

Total debt obligations	68,223	60,880
Less short-term borrowings	18,297	14,845

Total long-term debt	$49,926	$46,035

      Maturities of long-term debt are as follows as of March 31, 2003 (in thousands):

	Amount

2005	$3,560
2006	46,314	(1)
2007	52

Total long-term debt	$49,926

(1)	This amount includes term-loan borrowings outstanding under the Amended Japan Facility, which expires on March 31, 2005. Due to the consolidation of the Company’s foreign subsidiaries on a three-month lag, this amount is reflected as due and payable for the Company during the fiscal year ending March 31, 2006.

      On September 25, 2000, the Company entered into a credit agreement (the “Corporate Facility”) with a syndicate of commercial banks including Bank One, NA as the Administrative Agent (“Bank One”), and Wachovia Bank, NA as the Syndication Agent and Documentation Agent.

      The Corporate Facility provided for a revolving loan credit facility of up to $150 million. The scheduled termination date of the revolving loan credit facility was September 25, 2003. As of March 31, 2003, $12.0 million was outstanding under the Corporate Facility.

      Borrowings under the Corporate Facility accrued interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate plus an applicable margin ranging from 50 to 87.5 basis points (Eurodollar Rate), or (ii) the higher of 50 basis points over the Federal Funds Rate or Bank One’s prime rate of interest, as defined in the agreement. The interest rate on outstanding loans as of March 31, 2003 and March 31, 2002 was 1.84% and 2.42%, respectively. In addition, the Corporate Facility provided for unused facility fees to accrue at a range of 15 to 22.5 basis points per annum multiplied by the unused portion of the revolving credit facility. The Corporate Facility was guaranteed by several of the Company’s subsidiaries and contained certain financial covenants, including maintenance of an interest coverage and maximum leverage ratios, and other terms and conditions, including a subjective acceleration clause which could require

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

immediate repayment in the event of Default, as defined in the Corporate Facility. As of March 31, 2003, the Company was in compliance with all such financial covenants.

      As a result of the delay in completing audited financial statements for fiscal year 2003, the Company was unable to complete its covenant compliance certificates as required per the terms of the Corporate Facility for the periods ended March 31, 2003 and June 30, 2003. Waivers were obtained from the bank group on June 30, 2003 and September 3, 2003, respectively, to waive the Unmatured Default and the Default, as such terms are defined in the Corporate Facility, created by such non-compliance. In conjunction with the September 3, 2003 waiver, available borrowings were reduced from $150 million to $60 million. On September 25, 2003, the expiration date of the Corporate Facility, the Company entered into an agreement with its bank group to extend the Corporate Facility for 60 days through November 24, 2003.

      Significant changes to the Corporate Facility resulting from this extension included a reduction in availability from $60 million to $30 million, an increase in interest rate pricing, an increase in the unused facility fee, and restrictions on cash and investments.

      At the expiration of the extension on November 24, 2003, the Company reached an agreement with its bank group to extend the Corporate Facility through August 31, 2004. Availability under the Corporate Facility remains at $30 million. Significant changes to the terms from the previous credit extension include a restriction on the change in the allowable restatement of cash flow from operations, a covenant that does not allow the payment of cash dividends to the Company’s stockholders, increased restrictions on stock repurchase transactions and certain restrictions on the sale of assets and the divestitures of businesses. The Corporate Facility is now guaranteed by the Company and certain of its domestic subsidiaries and substantially all of the assets of the Company and certain of its domestic subsidiaries, except for the corporate headquarters building in St. Petersburg, Florida, are pledged as collateral.

      The Company incurred financing fees of approximately $1.0 million for these credit line extensions, which will be deferred and amortized over the terms of the extensions, as applicable. At November 24, 2003, the balance outstanding under the Corporate Facility was $5.0 million. This amount was repaid in full on November 25, 2003, and the balance has remained zero through the current date.

      The Company has retroactively applied the provisions of FIN 46, effective as of fiscal year 2001, and included in our Consolidated Balance Sheets the value of the building and indebtedness related to our headquarters facility, which is leased from a variable interest entity. As a result of the retroactive application, long-term debt increased by $29.6 million.

      The obligation related to the building matures in October 2005. The building is pledged as collateral on the related indebtedness and is evidenced by a mortgage payable to a bank.

      At the expiration of the Company’s initial lease term with the variable interest entity, the Company has the option of extending the lease for as many as three five-year renewal periods, or it can purchase the building for approximately $30.5 million. If the Company elects to neither extend the lease term nor purchase the building, the building will be sold, at which time the Company may negotiate a lease with the new owner. The Company has agreed to guarantee any difference between the proceeds of the sale of the building and the remaining debt obligations of the variable interest entity up to approximately $25.6 million. In addition, the lease agreement includes the same covenants and restrictions as those included in the Corporate Facility.

      On March 26, 2002, Catalina Marketing Japan, KK, a Japan corporation and majority owned subsidiary of Catalina Marketing Corporation, (the “Japan Subsidiary”) entered into a credit agreement (the “Agreement”) with Bank One, NA.

      The Agreement originally provided for a revolving credit facility of up to 500 million yen ($4.2 million based on foreign currency exchange rates at the end of fiscal year 2003) and was increased to 1.0 billion yen ($8.3 million) as of March 31, 2003. The Agreement also provided for a term credit facility of up to 2.0 billion

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

yen ($16.7 million) for long-term funding of the Japan Subsidiary. As of March 31, 2003, 320 million yen ($2.7 million) was outstanding under the Japan Subsidiary revolving credit facility. The termination date of the revolving credit facility was extended through November 24, 2003, and included an increase in the revolver of up to 1.5 billion yen. The term credit facility expires on March 31, 2005. An additional Japan credit facility provides up to 600 million yen, of which 250 million yen ($2.1 million) was outstanding at March 31, 2003 and expires in July 2004.

      Borrowings under the Agreement accrued interest at rates based upon either (i) the yen TIBOR rate plus a margin of 75 basis points per annum for the revolving credit facility or (ii) the three year JPY/JPY Interest Rate Swap market rate against LIBOR plus a margin of 125 basis points per annum for the term credit facility. In addition, the Agreement provided for unused facilities fees. The Agreement was guaranteed by the Company, and contained certain financial covenants and other terms and conditions. As of March 31, 2003, the Japan Subsidiary was in compliance with all such financial covenants.

      At the expiration of the Japan revolving credit facility extension on November 24, 2003, and in conjunction with the extension of the Corporate Facility, the Japan Subsidiary’s credit facility with Bank One, NA was renegotiated (the “Amended Japan Facility”). The Amended Japan Facility consists of a 1.5 billion yen revolving commitment extended through August 31, 2004 and a term loan commitment of 2.0 billion yen that matures March 31, 2005. The facility is guaranteed by the Company and certain of its domestic subsidiaries, and as a result of the November 24, 2003 extension, substantially all of the assets of the Company and certain of its domestic subsidiaries, except for the corporate headquarters building in St. Petersburg, Florida, are pledged as collateral.

      Borrowings under the Amended Japan Facility accrue interest at rates based upon either (i) the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus 2.0% for the term loan or (ii) the Yen TIBOR rate plus 2.0% for the revolving commitment, until such time that the Company’s audited financial statements for fiscal year 2003 are filed with the SEC. Subsequent to that date, pricing on the term loan returns to the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus 1.25% per annum. Pricing on the revolver will be determined based on a grid that ranges from TIBOR plus 1.0% to TIBOR plus 2.0% per annum, dependent upon certain of the Company’s financial covenants.

      Consolidated interest expense was $2.2 million, $3.4 million and $3.4 million in fiscal years 2003, 2002 and 2001, respectively.

Note 10.     Commitments and Contingencies

      Lease Commitments. The Company leases certain office space, equipment and billboards under non-cancellable operating leases that expire at various dates through 2010. Rental expense under operating leases was $5.1 million, $4.2 million and $4.7 million, in fiscal years 2003, 2002 and 2001, respectively. Future minimum operating lease commitments as of March 31, 2003, are as follows (in thousands):

2004	$5,441
2005	4,416
2006	3,780
2007	3,347
2008	2,959
Thereafter	3,814

Total minimum lease payments	$23,757

      As of October 21, 1999, the Company entered into a lease financing agreement with a variable interest entity for the corporate headquarters facility in St. Petersburg, Florida. The Company employs this

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

arrangement because it provides a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company has retroactively applied the provisions of FIN 46, effective as of fiscal year 2001, and, as discussed in Note 9, has this debt included in its Consolidated Balance Sheets.

      At its inception, the variable interest entity was partially funded by an equity investment equal to 3% of total capitalization from a third party financial institution. The remaining funding for the variable interest entity was provided by third party commercial banks in the form of long-term debt and is secured by the facility and partially guaranteed by the Company. The Company’s agreement with the variable interest entity provides the Company with a purchase option that approximates the original cost of the $30.5 million facility. In the event that the lease is not extended or the purchase option is not elected, the facility may be sold by the entity. The proceeds from such a sale are to be applied to the remaining debt obligations of the variable interest entity. The Company has agreed to guarantee any difference between the proceeds of the sale and the remaining debt obligations of the variable interest entity up to approximately $25.6 million.

      Rental Income Under Operating Leases. The Company leases billboards to customers in Japan under long-term leases. The lease arrangements have initial lease terms of three to six years. Minimum future rental income on noncancelable leases as of March 31, 2003, are as follows (in thousands):

2004	$4,230
2005	1,642
2006	126

$5,998

      Minority Interest Buy-out. On October 10, 1996, the Company purchased 51% of PMKK. Terms of the purchase agreement provided for a call option whereby the Company had the right beginning in May 2002 to purchase the remaining 49% of PMKK at a price calculated based upon an earnings multiple pursuant to the call formula as defined in the purchase agreement. The terms of the purchase agreement also provided for a put option whereby the minority shareholders, effective May 2003, have the right to require the Company to purchase the remaining 49% of PMKK at a price calculated based upon an earnings multiple pursuant to the put formula as defined in the purchase agreement.

      In May 2003, the Company, through one of its wholly-owned subsidiaries, exercised the call option (the “Option”) provided in the PMKK purchase agreement to acquire the remaining 49% from the minority interest shareholders for $23.2 million in cash based on foreign exchange rates at the payment date. Using the purchase method of accounting, this transaction will create additional goodwill of $22.7 million. The Company exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of a put option available to the minority shareholders. Under the guidelines of SFAS No. 142, goodwill must be tested at least annually and whenever events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Accordingly, the Company has updated its annual impairment test and expects to record an impairment charge of approximately $20.8 million during fiscal year 2004. Both the impact of the Option and the resulting impairment charge will be recorded in the Company’s consolidated financial statements as of June 30, 2003.

      Contingent Earn Out Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between the Company and the joint venture partners in the Company’s Japanese operations, the Company is obligated to pay these joint venture partners a final deferred earn out payment based on the future operating results of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn out payment based on a predetermined formula measuring earnings during four consecutive quarters within the years 2006 and 2007. The Company is not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Guarantees. The Company guarantees all outstanding balances under the various credit agreements entered into by its Japan Subsidiary (“Japan Credit Facilities”) to finance capital expenditures and fund the current operating requirements of the Japan Subsidiary. Available credit under the Japan Credit Facilities totaled 3.6 billion yen at March 31, 2003, which translates to approximately $30.5 million based on March 31, 2003 currency exchange rates. Available credit under the Japan Credit Facilities totaled 4.1 billion yen at March 31, 2004, which translates to approximately $39.3 million based on March 31, 2004 currency exchange rates. Expiration dates for the Japan Credit Facilities range from August 31, 2004 to March 31, 2005. At March 31, 2003, the balance under the Japan Credit Facilities was approximately $3.2 million of short-term debt and $18.4 million of long-term debt. The balance outstanding related to other debt obligations in Japan at March 31, 2003, was $3.1 million of short-term debt and $2.0 million of long-term debt. These amounts are included in the Consolidated Balance Sheets.

      Purchase Commitments. The Company has a purchase commitment to a vendor for the purchase of certain customized store equipment, which are used in the normal course of business, pursuant to a contract which extends through November 2007. The outstanding balance under this purchase commitment as of March 31, 2003 was $18.3 million. The Company also has a commitment to purchase the safety stock of paper supplies stored at the supplier’s warehouse on the Company’s behalf. As of March 31, 2003, there was approximately $1.3 million of paper stock for which the Company was committed to purchase in the event the supplier’s services were terminated by the Company.

      The Company’s annual obligation for purchases of the customized store equipment is as follows (dollars in thousands):

Fiscal Year

2004	$3,096
2005	4,248
2006	4,248
2007	4,248
2008	2,478

Total	$18,318

      Sales Tax Assessment. A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. The Company timely appealed this assessment to the relevant tax tribunal. The tax tribunal held that the electronic marketing delivery activities of the Company were taxable in their entirety. On March 5, 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. At the time of the decision, the Company’s management concluded that it was probable that a liability had been incurred at the date of the financial statements and that the amount of loss could be reasonably estimated. As a result, the Company accrued a contingency of $3.0 million for the estimated assessment. As of March 31, 2003, the Company increased its contingency to $3.5 million. The Company appealed the case to the state’s supreme court. On May 5, 2004, the state supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. The Company does not yet know the final outcome of the case. The estimated contingency is tied to the final court decision as well as the Company’s revenue generating activities within the state and, it is reasonably possible that the estimated loss contingency will change in the near term. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company’s financial statements. The Company believes that its tax return positions are consistent with applicable tax laws, however, these positions are subject to review and may be challenged by taxing authorities.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Income Tax Contingency. Despite the Company’s belief that its income tax return positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. The Company is party to various claims and matters of litigation and tax assessments incidental to the normal course of its business. The Company records contingencies for these potential losses once they are deemed probable and estimable. Management believes that the final resolution of these tax matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

      NYSE Listing Requirements. Ongoing review of its public filings by the SEC may require the Company to further amend or restate its periodic reports. Additionally, the Company is not currently in compliance with the listing requirements of the NYSE. As a result, the NYSE may delist the Company’s common stock or take other adverse action if the Company is unable to return to compliance with NYSE listing requirements. These requirements include the obligation to file its periodic reports on a timely basis and hold an annual meeting of stockholders during each fiscal year. The Company will not be able to hold its annual meeting of stockholders until after its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 has been filed. As of the date of the filing of this Annual Report on Form 10-K the NYSE has not taken any delisting or other action against the Company.

      Government Investigations. On March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003 to inform the Staff of certain revenue recognition timing issues that management of the Company identified at CHR. The Company believes that the SEC’s inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2001, 2002 and 2003, which fiscal years are the subject of the various adjustments and restatements described in Note 3. Since the initiation of the informal investigation and through the date of the filing of this Annual Report on Form 10-K, the Company has been cooperating with the SEC in connection with its investigation, including through in-person meetings between Company representatives and the SEC Staff, and the provision to the SEC of information and numerous documents. In addition, the Company has made available as witnesses those individuals under its control in response to the SEC’s inquiries and requests. Other than the SEC investigation, as of the date hereof, the Company is not aware of any additional inquiry or investigation having been commenced against the Company related to these matters, but it cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the investigation was to result in a regulatory proceeding or action against the Company, the Company’s business and financial condition could be harmed.

      Other Legal Matters. In addition, the Company is involved in claims and litigation arising out of the Company’s business, including claims and litigation brought against the Company, and litigation initiated by the Company to protect its intellectual property. The Company records accruals for losses arising from these claims and litigation once they are deemed probable and estimable. In May 2002 the Company was sued by Expanse Networks, Inc. (“Expanse”) for patent infringement in the United States District Court for the Eastern District of Pennsylvania. The case is currently scheduled for trial in July, 2004. Expanse alleges that the Company infringes two Expanse patents directed to certain specific computer implemented methods for mathematically processing consumer purchase history data to generate and then use a consumer profile. Expanse seeks damages and injunctive relief in the case. The Company has denied Expanse’s claims based on, among other defenses, its assertion that the Company is not infringing the Expanse patents at issue in this action. In addition, the Company believes that, in the event that the Court determines that any of the Company’s various business activities are covered by the Expanse patents, the Expanse patents are invalid for various reasons, including that they are subject to prior use and activities that render the patents invalid. Management is unable to determine what potential losses the Company may incur if this lawsuit were to have an unfavorable outcome. The Company intends to continue to vigorously defend itself in connection with this matter.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Subsequent to March 31, 2003, the Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The actions are brought on behalf of those who purchased the Company’s common stock between January 17, 2002 and August 25, 2003 inclusive. The complaints contain varying allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning the Company’s business and operations with the result of artificially inflating the Company’s share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). In January 2004, the Court ordered that Lead Plaintiffs file their Consolidated Amended Class Action Complaint thirty days after the filing of the Company’s revised financial statements. The Company intends to vigorously defend against these lawsuits. Management of the Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm the Company’s business and have a material adverse impact on the Company’s financial condition.

      Certain present and former officers and directors of the Company and CHR, and Catalina Marketing Corporation, as a nominal defendant, have been named in two shareholder derivative actions entitled The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, commenced in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 commenced in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from the Company, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. Management of the Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm the Company’s business and have a material adverse impact on the Company’s financial condition.

Note 11.     Stock-Based Compensation Plans

      The Company administers the following plans which were approved by the Company’s Board of Directors and Stockholders: The 1989 Stock Option Plan (the “1989 Plan”), which expired on April 26, 1999 and was replaced with the 1999 Stock Option Plan (the “1999 Plan”); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the “1992 Grant Plan”), which expired on October 27, 2002 and was replaced with the Catalina Marketing Corporation 2002 Director Stock Grant Plan (the “2002 Grant Plan”); and an employee stock purchase plan, the Catalina Marketing Corporation Employee Payroll Deduction Stock Purchase Plan (the “Purchase Plan”).

      1989 Stock Option Plan. Pursuant to the 1989 Plan, 17,250,000 shares of the Company’s common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Through March 31, 2003, options to purchase an aggregate of 15,005,945 shares were granted, net of cancellations, of which options to purchase 2,900,308 shares were outstanding as of March 31, 2003.

      The 1989 Plan provided for grants of Incentive Stock Options (“ISOs”) to employees (including employee directors). Options granted under the 1989 Plan generally became exercisable at a rate of 25% per

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

year (20% per year for initial grants to new employees), commencing one year after the date of grant and generally had granted options to up to ten years. Certain options under the 1989 Plan, which were granted to certain executives of the Company, vest after eight years and have an accelerated vesting schedule based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1989 Plan was required to be at least equal to the fair market value of the shares on the date of grant.

      1999 Stock Option Plan. Pursuant to the 1999 Plan, 9,900,000 shares of the Company’s common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Through March 31, 2003, options to purchase an aggregate of 5,839,808 shares have been granted, net of cancellations, under the 1999 Plan, of which options to purchase 5,583,678 shares were outstanding as of March 31, 2003.

      The 1999 Plan provides for grants of ISOs to employees (including employee directors). For non-sales employees, options granted under the 1999 Plan generally become exercisable at a rate of 25% per year (20% per year for initial grants to new employees), commencing one year after the date of grant. For sales employees, initial grants to new employees vest at 20% in years 2 and 3, and 30% in years 4 and 5. Annual grants vest at 15% in years 1 and 2, 20% in year 3 and 25% in years 4 and 5. Generally, options have terms of up to ten years. Certain options under the 1999 Plan vest after eight years and provide for accelerated vesting based upon reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the shares on the date of grant.

      Aggregate Stock Option Activity. As of March 31, 2003, options to purchase an aggregate of 12,421,767 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 8,483,986 shares were outstanding; and 4,060,192 shares remained available for future grants under the 1999 Plan. Of the options outstanding as of fiscal years 2003, 2002 and 2001, options to purchase 2,372,198, 2,057,231 and 2,492,908 shares respectively, were immediately exercisable, with weighted average exercise prices of $27.10, $23.22 and $19.01, respectively.

      Stock option activity for fiscal years 2003, 2002 and 2001 for the 1989 and 1999 Stock Option Plans is as follows:

	Number of	Weighted Average
	Shares	Exercise Prices

Options outstanding as of March 31, 2000	7,997,602	$20.26
Granted	3,065,038	33.13
Exercised	(1,377,900)	16.55
Canceled or expired	(798,799)	24.61

Options outstanding as of March 31, 2001	8,885,941	24.88

Granted	1,748,335	34.96
Exercised	(1,375,953)	15.69
Canceled or expired	(680,058)	28.66

Options outstanding as of March 31, 2002	8,578,265	28.11

Granted	1,910,872	25.43
Exercised	(451,800)	17.07
Canceled or expired	(1,553,351)	27.64

Options outstanding as of March 31, 2003	8,483,986	$28.18

Options available for future issuance as of March 31, 2003	4,060,192

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      1992 Director Stock Grant Plan. The 1992 Grant Plan provided for grants of common stock to non-employee members of the Board of Directors. A total of 300,000 shares of the Company’s common stock were authorized for issuance under the 1992 Grant Plan. As of March 31, 2003, 141,930 shares had been granted, net of cancellations. The 1992 Grant Plan expired on October 27, 2002; therefore, no shares are available for future grants under the 1992 Grant Plan. Stock granted under the 1992 Grant Plan vests ratably in annual installments over each director’s remaining term. In fiscal years 2003, 2002 and 2001, the Company granted common stock pursuant to this plan in the amounts of 16,500 shares at a weighted average grant-date fair value of $24.56 per share; 12,000 shares at a weighted average grant-date fair value of $33.46 per share and 10,834 shares at a weighted average grant-date fair value of $33.90 per share, respectively.

      2002 Director Stock Grant Plan. The 2002 Grant Plan provides for grants of common stock to non-employee members of the Board of Directors and is intended to replace the 1992 Grant Plan. A total of 250,000 shares of the Company’s common stock were authorized for issuance under the 2002 Grant Plan. As of March 31, 2003, no shares had been granted from the 2002 Grant Plan leaving 250,000 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

      Employee Stock Purchase Plan. Pursuant to the Purchase Plan, 900,000 shares of the Company’s common stock were reserved for issuance. For fiscal years 2003, 2002 and 2001, 92,679, 71,246, and 59,102 shares at a weighted average fair value of $22.55, $29.96, and $34.09 respectively, were issued to employees. Total shares available for future grant totaled 275,351 as of March 31, 2003.

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

      Information on stock options is as follows:

Options Outstanding				Options Exercisable

		Weighted Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted Average	as of	Weighted Average
Exercise Prices	March 31, 2003	(in years)	Exercise Price	March 31, 2003	Exercise Price

$8.00–$16.00	117,660	1.5	$15.29	106,260	$15.41
$16.01–$25.00	2,627,832	1.3	21.30	974,642	21.01
$25.01–$33.00	4,086,929	5.6	29.94	915,131	31.45
$33.01–$41.00	1,651,565	6.1	35.70	376,165	35.61

	8,483,986			2,372,198

Note 12.	Stockholder Protection Plan

      The Company has adopted a Stockholder Protection Plan (the “Protection Plan”). To implement this Protection Plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of the Company’s common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights will be exercisable for fractions of a share of the Company’s Series X Junior Participating Preferred Stock only if a person or group acquires 15% or more of the Company’s common stock or announces or commences a tender offer for 15% or more of the common stock, except for certain instances defined in the Protection Plan.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 13.	Employee Benefit Plans

      The Company maintains a 401(k) Savings Plan, which provides benefits for substantially all employees of the Company who meet minimum age and length-of-service requirements. Amounts charged to expense for this plan totaled $1.2 million, $1.0 million and $1.0 million in fiscal years 2003, 2002 and 2001, respectively.

      The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is designed to permit certain employees and directors of the Company to defer a portion of their compensation. The Deferred Compensation Plan allows participants to elect deferral of certain types of compensation, including directors fees, stock grants under the 1992 and 2002 Grant Plans and shares issuable upon the exercise of stock options, into stock units in the Deferred Compensation Plan, each of which represents a share of the Company’s common stock, and creates the Catalina Marketing Corporation Deferred Compensation Trust (the “Trust”). Amounts deposited in stock unit accounts are distributed in the form of shares of the Company’s common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

      The Company follows the accounting guidance in EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” As such, the accounts of the rabbi trust have been included in the Consolidated Financial Statements of the Company. The investment in assets other than stock units of the Company and the related liability in the Deferred Compensation Plan are included in Investments held in trust and Accrued expenses in the Company’s Consolidated Balance Sheets, respectively. The Company determined that all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal years 2003, 2002 and 2001 were a $1.2 million decrease to compensation expense, a $0.3 million increase to compensation expense, and a $1.3 million decrease to compensation expense, respectively. Participants’ elections to invest in Company stock units are irrevocable. These stock units are initially recorded at fair value in the Statement of Stockholders’ Equity and are not subsequently marked to market.

Note 14.	Subsidiary Stock Option Plan

      CHR administers the Health Resource Publishing Company 1995 Stock Option Plan (the “1995 Plan”), which was approved by the Board of Directors and stockholders of CHR.

      Pursuant to the 1995 Plan, 1,250,000 shares of CHR’s common stock are reserved for issuance upon the exercise of options granted under the 1995 Plan. As of March 31, 2003, options to purchase an aggregate of 1,135,375 shares have been granted, net of cancellations; options to purchase an aggregate of 956,622 shares had been exercised; options to purchase an aggregate of 178,753 shares were outstanding; and 114,625 shares remained available for future grants under the 1995 Plan. Of the options outstanding as of fiscal years 2003, 2002 and 2001, options to purchase 104,158, 143,608 and 153,028 shares, respectively, were immediately exercisable, with weighted average exercise prices of $6.41, $4.86 and $2.26, respectively.

      The 1995 Plan provides for grants of ISOs to employees (including employee directors) and non-qualified options to non-employee directors. Options granted under the 1995 Plan generally become exercisable at a rate of 25% per year or 20% per year for initial grants to new employees, commencing one year after the date of grant. Generally, options have terms of up to six years. Certain options under the 1995 Plan vest at a rate of 33% per year for the first two years and then vest 33% after six months, commencing one year after the date of grant. The exercise price of all ISOs granted under the 1995 Plan must be at least equal to the fair market value of the shares on the date of grant.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Stock option activity for fiscal years 2003, 2002 and 2001 is as follows:

	Number of	Weighted Average
	Shares	Exercise Prices

Options outstanding as of March 31, 2000	751,051	$2.66
Granted	162,543	9.12
Exercised	(245,761)	1.56
Canceled or expired	(38,241)	2.60

Options outstanding as of March 31, 2001	629,592	4.76

Granted	1,000	13.19
Exercised	(174,550)	2.35
Canceled or expired	(43,187)	5.90

Options outstanding as of March 31, 2002	412,855	5.68

Granted	—	—
Exercised	(166,863)	3.08
Canceled or expired	(67,239)	9.22

Options outstanding as of March 31, 2003	178,753	$6.79

Options available for future issuance as of March 31, 2003	114,625

      Information on stock options is as follows:

Options Outstanding				Options Exercisable

		Weighted Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted Average	as of	Weighted Average
Exercise Prices	March 31, 2003	(in years)	Exercise Price	March 31, 2003	Exercise Price

$0.00– $3.00	24,339	0.4	$1.70	24,339	$1.70
$6.01– $9.00	129,900	1.6	6.53	63,981	6.53
$12.01–$15.00	24,514	1.1	13.19	15,838	13.19

	178,753			104,158

Note 15.	Subsidiary Stock Issuances

      The Company accounts for gains and losses on the issuances of its subsidiaries’ stock as changes to paid-in capital. The Company’s subsidiary, CHR, has issued stock to employees and non-employee directors during the fiscal years ended March 31, 2003, 2002 and 2001. Information on CHR stock issuances and the resulting change in the Company’s ownership of this subsidiary is included in the following table. Discussion of the

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company’s purchase of CHR shares in fiscal year 2003 is included in Note 4. (Amounts in thousands, except per share and percentage data.)

	Year Ended March 31

	2003	2002	2001

Beginning ownership percentage	87.1%	89.8%	93.9%
Number of shares issued	167	175	246
Average price per share on new shares issued	$3.08	$2.35	$1.56
Total cash proceeds received from shares issued	$514	$410	$383
Number of subsidiary shares purchased by the Company	732	—	—
Total amount paid by the Company for the shares purchased	$24,153	$—	$—
Ending ownership percentage	96.9%	87.1%	89.8%

      The Company’s subsidiary, Supermarkets Online, Inc., (“SMO”) which is included within the Manufacturer Services segment, had issued stock to employees and non-employee directors during the fiscal years ended March 31, 2002 and 2001. Information on SMO stock issuances and the resulting change in the Company’s ownership of this subsidiary is as follows (amounts in thousands, except per share and percentage data):

	Year Ended March 31

	2003	2002	2001

Beginning ownership percentage	100%	90.6%	72.5%
Number of shares issued	—	150	120
Average price per share on new shares issued	$—	$0.61	$0.61
Total cash proceeds received from shares issued	$—	$91	$73
Number of subsidiary shares purchased by the Company	—	988	116
Total amount paid by the Company for the shares purchased	$—	$1,986	$1,000
Ending ownership percentage	100%	100%	90.6%

      In addition to the purchase of shares of SMO, in fiscal year 2001, the Company purchased the outstanding minority interest in SMO Holdings, the parent company of SMO, for $10.5 million. See additional discussion in Note 4.

Note 16.	Other Postretirement Benefits

      In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles and other limits as defined. The Company’s funding of the cost of healthcare benefits is at the discretion of management. A detail of the net periodic expense is as follows (in thousands):

	Year Ended March 31,

	2003	2002

		(As restated)
Service cost	$16	$16
Interest cost	121	121
Amortization of unrecognized prior service costs	663	663

	$800	$800

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The amortization of unrecognized prior service costs of $0.7 million recognized in 2003 and 2002 represents the effect of the plan implementation in 2002 and the related benefits attributed to the participants’ service provided in prior years, which are amortized straight-line over the average remaining years of service to full eligibility for benefits of the active plan participants, of 2.7 years.

      The following table represents the Company’s accumulated postretirement benefit obligation and funded status for the fiscal years ended March 31, 2003 and 2002 (in thousands):

	Year Ended
	March 31,

	2003	2002

Change in accumulated postretirement benefit obligation:
Beginning of year postretirement benefit obligation	$1,841	$1,767
Service cost	16	16
Interest cost	121	121
Actuarial loss	80	—
Benefits paid	(66)	(63)

	$1,992	$1,841

Change in fair value of plan assets	$—	$—
Net amount recognized
Obligation in excess of plan assets	$1,992	$1,841
Unrecognized prior service cost	(442)	(1,104)
Unrecognized actuarial net (gain) loss	(80)	—

Accrued benefit cost	$1,470	$737

      For measurement purposes, a weighted average discount rate of 6.5% and annual rate of increase in the per capita cost of healthcare benefits of 14% was assumed for the fiscal year ended March 31, 2003. The per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2011 and remain at that level thereafter. For the fiscal year ended March 31, 2002, a weighted average discount rate of 7% and an annual rate of increase in the per capita cost of healthcare benefits of 15% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2008 and remain at that level thereafter.

      Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on service and interest cost for the year ended March 31, 2003	$21	$(17)
Effect on accumulated postretirement benefit obligation at March 31, 2003	294	(240)

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 17.	Segment and Geographic Disclosures

      Description of Segments. See a description of the Company’s segments in Note 1. Summarized information related to the reportable segments for Catalina Marketing Corporation is shown below. These segments are reported in a manner consistent with the way management evaluates the businesses.

Segment	Business Activity

Manufacturer Services	Provides point-of-sale, printed incentives to consumers for clients that produce consumer packaged goods
Direct Marketing Services	Provides direct mail services to consumers’ homes for manufacturing and retail clients
Catalina Health Resource	Provides printed, point-of-sale direct-to-patient communications for pharmaceutical manufacturers and retailers
International	Provides services similar to Manufacturer and Retail Services in the United Kingdom, France, Italy and Japan
Japan Billboard	Provides billboards and outdoor media advertising in Japan
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support
Other	Includes Retail Services which supports and maintains the Catalina Marketing Network® and provides marketing services to retailers and; CMRS which provides traditional marketing research services.

      Basis for Presentation. In general, results of the operating segments are reported based on U.S. GAAP and the accounting policies are consistent with those described in Note 2. However, certain costs generated by the corporate group are allocated to the operating segments as discussed below. Furthermore, all of the significant domestic property and equipment is recorded by corporate, but the associated depreciation and amortization is allocated to the domestic operating segments.

      Allocation of Corporate Group Operating Expenses. The Company’s corporate group operating expenses include costs for procurement, retail store support, retail fees, information technology, corporate accounting, client services, analytical services, marketing, human resources, and executive management, and are included in direct operating expenses, selling, general and administrative costs and depreciation and amortization expense in the accompanying Consolidated Income Statements for the years ended March 31, 2003, 2002 and 2001. For purposes of segment reporting, these corporate costs are allocated to the Manufacturer Services, Retail Services, DMS, CHR, and CMRS business segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Of the total corporate group operating expenses, 77.6%, 75.9% and 68.7% were allocated to operating segments during the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Segment Financial Data. A disaggregation of Catalina’s consolidated data for each of the three most recent years is presented in the tables which follow. All amounts for fiscal years 2002 and 2001 are as restated (in thousands).

	Revenues from External Customers			Intersegment Revenues

Segments:	2003	2002	2001	2003	2002	2001

Manufacturer Services	$258,398	$265,747	$265,382	$53	$1,311	$350
Direct Marketing Services	48,973	22,123	18,740	1,324	12,871	12,209
Catalina Health Resource	63,016	64,793	32,708	—	—	—
International	29,991	21,575	26,628	—	—	—
Japan Billboard	21,077	23,852	29,467	—	—	—
Other	48,244	44,074	36,698	258	143	—

	469,699	442,164	409,623	1,635	14,325	12,559
Reconciliation of segments to consolidated amount:
Corporate	1,010	538	3,480	1,753	3,027	5,226
Eliminations	—	—	—	(3,388)	(17,352)	(17,785)

	$470,709	$442,702	$413,103	$—	$—	$—

      Revenues from a single customer represented approximately 10.3%, 8.7% and 7.9% of consolidated revenues of the Company for fiscal years 2003, 2002 and 2001, respectively. Revenues from this customer are included in Manufacturer Services, International and DMS.

	Interest Expense(1)

Segments:	2003	2002	2001

Manufacturer Services	$—	$—	$—
Direct Marketing Services	—	—	—
Catalina Health Resource	—	—	—
International	1,928	1,740	2,117
Japan Billboard	307	568	497
Other	—	—	—
Corporate	1,435	2,477	2,389
Eliminations	(1,514)	(1,392)	(1,642)

	$2,156	$3,393	$3,361

(1)	Interest income is not significant at any of the Company’s reportable segments.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Income Taxes Provision (Benefit)

Segments:	2003	2002	2001

Manufacturer Services	$55,535	$54,211	$57,440
Direct Marketing Services	788	852	1,298
Catalina Health Resource	(3,416)	(1,422)	(3,467)
International	202	(1,623)	(2,979)
Japan Billboard	125	898	1,127
Other	(3,183)	(1,430)	(2,668)
Corporate	(15,898)	(18,229)	(19,454)
Eliminations	—	—	—

	$34,153	$33,257	$31,297

	Net Income (Loss)

Segments:	2003	2002	2001

Manufacturer Services	$81,589	$78,012	$69,489
Direct Marketing Services	1,174	1,245	1,578
Catalina Health Resource	(5,080)	(2,103)	(4,213)
International	(3,242)	(4,838)	(3,989)
Japan Billboard	117	1,140	951
Other	(4,686)	(2,741)	(3,157)
Reconciliation of segments to consolidated amount:
Corporate	(14,774)	(12,165)	(13,499)

	$55,098	$58,550	$47,160

	Total Assets

Segments:	2003	2002	2001

Manufacturer Services	$1,006,690	$1,111,754	$645,726
Direct Marketing Services	72,327	68,709	45,397
Catalina Health Resource	67,786	52,974	50,386
International	73,643	57,559	54,646
Japan Billboard	22,268	26,779	33,794
Other	137,422	188,546	120,320
Reconciliation of segments to consolidated amount:
Eliminations	(1,618,741)	(1,973,420)	(973,964)
Corporate	661,026	883,001	420,119

	$422,421	$415,902	$396,424

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Capital Expenditures			Depreciation and Amortization

Segments:	2003	2002	2001	2003	2002	2001

Manufacturer Services	$757	$743	$1,940	$22,609	$21,291	$20,701
Direct Marketing Services	360	176	219	386	270	1,164
Catalina Health Resource	1,666	1,476	3,504	5,502	5,502	5,981
International	9,256	3,782	4,037	3,854	3,101	6,071
Japan Billboard	449	291	3,180	1,873	2,060	2,978
Other	600	248	13,840	3,643	3,787	3,875
Corporate	29,467	24,097	27,820	5,401	4,879	2,870

	$42,555	$30,813	$54,540	$43,268	$40,890	$43,640

Information about Geographic Areas

      No single country outside of the United States comprised 10% or more of the Company’s revenues from external customers.

	Year Ended March 31,

	2003	2002	2001

Revenues
United States	$419,641	$397,275	$357,008
International	51,068	45,427	56,095

Total	$470,709	$442,702	$413,013

Long-Lived Assets
United States	$123,408	$126,643	$134,171
International	25,335	19,501	22,597

Total	$148,743	$146,144	$156,768

Note 18.	Unaudited Quarterly Results

      The following table presents certain unaudited quarterly results for the last eight quarters. As discussed in Note 3, the unaudited quarterly information for each of the four quarters of the fiscal years ended March 31,

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

2003 and 2002 has been restated. A comparison of previously reported and restated unaudited quarterly financial information is presented within the tables below:

	Three Months Ended

	Fiscal 2003

	Mar 31, 2003		Dec 31, 2002		Sep 30, 2002		Jun 30, 2002

	(As		(As		(As		(As
	Originally	(As	Originally	(As	Originally	(As	Originally	(As
	Reported)(1)	Restated)	Reported)	Restated)	Reported)	Restated)	Reported)	Restated)

	(Dollars in thousands, except per share amounts)
Revenues	$133,008	$135,541	$119,110	$119,325	$113,163	$113,510	$109,071	$102,333
Direct operating expenses	59,468	56,680	50,376	50,160	51,404	50,278	51,980	51,263
Selling, general and administrative	34,606	35,382	30,088	31,053	30,944	30,827	28,528	28,187
Impairment charges	—	1,225	—	—	—	—	—	—
Depreciation and amortization	23,528	11,586	11,155	10,934	10,188	9,920	10,991	10,828
Income from operations	15,406	30,668	27,491	27,178	20,627	22,485	17,572	12,055
Net income	$5,382	$18,927	$16,876	$16,573	$10,459	$12,769	$10,659	$6,829
Diluted net income per common share	$.10	$.35	$.31	$.31	$.19	$.23	$.19	$.12
Diluted weighted average common shares outstanding	53,434	53,434	54,285	54,285	55,543	55,543	56,359	56,359

(1)	Unaudited results for the three months ended March 31, 2003 were previously reported on Current Report on Form 8-K on May 8, 2003.

      During the fourth quarter of fiscal year 2003, the Company conducted an impairment assessment under SFAS No. 144 of certain intangible assets and property and equipment related to our operations in the UK, and recorded an impairment charge of $11.1 million during that period. Subsequent to the fourth quarter of fiscal year 2003, as part of its investigation (as described in Note 3), the Company determined that the impairment for these assets should have been recorded in fiscal years 2001 and 2000. Accordingly, the impairment for these assets was recorded as a restatement for those earlier years, and a corresponding adjustment was made to correct the fourth quarter of fiscal year 2003. See also Note 6.

	Three Months Ended

	Fiscal 2002

	Mar 31, 2002		Dec 31, 2001		Sep 30, 2001		Jun 30, 2001

	(As		(As		(As		(As
	Originally	(As	Originally	(As	Originally	(As	Originally	(As
	Reported)	Restated)	Reported)	Restated)	Reported)	Restated)	Reported)	Restated)

	(Dollars in thousands, except per share amounts)
Revenues	$133,536	$130,204	$114,730	$114,659	$103,978	$102,628	$94,424	$95,211
Direct operating expenses	55,668	59,541	49,334	50,033	46,929	47,073	41,190	41,745
Selling, general and administrative	30,929	28,738	27,384	27,138	26,477	25,316	26,702	26,661
Depreciation and amortization	10,536	10,202	10,601	10,294	10,189	9,839	10,706	10,555
Income from operations	36,403	31,723	27,411	27,194	20,383	20,400	15,826	16,250
Net income	$22,682	$19,737	$17,379	$17,279	$12,449	$11,759	$9,370	$9,775
Diluted net income per common share	$.40	$.35	$.31	$.31	$.22	$.21	$.16	$.17
Diluted weighted average common shares outstanding	56,984	56,984	56,370	56,370	57,369	57,369	57,868	57,868

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 19.	Related Party Transactions

      In fiscal year 2003, the Company made donations totaling $0.4 million to the Catalina Marketing Charitable Foundation (“the Foundation”), a not-for-profit charitable organization. The board of directors of the Foundation is comprised of certain executives of the Company, including the chief financial officer and a group president. No amounts were paid to the Foundation during fiscal years 2002 and 2001.

      During each of the years ended March 31, 2003, 2002 and 2001, the Company made lease payments of $0.4 million to a lessor for the use of an office building. The lessor is an affiliate of the president of CMRS, who resigned from the Company during 2003.

      In fiscal year 2001, the Company loaned $0.1 million to an executive officer of the company to provide certain benefits. The loan was repaid in full in fiscal year 2003.

      In fiscal year 2000, the Company loaned an executive officer $0.1 million to provide certain benefits. This loan was paid in full in fiscal year 2003.

      In June 2002, the Company made a tender offer for all of the eligible outstanding stock of its subsidiary CHR that was not owned by the Company. Pursuant to the tender offer, a Director sold 20,625 shares of CHR to the Company at a price equal to $33.00 per share.

      In February 2003, the Company paid an executive officer $0.1 million in exchange for the cancellation of options to purchase 104,603 shares of common stock held by an executive officer.

      In addition, from time to time, from April 2001 through March 2002, the Company loaned an executive officer an aggregate amount of approximately $0.1 million. The Company made advances under these loans to this executive on a bi-weekly basis. The aggregate amount was repaid in fiscal year 2003.

Note 20.	Newly Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires recognition and measurement of a legal obligation associated with the retirement of long-lived assets. These legal obligations are to be recognized at their fair value at the time they are incurred. The cost of the obligation is required to be amortized over the life of the related equipment or fixture, and the liability is required to be accreted each year. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. The Company adopted the new rules on asset retirement obligations on April 1, 2003. Application of the new rules is expected to result in an increase in net billboard assets of approximately $0.7 million, recognition of an asset retirement obligation liability of $2.0 million, and a one-time charge to net income for the cumulative effect of a change in accounting principle of $0.8 million, net of income taxes.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 generally requires that costs associated with an exit or disposal activity be recognized as liabilities when incurred, rather than the date of commitment to an exit plan, and it establishes that fair value is the standard for initial measurement of such liabilities. SFAS No. 146 applies to exit or disposal activities that are initiated after December 31, 2002. The Company had no exit or disposal activity for the year ended December 31, 2003, but will apply the provisions of this Statement to the divestiture of Japan Billboard, DMS and CMRS.

      In November 2002, the FASB issued SFAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the accounting and disclosures to be made by a guarantor about obligations under certain guarantees that it has issued. It clarifies that a guarantor is required to recognize, at the

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 requires disclosure in all financial statement presentations issued after December 15, 2002. The Company has adopted FIN 45 and accordingly, has included its existing guarantees in Note 10.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” SFAS No. 148 is effective for fiscal years ended after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Accordingly, the Company has disclosed the required provisions in its Notes to the Consolidated Financial Statements for the year ended March 31, 2003. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options through March 31, 2003. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement in Note 2.

      In January 2003, the FASB issued FIN 46 which requires the consolidation of certain variable interest entities in which the investing enterprise does not have the characteristics of a controlling financial interest or does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created before February 1, 2003, FIN 46 requires measurement of the assets and liabilities of the variable interest entity at their carrying amounts. The provisions of FIN 46 regarding implementation date were revised by FIN 46 (revised) (“FIN 46R”). The provisions of FIN 46R should not have a material impact on the Company’s financial position or results of operations.

      The Company has restated its Consolidated Financial Statements to reflect early adoption of FIN 46 effective as of fiscal year 2001 and has included the value of the building and related indebtedness in our Consolidated Financial Statements. Property and equipment and long-term debt increased by $30.5 million and $29.6 million, respectively. Minority interest has been increased by $0.9 million to reflect the 100% ownership interest held by the equity holders of the variable interest entity.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instrumental with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. It requires that companies classify a financial instrument that meets the criteria as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for existing financial instruments it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this Statement to have a material effect on its operating results, financial position or cash flows.

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision to SFAS No. 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financials statements about the needs for greater transparency of pension information. In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ended after December 15, 2003. See Note 16 to the Consolidated Financial Statements for information regarding the Company’s postretirement benefits obligations.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-1”) in response to a new law regarding prescription drug benefits under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effect on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106, and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on its financial position, results of operations and financial statement disclosures. Therefore, any measure of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost does not reflect the effects of the new law. Pending authoritative guidance could require that the Company change previously reported information.

      The FASB has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. The proposed rules could be implemented as early as the end of the 2004 calendar year. Under the proposed rules, the Company would be required to recognize compensation expense related to stock options granted to employees and board members after December 15, 2004. The compensation expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, the Company would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Audit Committee of the Company’s Board of Directors annually considers and recommends to the Board of Directors the selection of the Company’s independent auditor. As recommended by the Company’s Audit Committee, the Company’s Board of Directors determined that it would no longer engage Arthur Andersen LLP (“Andersen”), effective May 23, 2002, as its independent auditor. At that time, our Board of Directors also agreed with the Audit Committee’s recommendation to engage Ernst & Young LLP (“E&Y”) to serve as the Company’s independent certified public accountants for the fiscal year ended March 31, 2003. The appointment of E&Y was ratified by the Company’s stockholders at the 2002 annual meeting held on July 25, 2002. E&Y resigned as the Company’s independent certified public accountants on August 20, 2003. Based on the recommendation of the Audit Committee of our Board of Directors, on October 2, 2003, our Board of Directors engaged PricewaterhouseCoopers, LLP (“PwC”) to serve as the Company’s independent certified public accountants.

      The report of Andersen on the Company’s Consolidated Financial Statements for the fiscal year ended March 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, and there was no disagreement with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Andersen’s satisfaction, would have caused them to make reference thereto in their report on the financial statements, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      On August 26, 2003, the Company filed a report on Form 8-K disclosing, among other things, (i) that E&Y had resigned as the Company’s independent certified public accountants (ii) five matters with respect to which E&Y had questioned the Company’s accounting treatment, (iii) that E&Y had informed the Company that, as a result of these matters, E&Y was unwilling to be associated with any of the Company’s financial statements until these matters were resolved to their satisfaction and would need to expand significantly the scope of its audit, and (iv) that E&Y had informed the Company’s management, its Audit Committee and its Board of Directors that certain matters had come to E&Y’s attention that, if investigated further, may materially impact the fairness and reliability of previously issued financial statements and the report thereon of the Company’s predecessor independent certified public accountants, the previously filed unaudited interim financial statements and the reports thereon, and financial statements to be issued covering subsequent periods.

      For a discussion of the five matters identified by E&Y, see Item 1 — “Recent Developments — Restatement of Financial Information for Fiscal Years 2002, 2001, 2000 and 1999” in Item 1 — “Business” and “Delay in Filing Our Financial Statements for the Fiscal Year Ended March 31, 2003, and Restatements of Our Financial Statements for the Fiscal Years Ended March 31, 2002 and March 31, 2003” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Specifically, in connection with its audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2003, which E&Y commenced but did not complete prior to its resignation and prior to the satisfactory resolution of these matters, E&Y questioned whether the Company’s accounting treatment of its customer arrangements in Manufacturer Services and CHR with respect to certain exclusivity rights granted to customers for the contractual periods of such arrangements was in accordance with U.S. GAAP.

      In addition, the Company indicated in its report on Form 8-K filed on August 26, 2003, that the Company interpreted the five exceptions contained in that report on Form 8-K to mean that E&Y had identified five “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) and that no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) existed between the Company and E&Y. On or about September 2, 2003, the Company received a letter from E&Y stating, among other things, that E&Y believed that there existed a disagreement between the Company and E&Y over the Company’s accounting treatment of customer contracts containing exclusivity provisions and requesting clarification of the Company’s intent related to this matter. On September 16, 2003, the Company amended its report on Form 8-K filed on August 26, 2003 to state that the Company believed that no such disagreement existed between E&Y and the Company. The Company’s belief was based, in part, on the timing of E&Y’s resignation. Company was still in the process of evaluating this issue and had not formed an opinion which could be the basis of a disagreement with E&Y under Item 304(a)(1)(iv) of Regulation S-K. In addition, in July 2003, as part of the Company’s continuing discussions with the Staff of the SEC, the Company advised the SEC of this and other related matters. In February 2004, the Company received a response from the Staff of the Office of the Chief Accountant of the SEC stating that it does not object to the Company’s revenue recognition methodology for certain Manufacturer Services customer contracts containing exclusivity provisions. Based, in part, on these discussions and the response received from the SEC Staff, the Company has determined, with the agreement of its current independent certified public accountants, PwC, not to change its accounting treatment of customer contracts containing exclusivity provisions. E&Y resigned prior to stating its recommendation as to the method that the Company should follow to account for these customer arrangements.

      The Company authorized E&Y to respond fully to any inquiries of the successor accountants concerning these matters. During the Company’s two most recent fiscal years through May 23, 2002, the Company did not consult with E&Y with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

      During the Company’s two most recent fiscal years and prior to October 2, 2003, the Company did not consult with PwC with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

      An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Exchange Act), as of March 31, 2003, was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2003 were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These conclusions are as of March 31, 2003 and are subject to our subsequent evaluation, actions and conclusions discussed below. In addition, we note that there were no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

      Since March 31, 2003, we have continued to evaluate the effectiveness and design of our disclosure controls and procedures in light of subsequent developments with respect to our financial reporting as further discussed below and the matters described in Item 9 — “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”. As part of our ongoing evaluation, in June 2003, our accounting and finance personnel began an extensive effort to analyze our financial information and related accounting records for the fiscal years ended March 31, 2003, 2002 and 2001. These continuing efforts, along with efforts undertaken to position our Chief Executive Officer and our Chief Financial Officer to satisfy their certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review, as described below. In addition, PwC, in connection with its audit and review of the Company’s internal controls, has communicated to our Audit Committee and senior management its findings with respect to internal control over financial reporting issues, including certain “material weaknesses” and “significant deficiencies,” as defined under standards established by the American Institute of Certified Public Account-

ants. Management, in performing its evaluation, also considered PwC’s findings. This evaluation allowed us and our Chief Executive Officer and our Chief Financial Officer to make conclusions, as of May 2004, regarding the state of our disclosure controls and procedures. The evaluation is ongoing and, accordingly, the Company and our certifying officers may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

      As a result of the recent audit procedures and our continuing efforts to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting, PwC has advised us, and we have concluded, that the following internal control deficiencies constituted material weaknesses or significant deficiencies, during the fiscal years ended and as of March 31, 2003, 2002 and 2001. In addition, we have identified opportunities to correct these weaknesses and deficiencies. While a number of these weaknesses and deficiencies were found to exist in CHR, however, certain of the accounting principles addressed in our recent audit activities and other efforts apply to other segments of the Company’s business. We outline these below.

•	Deficiencies related to the structure and design of certain financial information reporting processes. We identified deficiencies in our accounting processes for the timing of recognition of revenue in CHR. Specifically, we discovered that in certain instances (i) we recognized revenue for services in periods prior to the periods in which such services were performed and (ii) we did not account for certain oral and written modifications to written agreements in determining the proper recognition of revenues under such agreements, which resulted in revenues being recognized during incorrect periods.

•	Deficiencies related to inadequate or ineffective policies for documenting transactions. We identified deficiencies in documenting and accounting for transactions and in connection with our related policies and practices. Specifically, we identified various transactions in which we applied policies or procedures in a manner that resulted in us prematurely recognizing revenue. We discovered instances where some of our employees failed to follow policies, processes and procedures that were in place for transactions involving the execution of written agreements. In addition, we discovered practices of our employees with respect to which we had not adopted adequate procedures.

•	Deficiencies related to design of policies and execution of processes related to accounting for transactions. We identified deficiencies in accounting for certain aspects of our operations. We discovered deficiencies in our policies and processes for supporting our accounting practices relating to transfer pricing and fair value calculations, verifying account balances and foreign currency translation adjustments; accounting for property and equipment, goodwill, patents, capitalization of software development costs, accruals and minority interests; and determining and disclosing the fair value of stock-based compensation.

•	Deficiencies related to the internal control environment. As a result of the deficiencies described above, we concluded that there were deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the fiscal years ended March 31, 2003, 2002 and 2001 which constituted, at times, a material weakness and, at other times, a significant deficiency. Under the supervision of the Audit Committee, we have taken steps to address these material weaknesses and significant deficiencies as described below. We continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and being vigilant to identify areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist.

      Since May 2003, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting including the following:

•	In May 2003, we assigned one of our senior executives to assume principal oversight responsibility for CHR and its operations, specifically in connection with developing and implementing appropriate disclosure controls and procedures and internal controls over financial reporting.

•	In September 2003, we appointed a new corporate controller of CHR.

•	In November 2003, we adopted the Catalina Health Resource Selling Policies and Procedures. These policies and procedures, as well as other policies adopted by the Company, provide the following:

•	Require all participants in CHR programs to execute written contracts, including amendments to existing contracts, in each case, in form and substance approved by the Company’s Executive Counsel for Legal Affairs or authorized CHR officers.

•	Restrict CHR employees from commencing or changing a program prior to the Company receiving a signed contract or amendment to an existing contract.

•	Limit the duration of programs and printing amounts to limits set forth in signed contracts or amendments to existing contracts.

•	Limit deviations from CHR standard contract clauses without prior approval by CHR authorized officers.

•	In November 2003, we established compliance training programs for the Company’s employees related to the policies described above and contained in the Catalina Health Resource Selling Policies and Procedures.

•	In February 2004, we appointed a new president of CHR.

•	In March 2004, we completed the relocation of our CHR operations related to finance, database operations, contract administration, procurement and human resources from our offices located in St. Louis, Missouri, to our headquarters in St. Petersburg, Florida, in order to monitor these operations more closely.

•	We have engaged outside resources to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

•	We are re-evaluating prior policies and procedures and have established new policies and procedures for transactions, account reconciliation procedures and contract management procedures.

      We believe that the steps taken to date have addressed the material weaknesses and significant deficiencies that affected our disclosure controls and procedures in fiscal years 2003, 2002 and 2001. We will continue with our ongoing evaluation and will improve our disclosure controls and procedures as necessary to assure their effectiveness.

      The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or ensure that all material information will be made known to appropriate management in a timely fashion. In addition, our ability to report our financial condition could be adversely affected if we are unsuccessful in our efforts to permanently and effectively remedy weaknesses or deficiencies in our internal control over financial reporting.

      The statements contained in paragraph 4(a) of Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A of this Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors, Executive Officers and Other Significant Employees

      The following tables set forth the names, ages, positions and offices held by the directors of the Company and executive officers and other significant employees of the Company as of March 31, 2004 and as of March 31, 2003, respectively.

CURRENT DIRECTORS AND OFFICERS

(As of March 31, 2004)

			Has Been a
Name	Age	Positions and Offices Currently Held	Director Since

Frederick Beinecke	60	Chairman of the Board	January 1993*
L. Dick Buell	53	Chief Executive Officer, Director	March 2004
Frank H. Barker	73	Director	January 1996
Evelyn V. Follit	57	Director	February 2000
Anne MacDonald	48	Director	February 2001
Peter T. Tattle	62	Director	January 2003
Michael B. Wilson	67	Director	January 1993
Susan M. Klug	44	Group President	N/A
Michael R. O’Brien	60	Interim Chief Executive Officer**	N/A
Christopher W. Wolf	42	Executive Vice President, Chief Financial Officer	N/A

*	Mr. Beinecke also served on our Board of Directors from 1985 through 1990.

**	Mr. O’Brien was succeeded by Mr. Buell in March 2004.

FORMER DIRECTORS AND OFFICERS

(All information is reported as of March 31, 2003)

			Had Been a
Name	Age	Positions and Offices Held	Director Since

Patrick W. Collins(1)	74	Director	July 1994
Daniel D. Granger(2)	54	Chairman of the Board, Chief Executive Officer, Director	April 1998
Michael G. Bechtol(3)	46	President, Chief Operating Officer	N/A
David M. Diamond(4)	44	President of Emerging Business and Chief Vision Officer	N/A
Patricia A. Melanson(5)	47	Group President	N/A

(1)	Resignation effective as of April 22, 2003.

(2)	Resignation effective as of November 3, 2003.

(3)	Resignation effective as of September 11, 2003.

(4)	Resignation effective as of April 11, 2003.

(5)	Resignation effective as of November 30, 2003.

      The Board of Directors is divided into three classes, with each class holding office for staggered three-year terms. The terms of Class I Directors Frank H. Barker and Peter T. Tattle expire in 2004 and the terms of Class II Directors Frederick W. Beinecke, L. Dick Buell and Evelyn V. Follit expire in 2005. The stated terms of Class III Directors Anne MacDonald and Michael B. Wilson expired in 2003. These Class III Directors will continue to serve as directors until such time as such director resigns or such director’s successor is elected. All executive officers of the Company are chosen by the Board of Directors and serve at the Board of Director’s discretion. No family relationships exist between any of the officers or directors of the Company.

      Below you can find biographical information about the current members of our Board of Directors and our current executive officers.

      Frederick W. Beinecke was elected as a director of the Company in January 1993, and as Chairman of the Board of Directors in November 2003, and also served as a director of the Company from 1985 until January 1990. He has been the President of Antaeus Enterprises, Inc., a venture capital and marketable securities investment company since 1982. Mr. Beinecke is also a director of several private companies.

      L. Dick Buell has served as Chief Executive Officer and director of the Company since March 2004. Prior to joining the Company, Mr. Buell served as Chairman of the Board and Chief Executive Officer of WS Brands, a holding company within Willis Stein & Partners, a private equity investment partnership, with authority over the acquisition of businesses within the consumer packaged goods industry from January 2002 to January 2004. From February 2000 to December 2001, Mr. Buell was the President and Chief Operating Officer of Foodbrands America, Inc., a unit of Tyson Foods. Mr. Buell was employed by Griffith Laboratories, Inc., from June 1989 to December 1999, and served as Chief Executive Officer from 1992 to 1999. From 1983 to 1989, Mr. Buell served as Vice President — Marketing, Grocery Products, for Kraft Foods, Inc. From 1978 to 1983, Mr. Buell was employed by McKinsey & Company. Mr. Buell is a Director and Chairman of the Audit Committee for Roundy’s, Inc.

      Frank H. Barker, who was elected as a director of the Company in January 1996, served as President and Chief Executive Officer of U.S. Dermatologics, Inc., a topical therapeutic skin care company, from October 1997 until February 1999. He is currently the Chairman of U.S. Dermatologics, Inc. Until his retirement in January 1996, Mr. Barker served as Corporate Vice President responsible for public relations and government affairs and Company Group Chairman responsible for the ophthalmic business and the health promotion/disease prevention business of Johnson & Johnson. Mr. Barker had been employed by Johnson & Johnson for more than thirty years. Mr. Barker is also a director of Aradigm Corporation, a corporation engaged in the development of pulmonary drug delivery systems, and the Jenex Corporation, a Canadian OTC medical device company.

      Evelyn V. Follit was elected as a director of the Company in February 2000. From October 1997 to present, Ms. Follit has been employed by the RadioShack Corporation as the Senior Vice President and Chief Information Officer and has served as Chief Organizational Enabling Services Officer since March 2003. From October 1996 to March 1997, Ms. Follit was the Vice President of Operations/ Engineering for ACNielsen, and from October 1984 to September 1996, she held various positions at Dun and Bradstreet.

      Anne MacDonald was elected as a director of the Company in February 2001. Since October 1997, Ms. McDonald has been employed by Citibank, a division of Citigroup Inc., as the Managing Director of Global Marketing. From 1993 to 1997, Ms. MacDonald was the Vice President, Brand Marketing for the Pizza Hut division of PepsiCo. From 1983 to 1993, she was employed in various senior management capacities by NW Ayer, a privately held advertising agency.

      Peter T. Tattle was elected as a director of the Company in January 2003. Mr. Tattle was employed by Johnson & Johnson for 36 years, from 1965 to 2001. Mr. Tattle served as a Group Company Chairman of Johnson & Johnson from October 1991 until his retirement in 2001, responsible for the pharmaceutical businesses in the Americas, Canada, Mexico, and Latin America for much of that time. Mr. Tattle also served as a member of Johnson & Johnson’s Pharmaceuticals Group Operating Committee. Mr. Tattle joined Johnson & Johnson in 1965 as a sales representative for the company’s affiliate, Ortho Pharmaceuticals Canada and held various senior positions in sales, marketing and product management throughout his career. Mr. Tattle is on the board of Xanthus Life Sciences, Incorporated, a privately held biotech firm, and serves as a non-voting member of the Advisory Board of DFB Pharmaceuticals. Mr. Tattle is also a director of Genta, Inc., a biopharmaceutical company. Mr. Tattle also has served on the Board for the Cancer Institute of New Jersey.

      Michael B. Wilson was elected as a director of the Company in January 1993, and has performed consulting work for the Company since 1998. He was Vice President, Sales and Marketing, Consumer and Commercial Paper Products, for Georgia-Pacific Corporation until his retirement in September 1992.

      Michael R. O’Brien served as Interim Chief Executive Officer of the Company from November 2003 to March 2004. Mr. O’Brien was one of the founders of the Company and previously served as Chairman and Chief Executive Officer of the Company until 1993.

      Susan M. Klug has served as Group President since April 2003. Ms. Klug has also served as President, Catalina Marketing Services — Retailer and Direct Mail, an operating unit of the company, from January 2002 to April 2003. Prior to her appointment as President, Catalina Marketing Services — Retailer and Direct Mail, she served as Chief Marketing Officer and President, Catalina Marketing Solutions from April 2000 until January 2002. Prior to joining the Company, Ms. Klug served as Senior Vice President, Sales and Marketing for Albertsons/ Lucky Stores from February 1998 to February 2000, and as Senior Vice President, Sales and Marketing for The Vons Company from October 1994 to October 1997. Ms. Klug worked for the Company in various roles in sales and marketing from May 1989 to October 1994.

      Christopher W. Wolf has served as Chief Financial Officer since June 2002 and as Executive Vice President since April 2003. He also served as Senior Vice President from June 2002 until April 2003. Prior to that, he served as Vice President of Finance from April 2000 to June 2002 and as Treasurer from July 1998 to June 2002. Mr. Wolf joined the Company in 1996 and has served in a variety of management positions for the Company. Prior to joining the Company, Mr. Wolf was employed by Arthur Andersen LLP for ten years.

Audit Committee

      The Audit Committee of our Board of Directors presently consists of the following members of the Company’s Board of Directors: Evelyn V. Follit, as co-chairperson, Frank H. Barker, as co-chairperson, and Anne MacDonald. Each of the members of the Audit Committee is “independent” as defined under the listing standards of the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC and the NYSE in respect of their holdings of common stock of the Company. Executive officers, directors and 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file in respect of their holdings of common stock of the Company. The Company’s information regarding compliance with Section 16(a) of the Exchange Act is based solely on a review of the copies of such reports furnished to the Company by the Company’s executive officers, directors and 10% stockholders. The Company is not aware of any noncompliance with the requirements of Section 16(a) of the Exchange Act to file reports during the Company’s fiscal years ended March 31, 2003 or March 31, 2004.

Code of Ethics

      The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors of the Company. The Company will provide to any person without charge, upon request, a copy of the Company’s Code of Business Conduct and Ethics. Requests should be made in writing and sent to Catalina Marketing Corporation, 200 Carillon Parkway, St. Petersburg, Florida 33716.

Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND NON-EMPLOYEE DIRECTORS

      The following table sets forth the compensation earned during the fiscal years indicated for services in all capacities by the individuals named therein, each of whom was an executive officer of the Company as of March 31, 2003.

Summary Compensation Table

				Shares of
				Common
				Stock
				Underlying
	Fiscal			Options	All Other
Name and Principal Position	Year	Salary(a)	Bonus	Granted(b)	Compensation(c)

Daniel D. Granger	2003	$565,167	$0	0	$113,548 (d)
Chairman of the Board of Directors	2002	545,506	0	0	14,748
(July 2000 to November 3, 2003)	2001	496,970	179,572	0	22,385
Chief Executive Officer (July 1998 to
November 3, 2003)
Michael G. Bechtol(e)	2003	289,077	54,668	0	36,794
President and Chief Operating Officer	2002	302,217	0	0	216,270
(April 2003 to September 11, 2003)	2001	294,243	390,515	90,000	45,881
President, Catalina Marketing International (July 2002 to April 2003)
David M. Diamond(f)	2003	285,616	199,992	0	11,400
President, Catalina Marketing Emerging	2002	273,850	0	0	7,736
Business (February 2000 to April 11,	2001	263,285	284,742	0	6,582
2003) and Chief Vision Officer (October 1998 to April 11, 2003)
Patricia A. Melanson(g)	2003	275,865	0	0	6,890
Group President (April 2003 to	2002	236,116	225,000	0	5,461
November 30, 2003)	2001	218,865	80,000	0	5,465
President, Catalina Marketing Corporation Operations (January 2002 to April 2003)
Susan M. Klug	2003	285,616	0	0	7,140
Group President (April 2003 to present)	2002	272,116	0	0	9,274
President, Catalina Marketing Services	2001	230,760	300,000	480,000	288,380
— Retailer and Direct Mail (January 2002 to April 2003)
Christopher W. Wolf	2003	215,005	0	100,000	4,999
Executive Vice President (April 2003	2002	150,140	0	10,140	3,139
to present) and Chief Financial	2001	143,638	51,439	48,300	4,578
Officer (June 2002 to present)

(a)	Salary includes all before-tax contributions by the employee to the Company’s Deferred Compensation Plan.
(b)	The numbers of shares of common stock reflect a three-for-one stock split effected as a stock dividend, paid on August 17, 2000 to stockholders of record as of July 26, 2000.
(c)	Other compensation includes Company matching contributions and all earnings (vested and non-vested) under the Company’s Deferred Compensation Plan and 401(k) Plan, reimbursement for moving expenses, severance payments and consulting payments.
(d)	Other compensation for Mr. Granger for fiscal year ended March 31, 2003 includes a payment of $99,457 made by the Company to Mr. Granger in exchange for the cancellation of options to purchase 104,603 shares of common stock held by Mr. Granger. The payment represented the difference between the closing price of the common stock on the day the options were cancelled and the exercise price of Mr. Granger’s options.
(e)	Mr. Bechtol participated in specific performance based incentive plans in addition to the annual management incentive plan. The bonus paid with respect to fiscal year ended March 31, 2003 was based on achievement of goals as president of Catalina Marketing International. Mr. Bechtol is no longer employed by the Company but performs consulting services for the Company. In fiscal year 2004, we paid Mr. Bechtol $117,000 in connection with these services.
(f)	Mr. Diamond participated in specific performance based incentive plans in addition to the annual management incentive plan. Mr. Diamond is no longer employed by the Company but performs consulting services for the Company. In fiscal year 2004, we paid Mr. Diamond $161,000 in connection with these services.
(g)	The $225,000 in bonuses paid to Ms. Melanson in respect of fiscal year ended March 31, 2002 represents commissions earned in fiscal year 2002.

Information on Options

OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2003

					Potential Realizable
					Value at Assumed Annual
		% of Total			Rates of Stock Price
	Number of	Options			Appreciation for
	Securities	Granted			Option Term
	Underlying Options	to	Exercise	Expiration
	Granted	Employees	Price($)	Date	5%	10%

Daniel D. Granger	0	0	N/A	N/A	N/A	N/A
Michael G. Bechtol	0	0	N/A	N/A	N/A	N/A
David M. Diamond	0	0	N/A	N/A	N/A	N/A
Patricia A. Melanson	0	0	N/A	N/A	N/A	N/A
Susan M. Klug	0	0	N/A	N/A	N/A	N/A
Christopher W. Wolf	100,000	5.78	26.31	7/25/12	1,654,622	4,193,136

OPTION EXERCISES AND YEAR END VALUE TABLE

			At Fiscal Year Ended March 31, 2003

	During Fiscal Year Ended
	March 31, 2003				Value of Unexercised in the Money
					Options(a)
			Number of Securities Underlying
	Shares	Value	Unexercised Options
	Acquired on	Realized			Exercisable	Unexercisable
	Exercise(b)	($)	Exercisable	Unexercisable	($)	($)

Daniel D. Granger(c)	3,857	97,050	330,000	495,000	0	0
Michael G. Bechtol(c)	72,000	554,450	0	378,000	0	0
David M. Diamond(c)	125,072	146,635	201,750	288,000	17,070	0
Patricia A. Melanson(c)	0	0	200,400	243,000	67,231	0
Susan M. Klug	0	0	0	480,000	0	0
Christopher W. Wolf	0	0	29,303	132,719	1,208	0

(a)	The closing price of the Company’s common stock was $19.23 per share on March 31, 2003, the last business day of the fiscal year ended March 31, 2003.

(b)	The number of shares acquired is net of shares which were withheld to pay taxes and/or to pay the exercise price of options. Messrs. Granger and Diamond exercised options to purchase 105,397 and 126,911 shares, respectively.

(c)	The exercisable options of Messrs. Granger, Bechtol, and Diamond and Ms. Melanson expired 90 days following their last date of employment with the Company. Unexercisable options were cancelled on their last date of employment.

Compensation Committee Interlocks and Insider Participation

      As of March 31, 2003, the Compensation Committee of our Board of Directors consisted of Frederick W. Beinecke as chairman, Patrick Collins, Michael B. Wilson and Anne MacDonald. Currently, the Compensation Committee consists of Frederick W. Beinecke as chairman, Peter T. Tattle, Michael B. Wilson and Anne MacDonald. No member of the Compensation Committee of our Board of Directors has been an officer or employee of the Company or any of its subsidiaries at any time. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee of our Board of Directors.

Common Stock Price Performance Graph

      The following graph compares the Company’s cumulative total return to stockholders from March 31, 1998 through March 31, 2003 with that of the New York Stock Exchange Index and a peer group consisting of: Acxiom Corporation, Advo, Inc., Alliance Data Systems Corporation, Harte Hanks, Inc., Information Resources, Inc., Interpublic Group of Companies, Inc., Quick Response Services, Inc., Spar Group, Inc., Valassis Communications, Inc., and WPP Group PLC (“New Peer Group Index”). The New Peer Group Index has been modified from the peer index included in the Company’s Proxy Statement dated June 21, 2002 (the “Old Peer Group Index”) as certain of the companies previously included were not engaged in a business similar to that of the Company as of March 31, 2003. The following graph also compares the Company’s cumulative total return to stockholders from March 31, 1998 through March 31, 2003 with that of the Old Peer Group Index. The Old Peer Group Index consisted of: Acxiom Corporation, Advo, Inc., Cendant Corporation, Concord EFS, Inc., Dun & Bradstreet Corporation, Grey Advertising, Inc., Information Resources, Inc., Quick Response Services, Inc., Spar Group, Inc. and Valassis Communications, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

CATALINA MARKETING CORPORATION,
NYSE MARKET INDEX AND PEER GROUP INDEX(1).

	Catalina Marketing	NYSE Market	Old Peer Group	New Peer Group
	Corp.	Index	Index	Index

3/31/98	100.00	100.00	100.00	100.00
3/31/99	163.18	106.99	51.72	124.99
3/31/00	192.40	115.84	60.98	175.11
3/31/01	185.86	107.50	55.83	122.69
3/30/02	208.28	110.46	78.67	132.66
3/31/03	109.73	84.70	49.73	66.36

(1)	Assumes $100 invested on March 31, 1998, in the Company at a closing price of $17.54 on such date, the NYSE market index and the peer group as defined. Historical results are not necessarily indicative of future performance.

CHANGE IN CONTROL ARRANGEMENTS

      The Company is party to Change of Control Severance Agreements (“Severance Agreements”) with certain of its executive officers (the “Executives”). Each of the Severance Agreements terminates on April 6, 2006. The Severance Agreements provide that if an Executive’s employment is terminated by the Company or if an Executive resigns for “good reason” (which includes, among other things, a reduction in base salary or a reduction in the Executive’s title, position or responsibility) within two years after a change in control, such Executive will receive severance benefits. The Executives will also be entitled to severance benefits if after a “potential change in control” (which includes, among other things, the Company entering into an agreement that results in a change of control) but before a change of control actually occurs, an Executive’s employment is terminated by the Company or an Executive resigns for good reason. The severance benefit includes a cash lump-sum payment equal to a multiple (the “Severance Multiple”) of the Executive’s annual compensation then in effect. In addition, the Executive will receive a cash lump-sum payment equal to the sum of any unpaid incentive compensation that has been allocated or awarded under any bonus or compensation plan. The Executive will also be entitled to life, disability, accident and health insurance benefits provided to the Executive and Executive’s spouse and dependents for a specified number of years (“Benefit Years”) from the date that Executive is entitled to receive severance benefits. If any of the Executive’s severance benefits are parachute payments as defined under the Internal Revenue Code, the Company has agreed to make additional payments to such Executive to compensate such Executive for his or her additional tax obligations.

      The Company is party to Severance Agreements with L. Dick Buell, Christopher W. Wolf, and Susan M. Klug. The Severance Multiple and Benefit Years is 2.5 for Messrs. Buell and Wolf and Ms. Klug.

Director Compensation

      Each non-employee director receives an annual retainer of $25,000. Also, non-employee directors receive $1,500 per day for each one day meeting of our Board of Directors or a committee meeting of our Board of Directors attended in person. The Chairman of each committee receives $3,000 annually. Also, non-employee directors receive a fee of $750 for each telephonic Board or committee meeting in which they participate. All expenses in connection with attendance at such meetings are paid by the Company. Upon each election or re-election of a non-employee director, such director receives an aggregate of 6,000 restricted shares of common stock pursuant to the Company’s 2002 Director Stock Grant Plan, which grant vests ratably over the course of such director’s three-year term. The Company has agreed to pay Mr. Beinecke a fee of $50,000 in connection with his activities as the Chairman of the Company from November 2003 to March 2004. Employee directors receive no compensation for serving as members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of March 31, 2004 or such other date as indicated in the table, certain information regarding the ownership of common stock of each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, each of the Company’s directors, its chief executive officer and its four most highly compensated executive officers, and all directors and executive officers of the Company as a group.

				Total Phantom
			Phantom	Stock Units and
	Shares Beneficially		Stock	Beneficially
	Owned(1)		Units(2)	Owned Shares

Officers, Directors and Stockholders	Number	Percent	Number	Number

T. Rowe Price Associates(3)	6,827,250	13.10%	N/A	N/A
100 E. Pratt Street
Baltimore, MD 21202
ValueAct Capital(4)	4,571,600	8.77%	N/A	N/A
One Maritime Plaza, Suite 1400
San Francisco, CA 94111
Kayne Anderson Rudnick Investment	4,319,572	8.29%	N/A	N/A
Management, LLC(5)
1800 Avenue of the Stars, Second Floor
Los Angeles, CA 90067
Frederick W. Beinecke(6)	3,204,824	6.15%	0	3,204,824
c/o Antaeus Enterprises Inc.
99 Park Avenue, Suite 2200
New York, NY 10016
Antaeus Enterprises, Inc.(6)	2,968,887	5.69%	N/A	N/A
99 Park Avenue, Suite 2200
New York, NY 10016

				Total Phantom
			Phantom	Stock Units and
	Shares Beneficially		Stock	Beneficially
	Owned(1)		Units(2)	Owned Shares

Officers, Directors and Stockholders	Number	Percent	Number	Number

Frank H. Barker(7)	30,000	*	26,966.78	56,966.78
Evelyn V. Follit	0	*	11,344.02	11,344.02
Anne MacDonald	0	*	8,484.28	8,484.28
Peter T. Tattle	0	*	5,648.55	5,648.55
Michael B. Wilson	16,290	*	18,849.03	35,139.03
L. Dick Buell	0	*	0	0
Susan M. Klug	20,634	*	0	20,634.00
Michael R. O’Brien	154,696	*	0	154,696.00
Christopher W. Wolf	91,456	*	0	91,456.00
All directors and executive officers as a group (10 persons)	3,517,900	6.73%	71,292.66	3,589,192.66

*	Amount represents less than 1% of the Company’s common stock.

(1)	The number of shares beneficially owned is determined in accordance with rules of the SEC, and includes generally voting power or investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Such shares are included for Mr. Wolf (91,297), Ms. Klug (18,750) and all directors and executive officers as a group (110,047), all of which options are exercisable within 60 days of March 31, 2004. The number of shares beneficially owned does not include phantom stock units owned by certain officers and directors of the Company under the Catalina Marketing Corporation Deferred Compensation Plan. Information with respect to beneficial owners of more than 5% of the outstanding shares of the Company’s common stock is provided based on Schedules 13G or 13D filed by such persons or more recent information provided by such persons to the Company.

(2)	Phantom stock units are issued pursuant to the Catalina Marketing Corporation Deferred Compensation Plan. Each phantom stock unit is the non-voting economic equivalent of one share of common stock. Phantom stock units are issued to participants in the Deferred Compensation Plan based on the election of such individuals to defer compensation, bonus, fees and other amounts to which they are entitled from the Company. Phantom stock units are not transferable, and upon the holder of such units ceasing to be employed by the Company or to serve on our Board of Directors, the units are exchanged for shares of common stock pursuant to the Catalina Marketing Corporation Deferred Compensation Plan in accordance with the election of each individual participant in such plan.

(3)	These shares are owned by various individual and institutional investors, including the T. Rowe Price Mid-Cap Growth Fund, (which owns 3,250,000 shares, representing 6.2% of the shares outstanding), for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment advisor with power to direct investments and/or power to vote the shares. For purposes of the reporting requirements of the Exchange Act , Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares.

(4)	Information is based on a report on Schedule 13D filed jointly by ValueAct Capital Partners, L.P. (“ValueAct Partners”), ValueAct Capital Partners II, L.P. (“ValueAct Partners II”), ValueAct Capital International, Ltd. (“ValueAct International”), VA Partners, L.L.C (“VA Partners”), Jeffrey W. Ubben, George F. Hamel, Jr., and Peter H. Kamin (collectively, the “Reporting Persons”) on March 5, 2004, which purported to reflect shares held as of March 4, 2004. Messrs. Ubben, Hamel, and Kamin are each managing members, principal owners and controlling persons of VA Partners and directors and principal executive officers of ValueAct International (collectively, the “Managing Members”). Shares reported as beneficially owned by each of ValueAct Partners, ValueAct Partners II and ValueAct

International, are also reported as beneficially owned by VA Partners, as investment manager or general partner of each of such investment partnerships, and by the Managing Members as controlling persons of the general partner. VA Partners and the Managing Members also, directly or indirectly, may own interests in one or both of such partnerships from time to time. By reason of such relationships each of the partnerships is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares with VA Partners and the Managing Members. ValueAct Partners is the beneficial owner of 2,829,250 shares. ValueAct Partners II is the beneficial owner of 535,250 shares. ValueAct International is the beneficial owner of 1,207,100 shares. VA Partners and each of the Managing Members may be deemed the beneficial owner of an aggregate of 4,571,600 shares.

(5)	These shares are owned by several accounts managed, with discretion to purchase or sell securities, by Kayne Anderson Rudnick Investment Management, LLC, a registered investment advisor. Kayne Anderson Rudnick Investment Management, LLC disclaims beneficial ownership of all listed shares.

(6)	Mr. Beinecke, a director of the Company, is the President and a director of Antaeus Enterprises, Inc. (“Antaeus”). Mr. Beinecke is also a beneficiary of a trust that is one of four trusts, each of which owns 25% of Antaeus, resulting in the attribution of beneficial ownership to Mr. Beinecke of the shares held by Antaeus. The shares listed for Mr. Beinecke include 75,437 shares owned directly by him, 2,968,887 shares held by Antaeus and 160,500 shares held by a trust for Mr. Beinecke’s benefit. Antaeus, Mr. Beinecke and the trust of which Mr. Beinecke is a beneficiary may be deemed to be part of a group, which group would beneficially own 3,204,824 shares constituting approximately 6.15% of the outstanding shares. Except for the shares owned directly by each of them, Antaeus and Mr. Beinecke disclaim beneficial ownership of all shares.

(7)	In addition to the shares listed, Mr. Barker beneficially owns 3,375 shares of common stock of Catalina Health Resource, Inc., a subsidiary of the Company, which were received by Mr. Barker in his capacity as a director of Catalina Health Resource, Inc.

Item 13.	Certain Relationships and Related Transactions

      On October 13, 2000, the Company loaned $75,000 to Mr. Bechtol to provide certain benefits. This loan was satisfied in full by Mr. Bechtol on January 21, 2003.

      On June 11, 1999, the Company loaned Mr. Granger $60,000 to provide certain benefits. This loan was satisfied in full by Mr. Granger on March 21, 2003.

      In June 2002, the Company made a tender offer for all of the eligible outstanding stock of its subsidiary CHR (formerly known as Health Resource Publishing Company) that was not owned by the Company. Pursuant to the tender offer, Mr. Barker sold 20,625 shares of CHR to the Company at a price equal to $33.00 per share.

      In February 2003, the Company paid Mr. Granger $99,457 in exchange for the cancellation of options to purchase 104,603 shares of common stock held by Mr. Granger.

      In addition, from time to time, from April 2001 through March 2002, the Company loaned Mr. Diamond an aggregate amount of approximately $123,550. The Company made advances under these loans to Mr. Diamond on a bi-weekly basis. Mr. Diamond repaid the aggregate amount of all such loans on May 15, 2002.

Item 14.	Principal Accountant Fees and Services

Description of Professional Services

      Audit Fees. The aggregate fees for professional services rendered by PwC for the audit of the Company’s financial statements for fiscal year 2003, which includes fees related to the restatement of the fiscal years ended March 31, 2002 and 2001, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 were approximately $3.2 million. The aggregate fees billed for professional services rendered by PwC for the audit of one of the Company’s subsidiary’s financial statements for fiscal year

2002, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 were $22,926.

      Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by PwC.

      Tax Fees. The aggregate fees billed for tax compliance, tax planning and tax advice rendered by PwC for the fiscal year ended March 31, 2003, were $23,264. The aggregate fees billed for tax compliance, tax planning, and tax advice rendered by PwC for the year ended March 31, 2002, were $16,376.

      All Other Fees. Fees to PwC for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by PwC for the fiscal year ended March 31, 2003 were $1,400.

Pre-Approval Policies

      The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules, and Reports on Form 8-K

      (a)1. Financial Statements. The following is a list of the Consolidated Financial Statements included in Item 8 of Part II

      (a)2. Financial Statement Schedules (EDGAR only). All other schedules are omitted because they are not applicable or not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

      (a)3. Index to Exhibits

Exhibit No.	Description of Document

*3.1	Restated Certificate of Incorporation.
**3.1.1	Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
**3.1.2	Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
3.2	Restated Bylaws, as amended October 25, 2002, November 3, 2003, and November 21, 2003.
**10.1	Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.
**10.2	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
**10.3	2002 Director Stock Grant Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002.
**10.4	Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995.
**10.5	Stockholder Protection Agreement dated May 8, 1997, between the Company and ChaseMellon Shareholder Services, LLC, as rights agent, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 1997.
**10.6	1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.
**10.7	Second Amendment to the 1999 Stock Option Plan, a copy of which is filed with the Company’s Registration Statement on Form S-8, Registration No. 333-103632, filed with the SEC on March 6, 2003.
**10.8	Catalina Marketing Corporation Deferred Compensation Plan, a copy of which is filed with the Company’s Registration Statement on Form S-8, Registration No. 33-07525, filed with the SEC on July 3, 1996.
**10.9	Lease Agreement dated October 21, 1999 by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit No.	Description of Document

**10.10	Participation Agreement dated October 21, 1999 among Catalina Marketing Sales Corporation, as lessee; the Company, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.
**10.11	Purchase and Sale Agreement dated October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.
**10.12	Amendment No. 1 to Certain Operative Agreements dated September 15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000.
10.13	Form of Change of Control/ Severance Agreement.
10.14	Second Amended and Restated Credit Agreement dated November 24, 2003, by and between the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto.
10.15	Credit Agreement dated November 24, 2003 by and between Catalina Marketing Japan, K.K. and Bank One, N.A.
**16	Letter from Ernst & Young regarding its concurrence with the statements by the Company concerning Ernst & Young’s resignation filed as Exhibit 16.1 on Current Report on Form 8-K on August 26, 2003.
21	List of subsidiaries of Company.
23	Consent of independent certified public accountants.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.

**	Previously filed as indicated.

(b)	Reports on Form 8-K.

      On March 7, 2003, the Company filed with the SEC a Current Report on Form 8-K. In that Form 8-K under Item 9 “Regulation of Fair Disclosure,” the Company announced the preview of fiscal year 2004 revenue and earnings per share estimates during the Company’s annual investor conference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on May 17, 2004.

CATALINA MARKETING CORPORATION (Registrant)

By:	/s/ CHRISTOPHER W. WOLF

Christopher W. Wolf
Executive Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. BEINECKE Frederick W. Beinecke	Director and Chairman of Board	May 17, 2004

/s/ L. DICK BUELL L. Dick Buell	Director and Chief Executive Officer	May 17, 2004

/s/ FRANK H. BARKER Frank H. Barker	Director	May 17, 2004

/s/ EVELYN V. FOLLIT Evelyn V. Follit	Director	May 17, 2004

/s/ ANNE MACDONALD Anne MacDonald	Director	May 17, 2004

/s/ PETER T. TATTLE Peter T. Tattle	Director	May 17, 2004

/s/ MICHAEL B. WILSON Michael B. Wilson	Director	May 17, 2004

/s/ CHRISTOPHER W. WOLF Christopher W. Wolf	Executive Vice President and Chief Financial Officer	May 17, 2004