Form 10-K
period 2004-03-31
CATALINA MARKETING CORP/DE
filed 2004-07-15
CIK 883977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of September 30, 2003, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $15.19 as reported by the New York Stock Exchange, Inc.) was $740,167,505. The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2004, was 52,140,866.

Documents Incorporated by Reference

      Certain portions of registrant’s Definitive Proxy Statement for 2004 are incorporated by reference in Parts II and III of this report.

FORM 10-K

PART I

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      References herein to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries unless the context specifically states or implies otherwise.

      Certain information included in this Annual Report on Form 10-K, including Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot assure you that any future results, performance or achievements will be achieved.

      Factors that may cause such differences include, but are not limited to, the changing market for promotional activities, especially as it relates to policies and programs of consumer packaged goods and pharmaceutical products manufacturers, marketers and retailers; general business and economic conditions; acquisitions and divestitures; risks associated with the Company’s growth and finances; government and regulatory policies affecting the Company and its clients; potential adverse federal, state or local legislation or regulation or adverse determinations subjecting the Company to additional taxes; the pricing and availability of alternative forms of advertising; the Company’s ability to execute on its various business plans and to test, expand and install its networks in new markets; risks associated with reliance on the performance and financial condition of manufacturers, marketers and retailers; technological developments; changes in the competitive and regulatory environments in which the Company and its clients operate including, without limitation, shifts in consumer purchase patterns and habits such as the channels through which consumers purchase certain types of products; seasonal variations; actual promotional activities and programs with the Company’s clients; the success of new services and businesses and the pace of their implementation; the Company’s ability to maintain favorable client relationships; the Company’s ability to avoid or mitigate material adverse judgments against, or other adverse results affecting, the Company in the existing United States Securities and Exchange Commission (“SEC”) investigation and shareholder and derivative litigation described in Item 3 — “Legal Proceedings,” or any additional regulatory action, litigation or other proceeding that may be commenced; the Company’s ability to fully address and correct deficiencies and weaknesses in our disclosure controls and procedures and internal control and to thereafter maintain effective disclosure controls and procedures and internal control structure; the Company’s ability to attract, motivate and/or retain key employees. For a further discussion of certain of these risks, uncertainties and other factors, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

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

      Catalina Marketing Corporation is filing this Annual Report on Form 10-K for its fiscal year ended March 31, 2004. The Company completed and filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 on May 17, 2004. The filing of this Annual Report on Form 10-K for the fiscal year ended March 31, 2004 was delayed because we were required to devote substantial time and resources to the audit of our Consolidated Financial Statements for fiscal year 2003 and the reaudit of our Consolidated Financial Statements for fiscal years 2002 and 2001. As a result, the Company was unable to complete its fiscal year 2004 financial statements and this Annual Report on Form 10-K on a timely basis without undue burden or expense. The impact of the reaudit and related restatement of our financial results for fiscal years 2002 and 2001 are set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The SEC may require us to amend or restate our periodic reports in connection with its ongoing review of our public filings. Additionally, we are not currently in compliance with the listing requirements of the New York Stock Exchange (the “NYSE”), the exchange on which our common stock is listed. As a result, the NYSE may delist our common stock or take other adverse action if we are unable to return to compliance with its listing requirements. These requirements include the obligation to file our periodic reports on a timely basis and hold our annual meeting of stockholders during each fiscal year. Our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2003, September 30, 2003 and June 30, 2003, have been delayed as a result of our internal investigations and reaudit of our Consolidated Financial Statements for fiscal years 2002 and 2001 conducted in connection with the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. We intend to file these quarterly reports as soon as possible but, we cannot assure you when we will be able to file our delayed quarterly reports. Also, the Company is required to conduct an annual meeting of our stockholders. The Company did not conduct an annual meeting of stockholders during 2003, however, the NYSE has permitted the Company to complete its obligation to hold such a meeting by holding the 2003 meeting as part of its annual meeting of stockholders to be held in 2004. We plan to conduct such meeting as soon as practicable. The NYSE has not taken any delisting or other action against the Company, but there can be no assurance that the NYSE will not take any such action in the future. If we are required to amend or restate our periodic filings, or if the NYSE delists, or attempts to delist, our common stock, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

Item 1.     Business

General

      Catalina Marketing Corporation, a Delaware corporation, together with its subsidiaries, is a global leader in the development and distribution of behavior-based communications for consumer packaged goods and pharmaceutical products manufacturers, marketers and retailers. Catalina Marketing was founded on the premise that the combination of access to information regarding consumers and insight into their actual purchase behavior enables the delivery of more effective and cost-efficient promotions than traditional marketing approaches. The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based on purchase behavior and distributed primarily in domestic supermarkets. Since the first installation of our network equipment in retail stores in 1984, Catalina Marketing has continued to develop and expand our product offerings.

      Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, informative newsletters, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers, marketers and retailers can deliver customized incentives and messages only to those consumers they desire to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of a newsletter to consumers in pharmacy prescription checkout transactions. Personally identifiable data that may be collected from the Company’s targeted marketing programs, as well as its research programs, is used in conformity with the Company’s privacy policies and applicable law. The Company does not collect personally identifiable data in connection with pharmacy prescription checkout transactions. The services of our networks are driven by proprietary, internally developed software.

      The Company is organized and managed by segments, which include the following operations: Manufacturer Services, Retail Services, Catalina Health Resource (“CHR”), international operations, which include both manufacturer and retail services similar to those services provided in the United States (“International”), Direct Marketing Services (“DMS”), Catalina Marketing Research Solutions (“CMRS”), and Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard” or “PMKK”). The domestic operations of the Company include Manufacturer Services, Retail Services, CHR, DMS and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard.

      In the United States, as of March 31, 2004, the Catalina Marketing Network®, which supports Manufacturer and Retail Services, was installed in approximately 17,600 retail stores, primarily supermarkets, and reached approximately 209 million shoppers weekly. The Health Resource Network was installed in approximately 11,900 pharmacy outlets and reached more than 20 million prescription medication users weekly. Internationally, our network was installed in over 5,500 retail locations, primarily supermarkets in Europe and Japan, and reached more than 65 million shoppers weekly.

      As of March 31, 2004, the Company employed approximately 1,400 people in offices throughout the United States, Europe and Japan.

Recent Developments

     Previously Filed Financial Statements for Fiscal Years 2003, 2002 and 2001

      We filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 on May 17, 2004. In addition to our Consolidated Financial Statements for the fiscal year ended March 31, 2003, this filing included audited restatements of our Consolidated Financial Statements for the fiscal years ended March 31, 2002 and 2001. Please refer to such filing for additional information regarding the background of such restatements and the content and effect of the changes included in the restated financial statements.

     Significant Business Developments and Events For the Fiscal Year Ended March 31, 2004

•	In May 2003, the Company, through one of its wholly-owned subsidiaries, exercised a call option contained in the Purchase Agreement dated October 10, 1996, among the Company, Pacific Media KK (“PMKK”) and certain minority shareholders of PMKK to purchase the remaining 49% of the voting equity interest in PMKK held by certain minority shareholders for an aggregate purchase price equal to $23.2 million in cash, based on foreign exchange rates on the payment date in July 2003. The Company exercised the call option to preempt the exercise of a put option held by the minority shareholders and reduce the adverse financial impact that would have resulted from the exercise of the put option available to the minority shareholders. PMKK is now wholly owned by the Company.

•	In September 2003, the Company’s credit agreement with a syndicate of commercial banks (the “Corporate Facility”), expired and we entered into an agreement to extend the Corporate Facility for 60 days. Our aggregate borrowing capacity was reduced from $150.0 million to $30.0 million. In November 2003, we entered into a Second Amended and Restated Credit Agreement with Bank One, N.A., as Administrative Agent and Wachovia Bank, National Association, as Syndication Agent and Documentation Agent. In connection with this agreement, our aggregate borrowing capacity remained at $30.0 million. The Company’s obligations under the Corporate Facility are guaranteed by the Company and certain of its domestic subsidiaries and by assets pledged as collateral. The Corporate Facility expires in August 2004. In November 2003, Catalina Marketing Japan, K.K. (“Catalina Japan”) entered into a credit agreement with Bank One, N.A. (the “Japan Agreement”). The aggregate borrowing capacity under the Japan Agreement is 3.5 billion yen or approximately $33.6 million. Catalina Japan’s obligations under the Japan Agreement are guaranteed by the Company and certain of the Company’s subsidiaries and by assets pledged as collateral. The revolving loan commitment under the Japan Agreement (1.5 billion yen, or approximately $14.4 million) expires in August 2004 and the term loan under the Japan Agreement (2.0 billion yen, or approximately $19.2 million) expires in March 2005. The Japan Agreement replaced the prior credit facility that matured, with extensions, in November 2003 as well as the term loan that would have matured in March 2005.

•	In November 2003, the Company announced its intention to divest DMS, CMRS and Japan Billboard, all of which were determined not to be strategically aligned with the Company’s current core competencies. For a more detailed discussion of these planned divestitures see “Business Segment Information — Operations Designated to be Divested by the Company.”

•	On March 31, 2004, we sold our loyalty card and data-entry services business located in Farmingdale, New Jersey. Catalina Marketing’s loyalty card and data-entry services business provided application and data processing, card production and fulfillment services related to loyalty card programs for retailers. We intend to continue to work with our retail clients to transition our loyalty card and data-entry services.

•	Throughout fiscal year 2004, there were significant changes to our senior management team and the Company replaced several members of its Board of Directors. In addition, during this same period, our senior management team devoted a significant amount of time conducting internal investigations, restating our financial statements, reviewing corporate governance procedures and responding to government inquiries.

Business Segment Information

     General

      The Company offers behavior-based, targeted-marketing services and programs globally. The Company is organized and managed by segments, which include the following operations: Manufacturer Services, Retail Services, CHR, International, DMS, CMRS and Japan Billboard. See “Business — General.” In November 2003, the Company announced its intention to divest DMS, CMRS and Japan Billboard, all of which were determined not to be strategically aligned with its current core competencies. The Company is currently evaluating options with respect to the sale or other methods of divestiture of these businesses. See “Significant Business Developments and Events For the Fiscal Year Ended March 31, 2004.” For a description of these segments, see “Business Segment Information — Operations Designated to be Divested by the Company.”

      Financial information regarding segment revenues, net income and total assets and geographic information regarding geographic revenues and long-lived assets for fiscal years 2004, 2003 and 2002 is presented in Note 16 to the Consolidated Financial Statements.

     Manufacturer Services

      Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controller and scanning equipment. The network prints customized promotions at the point-of-sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Our clients contract with us to deliver promotions for them and typically pay us a fee for each promotion delivered.

      The primary focus of Manufacturer Services’ sales efforts is assisting consumer packaged goods manufacturers to design programs that deliver results that achieve their brand objectives. Our sales and client service teams consult with current and prospective clients to develop and implement customized, targeted marketing programs that meet specific brand strategies and objectives.

      Manufacturer Services generates revenue primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is based on the total incentives delivered multiplied by a per-print fee. Delivered incentives include targeted promotions, messages and sweepstakes. The Company generally bills its clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted promotions or messages for a specified category, or categories, within a four-week period referred to as a “cycle.” The delivery of messages or promotions is based upon particular triggering transactions that are registered at the point-of-sale (i.e., the checkout counter of a retail store). In general, Manufacturer Services recognizes revenue at the time a promotion is delivered at the checkout counter of the retail store based on a per promotion charge. The majority of our contracts cover multiple cycles.

      Redemption of these promotions is similar to that of traditional manufacturer coupons. In this regard, retailers provide discounts to consumers who present the coupons. The retailers send redeemed coupons to clearinghouses and receive reimbursements for the discounts provided, including handling fees, from the manufacturers.

      The two primary programs of Manufacturer Services are Checkout Coupon® and Checkout Direct®. Through its Checkout Coupon® service, Catalina Marketing delivers marketing communications to consumers at checkout, based on the products included in their current shopping basket. Through its Checkout Direct® service, Catalina Marketing delivers marketing communications to consumers at the checkout counter using past purchase behavior, which is collected using “frequent shopper” or similar consumer identification methods.

      Manufacturer Services had a single client, Nestlé, that accounted for approximately 17.9%, 17.1% and 13.1% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We believe that the loss of Nestlé could have a material adverse effect on Manufacturer Services as well as the Company taken as a whole.

     Retail Services

      Retail Services provides innovative marketing solutions to approximately 80 retail chains nationwide. The primary objective of this operating group is to support, maintain and expand the Catalina Marketing Network® used by Manufacturer Services. In addition, this operating group provides services to retailers, including promotional prints and analytical services that enable retailers to focus on changing consumer shopping patterns with targeted communications, motivate the consumers to visit a retailer more frequently, increase the size of purchase transactions, purchase specific products and develop brand loyalty. On March 31, 2004, we sold our loyalty card and data-entry services business. This business represented less than 2.5% of our consolidated revenues in fiscal year 2004. See “Significant Business Developments and Events Through March 31, 2004.”

      The Company typically enters into agreements with retail chains to install its network in the retail stores of the chain for an initial specified period. Generally, the retailer pays a one-time fee as a partial reimbursement for the cost of the installation. In general, the Company pays distribution fees to, and exchanges services with, the retailer based on the number of promotions printed. Because of the concentration of ownership in the retail grocery industry, we are dependent on a limited number of retailers that supply the points of distribution for our manufacturer clients’ printed promotional materials. Approximately 55% of the printed in-store promotional incentives we provided for our clients during the fiscal year ended March 31, 2004, were generated from within the stores belonging to five retail chains. If any of these retail chains were to decide to not renew their contract with us to provide our services, or if they materially reduce the number of point-of-sale locations included on our network, a material reduction in our revenues could result if we were unable to replace these point-of-sale locations.

      The Company owns the equipment installed in each retail store, including a thermal printer at each checkout lane linked by a computer on the retailer’s premises to the retailer’s point-of-sale controller and scanning equipment. The Company operates two data processing facilities in the United States that employ various technologies to transmit promotional instructions to computers installed in retail stores and retrieve program data. All of the equipment and supplies, including computers, printers and paper, used in a retail installation, are purchased by the Company from outside sources. The store equipment and supplies used by our network generally are managed, installed and maintained by our corporate support staff for all of our operating segments. However, we outsource certain aspects of the installation of our network in retail locations related to wiring and connection of equipment to third party contractors. While we currently use a limited number of primary suppliers, the Company believes that alternate sources of supply are available without material interruption to the Company’s business.

     CHR

      CHR services assist pharmaceutical products and consumer packaged goods manufacturers, as well as retail pharmacies, in providing consumers with condition-specific health information and direct-to-patient communications. CHR’s programs and services enable the Company’s clients to acquire and retain patients by providing educational information about their treatment along with the benefits of compliance, and by encouraging dialogue between patients and their healthcare professionals.

      CHR’s primary product offerings employ an in-store, prescription information-based technology to provide targeted, direct-to-patient communications on behalf of the Company’s clients. These communication services include messages and educational information to healthcare patients at pharmacies throughout the Health Resource Network. The Health Resource Network utilizes a proprietary software system that gives pharmaceutical manufacturers and retailers the opportunity to effectively communicate with patients based on their prescription buying behavior and assists patients in making more informed healthcare decisions while preserving their privacy.

      CHR primarily generates revenues by printing messages for pharmaceutical manufacturers and consumer packaged goods manufacturers in the Health Resource® Newsletter, CHR’s primary client offering. Distribution of the newsletter is generated by the National Drug Code found on all prescription drugs and can be targeted to the consumer based on a variety of factors which could include the National Drug Code, age, gender, third-party payer, category or whether the medicine is prescribed for the first time or a refill, but not by name, address or other personally identifiable information. When a prescription is processed via the Health Resource Network, a customized newsletter with prescription information, therapeutically relevant editorial content and product information, is printed in the pharmacy and given to a consumer by their pharmacist along with that consumer’s medication.

      CHR enters into agreements with pharmacy retail chains to install the Health Resource Network in pharmacies within the chain. Upon installation, the retailer generally agrees to use the Health Resource Network in its pharmacy for a minimum period of time. CHR pays distribution fees to, and exchanges services with, the pharmacy based on the number of Health Resource® Newsletters printed. Approximately 92% of the newsletters printed during the fiscal year ended March 31, 2004, were generated from within the stores belonging to five retail pharmacy chains. If any of these retail pharmacy chains were to decide to not renew their contract with us, or if they materially reduce the number of pharmacy locations included on our network, a material reduction in CHR’s revenues could result if we were unable to either replace these pharmacy locations or the number of transactions processed by the retail pharmacy chain.

      The Health Resource Network uses a printer linked by an on-premises computer to the pharmacy’s point-of-sale controller. Certain versions of the software eliminate the need for a computer in each location, in which case only a printer is located in those pharmacies. CHR operates a data processing facility that communicates via various technologies with the computers installed in the pharmacies to send promotional instructions and retrieve program data. In some cases, CHR installs and owns the equipment. In other cases, the equipment is owned by the pharmacy retailer. All of the equipment owned by us is generic and purchased from third-party vendors. Typically, pharmacies are contractually obligated to provide supplies, including toner and paper. The Company believes that we can secure alternate sources of equipment and supplies without significant interruption to CHR’s business.

      CHR’s client base varies from year to year and as such a client may be significant in one year and not in another. CHR’s top five clients accounted for 52.9%, 52.1% and 53.7% of CHR’s revenues in fiscal years 2004, 2003 and 2002, respectively.

     International

      The Catalina Marketing Network® operates internationally in a manner similar to that in which the network operates domestically, offering a full range of targeted marketing solutions to many of the top 100 consumer packaged goods manufacturers and enjoys relationships with major supermarket, hypermarket and other retailers based primarily on a syndicated platform. All financial and statistical results of the Company’s wholly and majority-owned foreign subsidiaries are included for the twelve-month period ending December 31 which is their fiscal year end. As of the end of fiscal year 2004, the Company provided in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom and Japan. In addition, in fiscal year 2004, the Company expanded its behavior-based targeted marketing capabilities in Europe by launching a pilot test program in Germany. At the end of fiscal year 2004, the network was installed in approximately 4,420 retail locations in Europe and approximately 1,130 locations in Japan and reached more than 65 million consumers each week. In France, the Company has been operating since 1994 and, as of the end of fiscal year 2004, the Catalina Marketing Network® was installed in approximately 3,250 retailers across 12 supermarket, hypermarket and other retail chains. In Italy, Catalina began operations in 2000 and was partnered with seven major retail chains and approximately 570 stores at the end of the fiscal year 2004. In the United Kingdom, the Catalina Marketing Network® was installed in approximately 590 stores at the end of the fiscal year 2004. In Japan, the network was launched in 1997 and was installed in 1,125 stores across nine retail chains at the end of the fiscal year 2004, of which three were among the top five general merchandise chains in Japan.

      International had a single client that accounted for approximately 7.7%, 10.1% and 12.1% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We believe that the loss of this client could have a material adverse effect on this business segment, but not on the Company taken as a whole.

      In fiscal year 2004, International revenues accounted for approximately 10.5% of our total revenues. Our international operations are subject to the normal risks of foreign operations, including: changes in local business and economic conditions, political uncertainties, adapting to different regulatory requirements, interest rate movements, uncertainties of litigation, increasing consolidation of retailers and consumer packaged goods manufacturers, competition, pricing pressure, seasonality and changing customer and client preferences. Certain of these risks have affected our business in the past and may also have a material adverse effect on our business, results of operations and financial condition in the future. In addition, sales in our international operations are billed in foreign currencies and are subject to currency exchange fluctuations as are intercompany royalties and financing activities. In prior years, changes in the value of the U.S. dollar compared to foreign currencies have had an impact on our revenues and margins. We cannot predict the direction or magnitude of currency fluctuations. The Company, where practical, purchases goods and services in local currencies. The Company borrows locally to meet its financing requirements in Japan to obtain certain natural and economic hedges.

      In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

Operations Designated to be Divested by the Company

      In November 2003, the Company announced its intention to divest DMS, CMRS and Japan Billboard, all of which were determined not to be strategically aligned with the Company’s current core competencies. Aggregate revenues generated by DMS, CMRS and Japan Billboard accounted for 13.6%, 18.5% and 16.9% of the Company’s total revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Although the Company intends to divest these business segments, the results of operations for these segments are reflected as continuing operations in our Consolidated Financial Statements. For a complete discussion of the potential financial impact of these divestitures, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operations Designated to be Divested by the Company.”

     DMS

      DMS provides services designed to reach consumers in their homes. DMS analyzes frequent shopper databases and identifies consumer lifestyle changes to develop strategic programs that meet multiple objectives for both brand manufacturers and retailers. These targeted direct mail programs are based on actual purchase behavior or consumer lifestyle changes. DMS provides services which enable manufacturers and retailers to influence the purchase patterns of targeted customers based on their actual purchase behavior and history. Clients use these services to support new product launches and line extensions, build loyalty to a retailer or brand and deliver timely messages to consumers.

      The Company’s specific product offerings include Sample Logic®, Retail Solutions and One-to-One Direct®. Sample Logic® uses consumer purchase data provided by our retailers to deliver targeted product samples and promotions to consumers’ homes. Retail Solutions develops and delivers direct mail customer campaigns, as well as customer reward and loyalty strategies. One-to-One Direct® delivers coupons from multiple consumer packaged goods manufacturers, using data provided by our retailers, to consumers in their home in a single mailing. The Company suspended the One-to-One Direct® service in December 2003.

      DMS had a client that accounted for approximately 3.7%, 16.2% and 0.6% of revenues generated by this segment for fiscal years ended March 31, 2004, 2003 and 2002, respectively. In addition, DMS had another client that accounted for 21.0%, 7.9% and 1.7% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We believe that the loss of this client could have a material adverse effect on DMS, but not on the business of the Company taken as a whole.

     CMRS

      CMRS provides a wide range of traditional marketing research services, including tracking studies and customer satisfaction surveys, as well as proprietary research products that take advantage of the Company’s network of printers and behavioral data gathered throughout the Catalina Marketing Network®. New business development strategies include targeting leaders in a number of service industries such as healthcare, technology and restaurants, as well as consumer packaged goods manufacturers. In addition to new client acquisitions, CMRS is also focused on penetrating additional product segments within the existing manufacturer and retail client base. By combining traditional research services with the other segments’ services, clients are given an integrated solution geared toward their specific needs.

      CMRS had a client that accounted for approximately 16.2%, 18.7% and 15.5% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In addition, CMRS had another client that accounted for approximately 17.5%, 8.4% and 6.5% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We believe that the loss of either of these clients could have a material adverse effect on CMRS, but not on the business of the Company taken as a whole.

     Japan Billboard

      Japan Billboard, also referred to as PMKK, is a wholly-owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. Japan Billboard primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of leading clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of Japan Billboard. Upon completion and installation, the billboards are financed through third-party financing companies. Japan Billboard is required to make rental payments to building owners for the space on the rooftops and faces of buildings where the billboards are installed. Japan Billboard provides the maintenance for their billboards during the life of the contract, which generally ranges from three to five years.

      Japan Billboard had a client that accounted for approximately 70.4%, 74.9% and 71.9% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. This client produces tobacco products and is subject to the rules and regulations that govern that industry. As discussed below, this client has substantially reduced its spending with Japan Billboard and this has had a material adverse effect on Japan Billboard, but not the business of the Company taken as a whole.

      The passage and implementation of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002 has significantly affected the manner in which tobacco companies in Japan are permitted to market, promote and advertise its products. As a result of the implementation of this Initiative, Japan Billboard’s primary client began to reduce their advertising expenditures for billboards significantly, as well as other media and promotional spending. The Initiative, as it relates to outdoor tobacco advertising, mandates that the maximum visual dimension of any billboard advertisement be limited to 35 square meters. As a result, a significant number of Japan Billboard’s sales contracts covering a broad network of large-sized billboards with this client were either terminated or not renewed. In those cases, Japan Billboard has actively sought replacement business to forestall the significant cost of sign removal and cultivate new revenue streams.

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

     Competition

      Competition in the targeted marketing services business is intense and includes many competitors. We compete for manufacturer advertising and consumer promotion budgets with a wide range of alternative media including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. The Company’s segments, Manufacturer Services, Retail Services, DMS and International, compete with various traditional coupon delivery methods including free-standing inserts, newspapers, direct mail, magazines and in- or on-product packaging, as well as other in-store marketing companies that use a variety of coupon, promotion or other advertising delivery methods. In addition, the Company could experience increased competition, both internationally and domestically, from changes and advances in technology including from retailer point-of-sale (“POS”) systems. Furthermore, as sales of certain grocery products, particularly in specialized categories such as paper, baby and pet products, shift from traditional grocery sales retailers to mass merchandisers and value-chains, the Company’s ability to reach shoppers through the existing retail network of traditional grocery stores may be impacted in these specified product categories. CHR competes for pharmaceutical budget dollars with a wide range of media, including television, publications, direct mail and other alternate sources of direct-to-consumer communication. Competition for CMRS comes from a broad array of national, regional and local marketing research firms.

      The Company competes for advertising, promotional and research dollars based on the efficiencies afforded by a unique kind of targeting based on consumer shopping behavior, called behavior-based marketing. Behavior-based marketing requires an efficient network of retail point-of-sale systems and proprietary software and database systems which target individual consumers based on shopping behavior exhibited at the point-of-sale. Our competitive advantages in the practice of behavior-based marketing are achieved through the number of shoppers reached through the Company’s retail network, the number of household IDs and associated purchase histories available in the database and the Company’s ability to deliver consumer insights and influence consumer buying behavior.

     Research and Development

      The Company’s research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network® and Health Resource Network, market research, software development and system upgrades. For the fiscal years ended March 31, 2004, 2003 and 2002, expenditures for research and development were $1.2 million, $1.0 million and $1.3 million, respectively.

     Intellectual Property

      The Company currently holds, and has pending, numerous United States and foreign patents relating to Catalina Marketing products and services. These patents include the initial targeted incentive core patents as well as improvements and additional inventions related to the Company’s current and contemplated business, programs and services. In addition, the Company regards certain computer software in the Catalina Marketing Network® and each additional service application as proprietary and subject to copyright protection. The Company also holds, and has pending, numerous service marks and trademarks related to its entities, businesses, products and services that have associated goodwill in the relevant marketplace. The Company believes that certain intellectual property owned or licensed by the Company gives us a competitive advantage in key geographic regions in which we operate. While we continue to pursue protection for intellectual property rights developed by the Company, certain of our patents, over time, will expire and there is no guarantee that we will be able to secure additional patent rights. The expiration of a core patent or loss of patent protection resulting from a legal challenge may result in significant competition from third parties with respect to the covered product or service in a short period of time. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the relevant country. Although we believe that the Company’s intellectual property provides us with a competitive advantage, we believe that we are not dependent upon a single patent, or a specific series of patents, the loss of which would have a material adverse effect on our business. In appropriate situations, we seek to protect our proprietary intellectual property rights vigorously.

     Government Regulation

      Our operations are subject to regulation in the United States and in other countries in which we do business. Generally, we are subject to federal and state laws governing the privacy and the use of consumer information collected by us.

      In the United States, various federal agencies including the Federal Trade Commission, the Department of Treasury’s Alcohol and Tobacco Tax and Trade Bureau, and various state agencies have promulgated regulations that restrict the advertising of tobacco, dairy and alcohol beverage products. These regulations include “below cost,” tied house and trade practice regulations which vary from state to state and can restrict a manufacturer and/or a retailer’s ability to issue coupons for tobacco, dairy and alcohol beverage products. Other state and federal laws also restrict the content and sponsorship of regulated product coupons and messages.

      CHR operates in a highly regulated business environment. The United States Food and Drug Administration of the Department of Health and Human Services (“HHS”) regulates the form and content of prescription drug promotions, such as the messaging in the Health Resource® Newsletter. In addition, federal medical privacy regulations, administered by the Office of Civil Rights of HHS, affect the ability of CHR and its retail pharmacy partners to use patient-specific pharmacy information to provide customized Health Resource® Newsletters. Some states have adopted, or are considering adopting, state medical privacy requirements that could be interpreted more stringently than federal medical privacy requirements. Federal antikickback requirements, administered by the HHS Office of the Inspector General, could be interpreted as restricting drug manufacturer-sponsored programs such as the Health Resource® Newsletter. State antikickback and consumer protection statutes could also be interpreted to impose similar restrictions.

      For a discussion of government regulations on our international operations, see “Business Segment Information — International” and “Japan Billboard.”

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

Item 3.     Legal Proceedings

Government Investigations

      As previously disclosed, on March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003, to inform the Staff of certain revenue recognition timing issues that management of the Company identified at CHR. The Company believes that the SEC inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2003, 2002 and 2001, which fiscal years were the subject of the various adjustments and restatements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Since the initiation of the informal investigation and through the date of the filing of this Annual Report on Form 10-K, the Company has been cooperating with the SEC in connection with its investigation, including through in-person meetings between Company representatives and the SEC Staff, and the provision to the SEC of information and numerous documents. In addition, the Company has made available as witnesses those individuals under its control in response to the SEC inquiries and requests. Other than the SEC investigation, as of the date hereof, the Company is not aware of any additional inquiry or investigation having been commenced against the Company related to these matters, but it cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the investigation was to result in a regulatory proceeding or action against the Company, the Company’s business and financial condition could be harmed.

Securities Actions and Derivative Actions

      The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased the Company’s common stock between January 17, 2002 and

August 25, 2003, inclusive. The complaints contain varying allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning the Company’s business and operations with the result of artificially inflating the Company’s share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2004, the Lead Plaintiffs served their Consolidated Amended Class Action Complaint on behalf of those who purchased the Company’s stock between August 14, 1999 and August 25, 2003, inclusive. The Company and other defendants have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

      Certain present and former officers and directors of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions entitled The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, commenced in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 commenced in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from the Company, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Patent Litigation Action

      In May 2002, the Company was sued by Expanse Networks, Inc. (“Expanse”) for patent infringement in the United States District Court for the Eastern District of Pennsylvania. The case is currently scheduled for trial in November 2004. Expanse alleges that the Company infringes two Expanse patents directed to certain specific computer implemented methods for mathematically processing consumer purchase history data to generate and then use a consumer profile. Expanse seeks damages and injunctive relief in the case. The Company has denied Expanse’s claims based on, among other defenses, its assertion that the Company is not infringing the Expanse patents at issue in this action. In addition, the Company believes that, in the event that the Court determines that any of the Company’s various business activities are covered by the Expanse patents, the Expanse patents are invalid for various reasons, including that they are subject to prior use and activities that render the patents invalid. The Company intends to continue to vigorously defend itself in connection with this matter and does not believe that this matter will be resolved in a manner which is materially adverse to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004 or through the date of the filing of this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.     Market Prices of Stock

      The Company’s common stock, par value $0.01 per share (“common stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “POS.” The following table sets forth, for each quarter of the last two fiscal years and for the first quarter of fiscal year 2005, the high and low closing prices as reported by the NYSE for the common stock for the quarters ended as follows:

	High	Low

Fiscal Year 2003:
June 30, 2002	$36.67	$27.55
September 30, 2002	32.89	25.26
December 31, 2002	27.97	17.86
March 31, 2003	20.53	16.25

Fiscal Year 2004:
June 30, 2003	$19.49	$15.51
September 30, 2003	17.53	12.58
December 31, 2003	20.99	15.20
March 31, 2004	21.11	17.12

Fiscal Year 2005:
June 30, 2004	$19.87	$16.43

B.     Stockholders

      As of March 31, 2004, there were approximately 800 registered holders of shares of common stock.

C.     Dividends

      The Company has not paid any cash dividends to date. As noted in Note 8 to the Consolidated Financial Statements, the Company is currently party to a credit facility which prohibits the payment of cash dividends to the Company’s stockholders. The Company plans to negotiate a new credit facility, or negotiate a renewal of its current credit facility with substantial revisions to the terms thereof, prior to the scheduled expiration of the credit facility on August 31, 2004. The Company expects that, in connection with such new credit facility, or such renewed credit facility, the prohibition against paying cash dividends will be eliminated. Assuming that, on a going-forward basis, the Company will not be subject to prohibitions on the payment of cash dividends to stockholders, the Company will be free to consider paying a cash dividend, together with a number of other alternatives for the use of its cash resources and expected cash flow which are in excess of the Company’s forecasted needs for operating capital and cash reserves.

D.     Securities Authorized for Issuance Under Equity Compensation Plans

      The information called for by Item 5 will be contained in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders under the caption Equity Compensation Plan Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission on or about the time of the filing of this Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

E.     Issuer Purchases of Equity Securities

      The following table sets forth information relating to the Company’s purchase of its equity securities during fiscal years 2004 and 2003:

	(a)	(b)	(c)	(d)

			Total Number	Maximum Number
			of Shares	(or Approximate
			(or Units)	Dollar Value) of
	Total Number	Average	Purchased as	Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period (Month of)	Purchased(1)	(or Unit)	or Programs	Plans or Programs

				(in thousands)
Fiscal Year 2003
April 2002	—		—	$43,614
May 2002	454,900	$33.50	454,900	$28,376
June 2002	413,000	$30.50	413,000	$15,781
July 2002	55,800	$25.82	55,800	$100,000
August 2002	—		—	$100,000
September 2002	—		—	$100,000
October 2002	297,500	$19.02	297,500	$94,341
November 2002	700,400	$20.36	700,400	$80,081
December 2002	394,200	$19.48	394,200	$72,400
January 2003	—		—	$72,400
February 2003	361,100	$18.36	361,100	$65,770
March 2003	455,200	$18.61	455,200	$57,300
Fiscal Year 2004
April 2003	102,600	$17.64	102,600	$55,490
May 2003	611,800	$17.73	611,800	$44,643
June 2003	34,800	$18.66	34,800	$43,993
July 2003 – March 2004	—		—	$43,993

(1)	In July 2001, we publicly announced authorization from the Company’s Board of Directors to repurchase up to $75.0 million of the Company’s outstanding common stock. In July 2002, we announced that our Board of Directors had authorized $100.0 million for the repurchase of the Company’s outstanding common stock, which amount included $14.3 million remaining from the Board of Directors’ prior authorization in July 2001 and an additional authorization of $85.7 million. The current repurchase authorization will expire when the total dollar amount authorized by our Board of Directors for the repurchase of shares has been expended. As noted in Note 8 to our Consolidated Financial Statements, the Company is currently party to a credit facility which restricts the repurchase of the Company’s shares.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following selected consolidated financial data for the fiscal years ended March 31, 2004, 2003, 2002 and 2001 is derived from our audited Consolidated Financial Statements. Amounts for fiscal year 2000 have been derived from Item 6 — “Selected Financial Data” contained in our Annual Report on Form 10-K for fiscal year 2003.

	Fiscal Year Ended March 31,

	2004(3)	2003	2002	2001	2000(5)

					(Unaudited)

	(Dollars in thousands, except per share amounts)
Income statement data:
Revenues	$472,950	$470,709	$442,702	$413,103	$348,983
Income from operations	12,726	92,386	95,567	81,473	59,655
Income from operations, excluding goodwill amortization(1)	12,726	92,386	95,567	85,437	62,494
Impairment charges(2)	85,565	1,225	—	5,733	18,104
Cumulative effect of accounting change, net-of-tax(4)	(770)	—	—	—	—
Net income (loss)	(19,273)	55,098	58,550	47,160	32,862
Net income (loss), excluding goodwill amortization(1)	(19,273)	55,098	58,550	50,969	35,610
Diluted net income (loss):(6)
Per common share	$(0.35)	$1.00	$1.03	$0.81	$0.57
Cumulative effect of accounting change, net-of-tax(4)	(0.02)	—	—	—	—
Addback: goodwill amortization(1)	—	—	—	0.07	0.04

Adjusted net income (loss) per common share	$(0.37)	$1.00	$1.03	$0.88	$0.61

Diluted weighted average common shares outstanding	52,304	54,885	57,104	57,919	57,957
Balance sheet data:
Cash and cash equivalents	$72,704	$1,715	$13,656	$5,373	$13,479
Total assets	386,809	422,421	415,902	396,424	288,609
Long-term debt	29,908	49,926	46,035	68,330	10,814
Total stockholders’ equity	184,662	215,995	223,263	183,045	122,894
Other data:
U.S. Catalina Marketing stores installed at end of period	17,604	17,498	16,488	15,475	13,516
International Catalina Marketing stores installed at end of period	5,545	4,069	3,338	2,547	2,476
Catalina Health Resource pharmacy outlets installed at end of period	11,929	17,827	17,716	12,578	6,671
Capital expenditures	$26,427	$42,555	$30,813	$54,540	$58,217
Payments for repurchases of common stock	$13,307	$71,973	$46,529	$15,842	$47,603

(1)	As of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment testing at least annually.

(2)	See Note 5 to the Consolidated Financial Statements for a discussion of impairment charges.

(3)	See Note 3 to the Consolidated Financial Statements regarding the Company’s plan to divest certain of its operations.

(4)	See Note 2 to the Consolidated Financial Statements regarding the cumulative effect of an accounting change related to the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

(5)	See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for a discussion of 2000 selected financial data.

(6)	Options outstanding have been excluded from the calculation of diluted earnings per common share for fiscal year 2004 because they have an anti-dilutive effect.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risk factors should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I — “Special Note Regarding Forward-Looking Statements.” Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

Overview

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes that appear elsewhere in this report.

      Catalina Marketing is a global leader in the development and distribution of behavior-based communications for consumer packaged goods (“CPG”) and pharmaceutical manufacturers, marketers and retailers. Catalina Marketing was founded on the premise that the combination of access to information regarding consumers and insight into their actual purchase behavior enables more effective and cost-efficient promotions than traditional marketing approaches. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, informative newsletters, attitudinal research programs, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages only to the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of a newsletter to consumers in pharmacy prescription checkout transactions.

      The Company is organized and managed by segments, which include the following operations: Manufacturer Services, Retail Services, Catalina Health Resource (“CHR”), international operations, which include both manufacturer and retail services similar to those services provided in the United States (“International”), Direct Marketing Services (“DMS”), Catalina Marketing Research Solutions (“CMRS”), and Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard” or “PMKK”). Our domestic operations include Manufacturer Services, Retail Services, CHR, DMS and CMRS. Our international operations are organized and managed by country and include International and Japan Billboard.

Previously Filed Financial Statements for Fiscal Years 2003, 2002 and 2001

      We filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 on May 17, 2004. In addition to our Consolidated Financial Statements for the fiscal year ended March 31, 2003, the filing included audited restatements of our financial statements for the fiscal years ended March 31, 2002 and 2001. Please refer to such filing for additional information regarding the background of such restatements and the content and effect of the changes included in the restated financial statements.

Delay in Filing Our Annual Report and Quarterly Financial Results for the Fiscal Year Ended March 31, 2004

      In June 2004, we announced our intent to delay the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. In addition, the Company was unable to file its Quarterly Report on Form 10-Q for the quarters ended December 31, 2003, September 30, 2003 and June 30, 2003, in a timely manner. As required, Catalina filed notifications of late filing with the SEC under Rule 12b-25 for these filings. The filing of this Annual Report on Form 10-K for fiscal year 2004 was delayed because we were required to devote significant time and resources to file our Annual Report on Form 10-K for fiscal year 2003, which was filed on May 17, 2004. We expect to file our Quarterly Report on Form 10-Q for the quarters ended December 31, 2003, September 30, 2003 and June 30, 2003 for fiscal year 2004 as soon as practicable. The delay in filing this Annual Report on Form 10-K for fiscal year 2004 and our Quarterly Report on Form 10-Q for fiscal year 2004, has not had an impact on our current credit facilities and the Company is currently in compliance with all related financial covenants.

Consolidated Results of Operations

      The following table includes the revenues, operating profit (loss) and net income (loss) for each of the Company’s significant reportable segments for the fiscal years ended March 31, 2004, 2003 and 2002. The accounts of our wholly and majority owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end. In general, we expect our revenues to be greater during periods of higher promotional activity by manufacturers. The pattern of promotion distribution is irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotion, seasonal product advertising and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. The seasonality of our international operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be affected by the difference in fiscal years. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, the timing of growth of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period. See Note 16 to the Consolidated Financial Statements for additional segment financial information. Results of operations are discussed for each of the Company’s significant operating segments.

	Year Ended March 31,

	2004	2003	2002

	(in thousands)
Revenues
Manufacturer Services	$252,953	$258,451	$267,058
CHR	77,765	63,016	64,793
International	49,580	29,991	21,575
DMS	37,120	50,297	34,994
Japan Billboard	14,718	21,077	23,852
Other(1)	41,655	48,502	44,217
Corporate	3,027	2,763	3,565
Eliminations	(3,868)	(3,388)	(17,352)

	$472,950	$470,709	$442,702

	Year Ended March 31,

	2004	2003	2002

	(in thousands)
Operating Profit (Loss)
Manufacturer Services	$126,586	$137,119	$132,201
CHR	12,224	(8,495)	(3,525)
International	5,513	(1,177)	(3,306)
DMS	(31,898)	1,949	2,080
Japan Billboard	(35,286)	528	2,741
Other(1)	(25,269)	(7,870)	(4,172)
Corporate	(39,144)	(29,668)	(30,452)

	$12,726	$92,386	$95,567

Net Income (Loss)
Manufacturer Services	$75,319	$81,589	$78,012
CHR	7,273	(5,080)	(2,103)
International	462	(3,242)	(4,838)
DMS(2)	(31,130)	1,174	1,245
Japan Billboard(2)	(37,784)	117	1,140
Other(1)(2)	(15,034)	(4,686)	(2,741)
Corporate	(18,379)	(14,774)	(12,165)

	$(19,273)	$55,098	$58,550

(1)	Other includes Retail Services and CMRS, which were not significant operating segments.

(2)	Segment results in fiscal year 2004 include impairment charges of $29.8 million for DMS, $34.6 million for Japan Billboard and $13.2 million (net of a tax benefit) for CMRS, which is included in “Other.”

     Revenues

      Fiscal year 2004 consolidated revenues of $473.0 million were relatively unchanged compared with fiscal year 2003 revenues of $470.7 million. International revenues grew $19.6 million, or 65.3%, year-over-year primarily from an increase in the volume of promotions delivered. CHR revenues grew $14.7 million, or 23.4%, year-over-year primarily due to the recognition of revenues deferred in prior years and by an increase in the number of revenue producing newsletters printed at participating pharmacies in the Health Resource Network. These increases were offset almost entirely by a $13.2 million decline in revenues at DMS, a $6.4 million dollar reduction in revenues from Japan Billboard, a $5.5 million reduction in revenues from promotions printed in Manufacturer Services, and a net $6.8 million decline from our other revenue generating activities comprised predominantly of Retail Services and CMRS.

      In fiscal year 2003, consolidated revenues totaled $470.7 million, an increase of 6.3% over fiscal year 2002 of $442.7 million. As described more fully in the segment discussion below, fiscal year 2003 revenue growth was driven by DMS, International and Retail Services, which offset revenue declines in Manufacturer Services, CHR and Japan Billboard.

     Cost and Expenses

      For fiscal year 2004, consolidated direct operating expenses of $186.2 million declined by 10.6% from the fiscal year 2003 total of $208.4 million. Direct operating expenses consist of retailer fees, paper, sales commissions, loyalty and direct mail marketing expenses, provision for doubtful accounts, the expenses of operating and maintaining the Catalina Marketing and Health Resource Networks and the direct expenses associated with Japan Billboard. As a percentage of revenues, direct operating expenses were 39.4% in fiscal year 2004 compared with 44.3% in fiscal year 2003. The most significant decreases in consolidated direct operating expenses related to a reduction in: third-party costs incurred for product mailings in DMS; costs directly associated with loyalty card sales; billboard maintenance expenses; and sales commissions directly related to a decrease in revenues. CHR contributed to the reduction in direct operating expenses as a percentage of revenue primarily due to a reduction in retailer fees and store related expenses. These cost declines primarily resulted from renegotiated contracts with key retail pharmacy chains and an overall reduction in CHR’s field operations personnel enabled by restructuring and efficiencies achieved by consolidating certain processes with Corporate. These cost reductions were offset in part by an increase in store related costs due to an increase in the number of International stores and technological development expenses.

      Consolidated direct operating expenses increased 5.0% to $208.4 million in fiscal year 2003 from $198.4 million in fiscal year 2002. Direct operating expenses were 44.3% of revenues in fiscal year 2003, compared with 44.8% of revenues in fiscal year 2002. The dollar increase was primarily the result of increased third-party costs for product mailings at DMS. This increase was partially offset by a decrease in direct operating expenses in Japan Billboard. As a percentage of revenues, several expense areas, such as paper expense, data communication and retailer fees, decreased in fiscal year 2003 as compared with fiscal year 2002.

      Fiscal year 2004 consolidated selling, general and administrative (“SG&A”) expenses were $140.8 million, an increase of 12.3%, or $15.4 million dollars, over fiscal year 2003 SG&A expenses of $125.4 million. As a percentage of revenues, SG&A expenses in fiscal year 2004 increased to 29.8% of revenues from 26.7% of revenues in fiscal year 2003. The largest net increase in dollars and percent of revenue was the result of an increase of approximately $7.3 million of legal, accounting and other professional fees incurred in connection with the filing our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the restatement of our financial statements for fiscal years 2002 and 2001, shareholder litigation and internal investigations. These additional expenses are expected to continue into fiscal year 2005. The increase in SG&A is also attributable to a $4.1 million increase relating to the sales force in our International segment.

      SG&A expenses were $125.4 million in fiscal year 2003, an increase of approximately 16.3% over fiscal year 2002 SG&A expenses of $107.9 million. As a percentage of revenues, SG&A expenses increased to 26.7% in fiscal year 2003 from 24.4% in fiscal year 2002. The increase was due to a 15.4% increase in personnel costs resulting from an increase in our sales force and a 21.8% increase in information technology costs.

      As previously disclosed, the Company announced its intent to divest DMS, CMRS and Japan Billboard because they were determined not to be strategically aligned with the Company’s current core competencies. During fiscal year 2004, the Company tested the recorded goodwill related to these operations for impairment in accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). Our goodwill impairment testing was performed by comparing estimated fair value to the carrying value of the reporting units. Fair value was estimated using forecasted future cash flows, discounted using risk-adjusted interest rates. Based on this testing, we recorded impairment charges related to goodwill of $81.5 million in fiscal year 2004. Of this amount, $29.8 million related to DMS, $21.2 million related to CMRS and $30.5 related to Japan Billboard. See Note 3 to the Consolidated Financial Statements. The above calculations are based on management’s judgments and estimates. A detailed discussion on management’s accounting policies for estimating impairment can be found in “Critical Accounting Estimates” below.

      We also recognized impairment charges of $4.1 million and $1.2 million in fiscal years 2004 and 2003, respectively, due to impairment of certain billboard fixed assets at our Japan Billboard business. See discussion in “Segment Results — Japan Billboard.”

      Fiscal year 2004 consolidated depreciation and amortization expense of $47.6 million increased 9.9%, or $4.3 million, from fiscal year 2003 expense of $43.3 million. This increase in depreciation and amortization was primarily the result of additional capital expenditures for store equipment in International and information technology equipment in fiscal year 2003 and the depreciation of asset retirement obligation costs recorded in fiscal year 2004.

      Depreciation and amortization expense increased to $43.3 million in fiscal year 2003, up 5.8% from fiscal year 2002 depreciation and amortization expense of $40.9 million. The increase in depreciation expense was primarily the result of additional capital expenditures for store equipment and information technology equipment in fiscal years 1999 through 2001.

     Interest Expense

      Consolidated interest expense increased to $3.1 million in fiscal year 2004 from $2.2 million in fiscal year 2003. The increase in fiscal year 2004 resulted from $0.9 million of amortization of financing fees, higher interest rates and an increase in our unused facility fees offset in part by lower average debt balances outstanding. Interest and unused facility fee rate increases were primarily related to amended provisions in our credit facilities as a result of the Company’s delay in filing its financial statements.

      Interest expense decreased to $2.2 million in fiscal year 2003 from $3.4 million in fiscal year 2002. The decrease in fiscal year 2003 resulted from lower average debt balances outstanding and lower interest rates.

      See “Liquidity and Capital Resources” for a discussion of our credit facilities.

     Income Tax Provision

      Although the Company recognized pre-tax income of $11.9 million in fiscal 2004, we recognized tax expense of $30.4 million. This was primarily due to the effect of nondeductible goodwill impairment charges of $60.3 million which were not eligible for a tax benefit. To a lesser extent, an increase in the valuation reserve for deferred tax assets and foreign taxes caused the Company’s effective tax rate to be higher than the federal statutory rate. See Note 7 to the Consolidated Financial Statements.

      The consolidated provision for income taxes for fiscal year 2003 of $34.2 million increased to 38.3% of income before taxes and minority interest compared with $33.3 million or 36.2% of income before income taxes for fiscal year 2002. The rate change was primarily due to an increase in the Company’s reserve for certain state income tax matters deemed reasonably estimable and probable and to the change in the sales mix between domestic, state and foreign operations. To a lesser extent, the rate increased as a result of the decrease in post-acquisition earnout payments that are deductible as original issue discount payments for tax purposes. The Company’s effective tax rate for fiscal year 2003 was higher than the federal statutory rate due to state and foreign income taxes and the effect of various nondeductible expenses.

Segment Results

     Manufacturer Services

      Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions at the point-of-sale based on Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. Manufacturer Services’ clients contract with us to deliver promotions for them and typically pay us a fee for each promotion delivered. In general, Manufacturer Services recognizes revenue at the time a promotion is delivered at the checkout counter of the retail store based on a per promotion charge.

      We had one client that individually accounted for more than ten percent of revenues of Manufacturer Services for the fiscal year ended March 31, 2004. In addition, we had another significant client that accounted for 9.3%, 9.6% and 9.5% of revenues generated by this segment for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. This other client has notified us that, beginning in fiscal year 2005, it does not intend to purchase our services at the levels it had spent with us in prior years. At this time, we cannot determine the impact of this spending reduction on our revenues. We will attempt to sell the product categories and cycles previously purchased by this client to other CPG manufacturers, but we cannot provide assurance that this will occur. If we are unable to replace those revenues, the reduction in business with this client may have a material adverse effect on Manufacturer Services.

Year Ended March 31, 2004 compared with Year Ended March 31, 2003

      Revenues were $253.0 million in fiscal year 2004, down 2.1% from revenues of $258.5 million in fiscal year 2003, primarily due to a reduction in the volume of promotions printed. This decrease in promotions printed was primarily attributable to a decline in CPG manufacturers spending with us in certain product categories. In the United States, the Catalina Marketing Network® was installed in approximately 17,600 stores at March 31, 2004 and reached approximately 209 million shoppers each week as compared with approximately 17,500 stores and 203 million shoppers each week at March 31, 2003. In fiscal year 2004, the Company added approximately 100 (net of deinstallations) stores to the Catalina Marketing Network® in the United States, compared with approximately 1,000 (net of deinstallations) stores in fiscal year 2003. Deinstallation activity can and does occur primarily due to the consolidation and business combination of supermarket chains as well as store closures made by retailers in the ordinary course of business. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. Maintaining our retail store base is critical to Manufacturer Services as well as the Company. The loss of any of the major retail chains from our network could have a material adverse effect on Manufacturer Services as well as the Company.

      Operating profit was $126.6 million in fiscal year 2004, down 7.7% from operating profit of $137.1 million in fiscal year 2003. The decrease in operating profit was due primarily to the decrease in revenues described above, as well as an increase in certain operating costs. Direct operating expenses increased $3.6 million in fiscal year 2004, or 5.8% over fiscal year 2003, primarily due to a change in the manner in which the Company allocates certain retailer costs. Beginning in fiscal year 2004, Manufacturer Services absorbed approximately $7.0 million of costs from Retail Services as compensation for intersegment services provided. This increase in expenses was offset primarily by approximately a $2.0 million reduction in allocated Corporate charges due to lower store-related expenses and approximately a $1.2 million decline in sales commissions. Operating profit also declined due to an increase in depreciation and amortization expense of $1.3 million, or 5.8% over fiscal year 2003. This increase was attributable to a revised corporate allocation methodology, as well as an increase in consolidated corporate depreciation and amortization costs. Total fiscal year 2004 SG&A expenses of $36.6 million remained relatively comparable with fiscal year 2003 SG&A expenses of $36.6 million.

      Net income was $75.3 million in fiscal year 2004, down 7.7% from net income of $81.6 million in fiscal year 2003. The decrease in net income was due primarily to the decrease in operating profit discussed above.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $258.5 million in fiscal year 2003, down 3.2% from revenues of $267.1 million in fiscal year 2002. The decrease was primarily the result of Manufacturer Services discontinuing the sale of direct mail products and Internet promotions in fiscal year 2003. In fiscal year 2002, direct mail revenues were approximately $13.4 million and Internet revenues were $2.7 million. These decreases offset an increase in promotional print revenues of 3.8% resulting from an increase in coupon volume from 2,868 million prints in fiscal year 2002 to 2,980 million prints in fiscal year 2003, an increase of 3.9%. In the United States, the Catalina Marketing Network® was installed in approximately 17,500 stores at March 31, 2003 and reached approximately 203 million shoppers each week as compared with approximately 16,500 stores reaching approximately 204 million shoppers each week at March 31, 2002. In fiscal year 2003, the Company installed its Catalina Marketing Network® in approximately 1,000 stores (net of deinstallations) in the United States as compared with approximately 1,000 net stores in fiscal year 2002.

      Operating profit was $137.1 million in fiscal year 2003, up 3.7% over operating profit of $132.2 million in fiscal year 2002. The increase in operating profit was due primarily to a 10% decrease year-over-year in operating expenses which was driven by the elimination of operating expenses associated with direct mail, which Manufacturer Services discontinued selling in fiscal year 2002.

      Net income was $81.6 million in fiscal year 2003, up 4.6% over net income of $78.0 million in fiscal year 2002. The increase in net income was due primarily to the increases in operating profit discussed above.

     CHR

      CHR services allow pharmaceutical and CPG manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s programs and services give its clients the ability to acquire and retain patients by providing educational information about their treatment along with the benefits of compliance, and by encouraging dialogue between patients and their health care professionals.

      CHR’s primary service offerings use in-store, prescription-based technology to provide targeted, direct-to-patient communications on behalf of its clients. These communication services include messages and educational information to healthcare patients at pharmacies throughout the Health Resource Network. The Health Resource Network is a proprietary software system that gives pharmaceutical and CPG manufacturers and retailers the opportunity to effectively communicate with patients based on their prescription buying behavior and assists patients in making more informed healthcare decisions while preserving their privacy.

      CHR primarily generates revenues by printing messages for pharmaceutical and CPG manufacturers in the Health Resource® Newsletter. When a prescription is processed via the Health Resource Network, a customized newsletter with prescription information, therapeutically relevant editorial content and product information is printed in the pharmacy and given to consumers by their pharmacist when they get their medication. These newsletters are generated for the pharmacy’s customer when a prescription is purchased based on the particular drug’s National Drug Code symbol. The message provides relevant information on prescription medications or other products in the retail store.

Year Ended March 31, 2004 compared with Year Ended March 31, 2003

      Revenues were $77.8 million in fiscal year 2004, up 23.4% from revenues of $63.0 million in fiscal year 2003. The increase in revenues was due in part to the recognition of approximately $11.6 million in revenue deferred from prior years. Such revenue was not recognized by CHR prior to fiscal year 2004 because it did not meet the necessary revenue recognition criteria. In addition, revenues increased approximately $3.2 million due to the delivery of additional revenue generating newsletters driven by an increase in pharmaceutical manufacturer spending in our Health Resource Network. The Health Resource Network was installed in approximately 11,900 pharmacies at March 31, 2004, as compared with approximately 17,800 pharmacies at March 31, 2003. The Company deinstalled its Health Resource Network in approximately 5,900 pharmacies, net of installations, in fiscal year 2004 as compared with approximately 100 net installations of pharmacies in fiscal year 2003. CHR printed approximately 1.1 billion newsletters during fiscal year 2004 in its retail pharmacy chains compared with approximately 960 million newsletters during fiscal year 2003, an increase of 11.1%.

      In fiscal year 2004, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from newsletters delivered at Eckerd and CVS were approximately $9.9 million, or 12.7%, of total CHR revenue in fiscal year 2004 and $10.4 million, or 16.5%, of total CHR revenue in fiscal year 2003. At June 30, 2004, the Health Resource Network was installed in approximately 12,000 pharmacy outlets. At this time, we cannot determine the impact this reduction in stores will have on our revenues. We will attempt to expand our access to prescription transactions at retail pharmacies both through organic growth of our current retail pharmacy chains and the addition of new retail pharmacy chains to the Health Resource Network, but we cannot provide assurance that this will occur. Maintaining and growing our retail pharmacy base, as well as access to revenue generating prescription transactions, is critical to CHR as the size and capabilities of our network provide us with a substantial competitive advantage in the industry.

      Operating profit was $12.2 million in fiscal year 2004, a $20.7 million improvement over an operating loss of $8.5 million in fiscal year 2003. The increase in operating results was due primarily to the increase in revenues described above and a reduction in direct operating and SG&A expenses. Direct operating expenses decreased $3.8 million in fiscal year 2004, or 7.7% over fiscal year 2003, primarily due to a net $3.2 million reduction in retailer fees and store-related expenses as a result of our renegotiation of contracts with key retail pharmacy chains. CHR’s field operations personnel costs were also reduced. SG&A expenses decreased $2.1 million, or 12.4%, compared with fiscal year 2003 due to a reduction in marketing, selling and other administrative expenses. The field operations and SG&A expense reductions were achieved through restructuring during fiscal year 2004.

      As a result of the revenues and expense improvements described above, net income was approximately $7.3 million in fiscal year 2004, up $12.4 million from a net loss of $5.1 million in fiscal year 2003.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $63.0 million in fiscal year 2003, down 2.7% compared with revenues of $64.8 million in fiscal year 2002. The decrease in revenues was due mainly to a decrease in revenue producing newsletters. The reduction in revenue producing newsletters resulted primarily from certain retailers limiting or excluding the type of messages being delivered to patients of their pharmacies. The Health Resource Network was installed in approximately 17,800 pharmacies on March 31, 2003, as compared with approximately 17,700 pharmacies on March 31, 2002. The Company installed its Health Resource Network in approximately 100 additional pharmacies (net of deinstallations) in fiscal year 2003 as compared with approximately 5,100 net additional pharmacies in fiscal year 2002.

      Operating loss was $8.5 million in fiscal year 2003, compared with an operating loss of $3.5 million in fiscal year 2002. The increase in operating loss was due primarily to a decrease in revenues and a 6.6% increase in fees paid to retailers, a 44.3% increase in information technology costs and a 36.8% increase in sales personnel costs.

      Net loss was $5.1 million in fiscal year 2003, as compared with a net loss of $2.1 million in fiscal year 2002. The increase in net loss was due mainly to an increase in operating loss discussed above.

     International

      The Catalina Marketing Network® operates internationally in a similar manner to the domestic business by offering a full range of targeted marketing solutions to many of the top 100 CPG manufacturers and enjoys relationships with major supermarket, hypermarket and other retailers based primarily on a syndicated platform. The financial and statistical results of the Company’s wholly and majority owned foreign subsidiaries are included for the twelve-month period ending December 31, which is their fiscal year end. In fiscal year 2004, the Company provided in-store electronic targeted marketing services for clients in France, Italy, the United Kingdom and Japan and continued to expand its behavior-based targeting capabilities in Europe by beginning a pilot test in Germany. As of the end of fiscal year 2004, the network was installed in approximately 4,420 retail locations in Europe and approximately 1,130 locations in Japan and reached more than 65 million consumers each week. As of the end of fiscal year 2004, our network was installed in approximately 3,250 retail locations across twelve supermarket, hypermarket and other retail chains in France. In Italy, the Company was partnered with seven major retail chains in approximately 570 stores at the end of fiscal year 2004. In the United Kingdom, the Catalina Marketing Network® was installed in approximately 590 stores in a single chain. In Japan, the network was installed in approximately 1,130 stores across nine retail chains, of which three are among the top five general merchandise chains in Japan.

Year Ended March 31, 2004 compared with Year Ended March 31, 2003

      Revenues were $49.6 million in fiscal year 2004, up 65.3% from revenues of $30.0 million in fiscal year 2003. The increase in revenues was due primarily to an increase in manufacturer and retail promotions printed by retail and manufacturer clients in France. Revenue growth was also generated from a full year of participation in the Catalina Marketing Network® of a French retailer that was added to the network during the latter part of fiscal year 2003. Outside of the United States, the Catalina Marketing Network® was installed in approximately 5,500 stores at the end of fiscal year 2004, and reached over 65 million shoppers each week as compared with approximately 4,000 stores and over 46 million shoppers each week at the end of fiscal year 2003. Internationally, the Company installed approximately 1,500 stores (net of deinstallations) in fiscal year 2004 as compared with approximately 700 net new installations in fiscal year 2003.

      Operating income was $5.5 million in fiscal year 2004, up $6.7 million from an operating loss of $1.2 million in fiscal year 2003. The increase in operating results was due primarily to the increase in France revenues described above and was partially offset by an increase in direct operating and SG&A expenses in fiscal year 2004. International direct operating expenses increased $5.0 million, or 49.9%, in 2004, primarily due to an increase in the number of stores installed on the network and a corresponding increase in printer and store-related expenses and staffing related costs. SG&A expenses also increased by $5.3 million, or 30.7%, primarily due to the addition of sales personnel. Depreciation and amortization expense for fiscal year 2004 increased $2.6 million, or 67.5%, primarily due to growth in the store base.

      Net income was $0.5 million in fiscal year 2004, compared with a net loss of $3.2 million in fiscal year 2003. The $3.7 million increase in net income was due primarily to the increase in operating profit discussed above.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $30.0 million in fiscal year 2003, up 39.0% over revenues of $21.6 million in fiscal year 2002. The increase in revenues was due mainly to increased manufacturer and retailer promotions printed in France which resulted from additional network utilization by French retail and manufacturer clients. To a lesser extent, revenues grew from the addition of a French retailer to the Catalina Marketing Network® during the latter part of fiscal year 2003. Outside of the United States, the Catalina Marketing Network® was installed in approximately 4,000 stores at fiscal year end 2003, which reached over 46 million shoppers each week as compared with approximately 3,300 stores reaching approximately 37 million shoppers each week at fiscal year end 2002. Internationally, the Company installed approximately 700 net additional stores in fiscal year 2003 as compared with approximately 800 net additional stores in fiscal year 2002.

      Operating loss was $1.2 million in fiscal year 2003, compared with an operating loss of $3.3 million in fiscal year 2002. The decrease in the operating loss was due mainly to the increased revenues in France described above.

      Net loss was $3.2 million in fiscal year 2003, compared with a net loss of $4.8 million in fiscal year 2002. The decrease in the net loss was due primarily to the increase in revenues in France described above.

     Other Segments and Corporate

      Retail Services and CMRS comprise our “Other” operating segment. Total revenues generated by this segment were $41.7 million, $48.5 million and $44.2 million in fiscal years 2004, 2003 and 2002, respectively. The decrease in revenues was primarily from a 16.5% decline in revenues in Retail Services in fiscal year 2004 compared with a 17.0% increase in fiscal year 2003. The decline in fiscal year 2004 revenues was primarily a result of a reduction in loyalty card sales and data-entry services.

      In fiscal year 2004, the Company announced plans to reorganize its operations and focus on businesses which maximize our proprietary and strategic advantages. Specifically, we announced our plan to restructure our domestic and international businesses to focus primarily on point-of-sale applications within the CPG, pharmaceutical and retail industries. As part of our reorganization, we sold our loyalty card and data-entry services business on March 31, 2004. Operating profit includes a $21.2 million impairment charge related to CMRS as previously discussed in “Consolidated Results of Operations.”

      During fiscal year 2004, in an effort to optimize our selling efforts with our manufacturer and retail clients, we started to restructure our Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services. We anticipate that in our future periodic reports, Retail Services segment data will be combined with Manufacturer Services data.

      Direct operating expenses for the Company’s corporate group include costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources, and executive management. These costs are included in direct operating expenses, SG&A costs and depreciation and amortization expense in the accompanying Consolidated Income Statements for the fiscal years ended March 31, 2004, 2003 and 2002. For purposes of segment reporting, these corporate costs are allocated to the Manufacturer Services, Retail Services, CHR, DMS and CMRS business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Of the total corporate group operating expenses, 70.6%, 77.6% and 75.9% were allocated to our operating segments during the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      In addition, costs incurred in connection with the completion of our Annual Report on Form 10-K for fiscal year 2003, including the restatement of our financial statements for fiscal years 2002 and 2001, such as legal fees, external audit fees, director meeting fees and other related costs, were significantly higher in fiscal year 2004 compared with prior years. The approximate amount of these fees in fiscal year 2004 was $7.3 million. These increased fees are expected to continue in fiscal year 2005.

Operations Designated to be Divested by the Company

      As noted above and in previous filings, in November 2003, the Company announced its intent to divest of certain businesses that were deemed not to be strategically aligned with the Company’s current core competencies, including DMS, Japan Billboard and CMRS. Aggregate revenues generated by DMS, Japan Billboard and CMRS accounted for 13.6%, 18.5% and 16.9% of the Company’s total revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Aggregate net loss generated by DMS, Japan Billboard and CMRS for fiscal year 2004 totalled $81.4 million. In fiscal years 2003 and 2002, these businesses generated aggregate net income of $2.3 million and $4.1 million, respectively. CMRS operations are included in the segment results under “Other Segments and Corporate” discussed above. The DMS and Japan Billboard business segments are described below. Although these segments have been targeted for divestiture by the Company, the results of operations for these segments are reflected in continuing operations in our Consolidated Financial Statements. The Company has concluded that these businesses do not qualify for “held for sale” treatment at March 31, 2004 pursuant to SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”).

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

      DMS service offerings include Sample Logic®, Retail Solutions and One-to-One Direct®. Sample Logic® uses consumer purchase data provided by our retailers to deliver targeted product samples and promotions to consumers’ homes. Retail Solutions develops and delivers direct mail customer campaigns, primarily change in lifestyle (i.e., new homeowner), as well as customer reward and loyalty strategies. One-to-One Direct® was designed to deliver coupons from multiple consumer products goods manufacturers in a single mailing, using data provided by our retailers, to consumers in their home. The Company suspended the One-to-One Direct® service in December 2003.

Year Ended March 31, 2004 compared with Year Ended March 31, 2003

      Revenues were $37.1 million in fiscal year 2004, down 26.2% from revenues of $50.3 million in fiscal year 2003. The decrease in revenues was due primarily to an $8.6 million decline in Sample Logic® sales and a $5.4 million reduction in revenues year-over-year due to the suspension of One-to-One Direct® services in December of 2003.

      Operating loss was $31.9 million in fiscal year 2004, down from an operating profit of $1.9 million in fiscal year 2003. In addition to the decline in revenues described above, the decrease in operating profit was primarily the result of a $29.8 million goodwill impairment charge as previously discussed in “Consolidated Results of Operations.”

      Net loss was $31.1 million in fiscal year 2004, down from net income of $1.2 million in fiscal year 2003. The decrease in net income was due mainly to the decrease in operating profit described above.

Year Ended March 31, 2003 compared with Year Ended March 31, 2002

      Revenues were $50.3 million in fiscal year 2003, up 43.7% over revenues of $35.0 million in fiscal year 2002. The increase in revenues was due primarily to increased sales of Sample Logic® which was introduced late in fiscal year 2002. Revenues from Sample Logic® were $33.1 million in fiscal year 2003, compared with $5.8 million in fiscal year 2002.

      Operating profit was $1.9 million in fiscal year 2003, down 6.3% from operating profit of $2.1 million in fiscal year 2002, primarily due to increased operating expenses. Operating expenses increased from fiscal year 2002, primarily as a result of a 46.3% increase in production and delivery costs of direct mail products, primarily associated with Sample Logic®, and a 15.1% increase in sales personnel costs.

      Net income of $1.2 million in fiscal year 2003 was unchanged as compared with fiscal year 2002.

     Japan Billboard

      Japan Billboard, also referred to herein as PMKK, is a wholly-owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. Japan Billboard primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of leading clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of Japan Billboard. Upon completion and installation, the billboards are financed through third-party financing companies. Japan Billboard is required to make rental payments to building owners for space on the rooftops and faces of buildings where the billboards are installed. Japan Billboard provides the maintenance for their billboards during the life of the contracts which generally range from three to six years.

      In May 2003, the Company, through one of its wholly-owned subsidiaries, exercised a call option contained in the purchase agreement dated October 10, 1996, among the Company, PMKK and certain minority shareholders of PMKK, to purchase the remaining 49.0% of the voting equity interest in PMKK held by certain minority shareholders for an aggregate purchase price equal to $23.2 million in cash, based on foreign currency exchange rates at the payment date in July 2003. The Company exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of a put option available to the minority shareholders. PMKK is now wholly owned by the Company. The purchase price was based on a pre-determined formula of enterprise value based on PMKK’s performance during the previous four quarters. Subsequently, we determined that the carrying value of the Japan Billboard business had been impaired primarily because the purchase price paid under the predetermined formula described above was in excess of the fair value of the Japan Billboard business. In addition, the Voluntary Global Tobacco Marketing Initiative, described below, has had a significant negative impact on the Japan Billboard business.

      The passage and adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002 has significantly affected the manner in which tobacco companies in Japan can market, promote and advertise their products. As a result of the implementation of this Initiative, Japan Billboard’s primary client began to reduce their advertising expenditures for billboards significantly, as well as most other media and promotional spending. The Initiative, as it relates to outdoor advertising, mandated that the maximum visual dimension of any billboard advertisement be limited to 35 square meters. As a result, a significant number of Japan Billboard’s sales contracts covering a broad network of large-sized billboards with this client were either terminated or not renewed. In those cases, Japan Billboard has actively sought replacement business to both forestall the significant cost of sign removal and begin cultivating new revenues.

As a result of the Initiative, Japan Billboard recognized charges to earnings of $1.7 million in fiscal year 2003 as a result of the early retirement of several billboards.

      In January 2004, Japan’s Ministry of Health announced its intention to sign and ratify its involvement in the World Health Organization’s recently adopted international Framework Convention on Tobacco Control (“FCTC”) that will come into effect when 40 countries have signed. The adoption of FCTC will limit the ability of tobacco companies to advertise tobacco products on billboards in Japan. The effects of FCTC are significant to Japan Billboard and the Company expects a further reduction in revenues from PMKK’s clients. As a result of this information, the Company has performed impairment testing pursuant to SFAS No. 142 and SFAS No. 144. Additionally, the Company has calculated the effect of the retirement obligation pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). As a result, in fiscal year 2004, the Company recognized a charge of $30.5 million related to the impairment of goodwill and a charge of $4.1 million related to the impairment of long-lived assets and non-recoverable asset retirement costs. During fiscal year 2004, the Company announced its intention to divest the Japan Billboard business.

Year Ended March 31, 2004 compared with Year Ended March 31, 2003

      Revenues were $14.7 million in fiscal year 2004, down 30.2% compared with revenues of $21.1 million in fiscal year 2003. The decrease in revenues was due mainly to a continued reduction in spending from one tobacco producing client related to the Initiative.

      Operating loss was $35.3 million in fiscal year 2004, a $35.8 million decline from an operating profit of $0.5 million in fiscal year 2003. In addition to the decline in revenues described above, the decrease in operating results was primarily the result of a $30.5 million goodwill impairment charge, a $4.1 million billboard asset impairment charge and a $0.3 million increase in depreciation expense due to the effect of the adoption of SFAS No. 143 to record disposal and retirement obligations on its long-lived billboard assets. The reduction in revenue was offset in part by a $3.8 million, or 24.6%, reduction in operating expenses associated with fewer billboards.

      Net loss was $37.8 million in fiscal year 2004, as compared with net income of $0.1 million in fiscal year 2003. The decrease in net income was due mainly to the decrease in operating profit discussed above and, to a lesser extent, a $1.3 million increase in the tax provision associated primarily with the recording of a valuation allowance on the segment’s net deferred tax assets.

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

     Foreign Currency Translation and Its Effect on Revenues

      Our consolidated revenues for the fiscal year ended March 31, 2004 were $473.0 million, which includes $64.3 million from our foreign operations.

      The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese Yen. These currencies strengthened against the United States Dollar during our fiscal year ended 2004. Accordingly, revenues in United States Dollars for our foreign operations would have been

12.8% lower for the fiscal year 2004, if translated using the weighted average currency translation rates for fiscal year 2003.

     Liquidity and Capital Resources

      Our primary sources of liquidity have been cash flows generated from operations, a credit agreement with a syndicate of commercial banks with a revolving loan credit facility of up to $30 million (“Corporate Facility”), various credit agreements entered into by our Japan subsidiary (“Japan Credit Facilities”) and the indebtedness under a lease arrangement in the amount of $29.6 million. Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations in fiscal year 2004 and through the current date have been sufficient to meet our liquidity needs and, with the expectation that the Corporate Facility will be refinanced prior to its expiration in August 2004, the Company believes that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months. Cash on hand as of March 31, 2004 was $72.7 million. Of the total amount on hand, approximately $9.9 million is inaccessible without additional costs due to foreign repatriation restrictions.

      We have no significant long-term debt other than outstanding installment payables in Japan and the indebtedness under the lease agreement governing our headquarters facility. We will continue to invest in sales and marketing, in our Catalina Marketing Network® and in other support technology and enhanced systems of reporting and controls.

      We believe that our policy regarding the availability of sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, creation and expansion of markets, investments, acquisitions, share repurchases, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facilities, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

      Cash Flows for the Fiscal Year Ended March 31, 2004 compared with the Fiscal Year Ended March 31, 2003. During fiscal year 2004, we generated cash flows from operating activities of $138.1 million compared with cash flows generated from operating activities of $118.5 million in fiscal year 2003. Cash flows generated from operations increased $19.6 million primarily due to a decrease in our accounts receivable, which was a source of cash of $19.5 million in fiscal year 2004. Cash flows generated from operating activities in fiscal year 2004 include non-cash charges for depreciation of $45.9 million and impairment of $85.6 million. The cash flows provided by operating activities were used to make capital expenditures, purchase the minority interest of PMKK, to repurchase our common stock and to make payments on our external borrowings. Overall, our cash increased $71.0 million as a result of these net sources of cash.

      On July 25, 2002, the Board of Directors authorized $85.7 million of funds to be available for the repurchase of the Company’s common stock adding to the $14.3 million previously authorized, for a total of $100 million of repurchase authorization. During the fiscal year ended March 31, 2004, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. During the fiscal year ended March 31, 2003, the Company repurchased 3,132,100 shares of its common stock for a total of $72.0 million, $42.7 million of which was included under the $100 million authorization. As of the date of this report, approximately $44.0 million remains available under the existing repurchase authorization.

      On October 10, 1996, the Company purchased 51% of Japan Billboard. Terms of the purchase agreement provided a call option whereby the Company had the right, beginning in May 2002, to purchase the remaining 49% of PMKK, at a price calculated based upon an earnings multiple pursuant to the call formula, as defined in the purchase agreement. The terms of the purchase agreement also provided for a put option whereby the minority shareholders, effective May 2003, had the right to require the Company to purchase the remaining 49% of PMKK at a price calculated based upon an earnings multiple pursuant to the put formula as defined in the purchase agreement.

      In May 2003, the Company, through one of its wholly-owned subsidiaries, exercised its call option provided in the PMKK purchase agreement to acquire the remaining 49% from the minority interest shareholders for $23.2 million in cash consideration, based on foreign exchange rates as of the payment date in July 2003. The Company exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of the put option by the minority shareholders.

      Cash Flows for the Fiscal Year Ended March 31, 2003 compared with the Fiscal Year Ended March 31, 2002. During fiscal year 2003, we generated cash flows from operating activities of $118.5 million, compared with cash flows from operating activities of $118.2 in fiscal year 2002. The cash flows provided by operating activities and proceeds from the issuance of common and subsidiary stock were used to repurchase the Company’s common stock, make capital expenditures, fund earnout payments, purchase minority shares of a subsidiary and make payments on our external borrowings. Overall, our cash decreased $11.9 million as a result of these net uses of cash.

      On June 19, 2002, the Company commenced a tender offer to purchase certain eligible outstanding shares of common stock of CHR, a majority-owned subsidiary, at a purchase price of $33.00 per share. Certain then current and former employees and directors of CHR owned the outstanding minority shares. During the fiscal year ended March 31, 2003, the Company purchased 731,921 of the outstanding shares of CHR common stock for approximately $24.2 million. As of March 31, 2004, the Company held 5,771,921 of the total 6,012,098 outstanding shares, or 96%, of CHR common stock. The tender offer expired on October 16, 2002. The Company expects to tender in the future for the remaining outstanding shares of common stock. On March 31, 2004, there were outstanding options to acquire 63,264 shares of CHR common stock, owned by current and former employees of CHR.

      Cash Flows for the Fiscal Year Ended March 31, 2002 compared with the Fiscal Year Ended March 31, 2001. For the year ended March 31, 2002, we generated cash flows from operating activities of $118.2 million compared with cash flows from operating activities of $91.2 million in fiscal 2001. The cash flows provided by operating activities, proceeds from the issuance of common and subsidiary stock and external borrowings during fiscal year 2002 were used for acquisitions, earnout payments on prior acquisitions, to purchase minority shares of a subsidiary, make capital expenditures and repurchase the Company’s common stock. Overall, our cash increased $8.3 million as a result of these net sources of cash.

Other Sources of Liquidity

      In addition to our cash flows generated from operations, the Company’s access to the Corporate Facility and Japan Credit Facilities provide additional sources of liquidity.

      The Corporate Facility. The Corporate Facility is available to finance capital expenditures, current operating requirements in our domestic and European subsidiaries and other investments. The Corporate Facility expires on August 31, 2004. On November 25, 2003, the balance outstanding under the Corporate Facility of $5.0 million was repaid, and no additional amounts have been borrowed through the date of this Annual Report on Form 10-K.

      The material terms of the Corporate Facility include the following:

•	Available borrowings of $30.0 million.

•	Cash in excess of $5.0 million, net of outstanding payroll and disbursement checks, must be deposited with the bank group; however, the use of this cash is not restricted beyond the restrictions on investments discussed below.

•	Investments are restricted to $10.0 million above “permitted existing investments.”

•	Required quarterly compliance certificates of un-audited results and updates of audit progress.

•	Available borrowings are guaranteed by a pledge of the stock of all material domestic subsidiaries (as defined in the Corporate Facility) and a pledge of the assets of the Company and certain of our domestic subsidiaries, with the exception of the corporate headquarters building.

•	Requires supermajority approval (75%) of the banks in the Corporate Facility for non-disclosed divestitures or asset sales exceeding $5.0 million.

•	Restrictions placed on the sale of assets.

•	Required lender approval (51%) is necessary for the repurchase of shares of common stock or the retirement of options exercisable for shares of our common stock, other than the retirement of such options from our current or former employees; provided that the aggregate amount of all such retired options does not exceed $0.5 million.

      In September 2003, interest on the Corporate Facility increased from LIBOR plus 0.5% to LIBOR plus 2.0% on Eurodollar loans and from Prime to Prime plus 1.0% on floating loans. Upon completion of the Company’s Consolidated Financial Statements for fiscal year ended 2003, in May 2004, the interest pricing was reduced to LIBOR plus 1.5% on Eurodollar loans and Prime on floating loans. Unused facility fees increased during fiscal year ended 2004 from 15 basis points to 50 basis points on the unused portion of the facility, but were reduced back to 25 basis points following the filing of the Company’s Consolidated Financial Statements for fiscal year ended 2003.

      We believe that we will be able to either renegotiate or replace the Corporate Facility prior to its expiration in August 2004 with terms that will be at least as favorable as the terms of the Corporate Facility, however, there can be no assurances that we will be able to renegotiate terms that are as favorable to the Company as those of the existing Corporate Facility. Although we believe that cash generated from operations under economic conditions similar to those currently existing will be sufficient to meet our liquidity requirements, failure to renegotiate the terms of or to replace the Corporate Facility on terms that are at least as favorable to us could have, in conjunction with other unknown events related to our liquidity or future business prospects, a material adverse effect on our ability to provide sufficient cash to fund our operations.

      The Japan Credit Facilities. The financing requirements of Catalina Marketing Japan K.K are funded with available credit under the Japan Agreement, which totaled 3.5 billion yen at March 31, 2004, or approximately $33.6 million based on March 31, 2004 currency exchange rates. The Japan Agreement provides for a revolving credit facility up to 1.5 billion yen ($14.4 million based on the currency exchange rates at March 31, 2004) and a term credit facility of up to 2.0 billion yen ($19.2 million based on the currency exchange rates at March 31, 2004) as of March 31, 2004. The revolving credit facility expires on August 31, 2004. The term credit facility matures on March 31, 2005. At December 31, 2003, the fiscal year end of our Japan operations, the balance outstanding under the Japan Credit Facilities was $32.6 million and is reflected in the accompanying Consolidated Balance Sheets as short-term debt. As of March 31, 2004, Japan also had outstanding installment loan payable balances of $2.1 million of short-term debt and $0.3 million of long-term debt.

      An additional credit facility in Japan provides up to 600 million yen, of which 250 million yen ($2.3 million) was outstanding at December 31, 2003. The additional Japan credit facility expires in July 2004 at which time the Company expects to repay this facility.

      The Japan Credit Facilities are guaranteed by the Company and certain of our domestic subsidiaries, and a pledge of the assets of the Company and those subsidiaries, with the exception of the corporate headquarters building. As of March 31, 2004, there was $34.9 million outstanding under the Japan Credit Facilities. Since our foreign subsidiaries’ fiscal years end on December 31, the debt balances outstanding reflected in our Consolidated Financial Statements are actual outstanding amounts as of their year end.

      During fiscal year 2004, interest rate pricing increased 75 basis points on the term loan and 125 basis points on the revolver, until such time the fiscal year 2003 audited financial statements were filed with the SEC. Subsequent to the end of fiscal year 2004, as of the date of filing of our Annual Report on Form 10-K for fiscal year 2003, interest on the term loan returned to the previous pricing while pricing on the revolver is based on a grid, contained in the loan agreement, which is 25 to 125 basis points above the original pricing.

      The Lease Agreement. The lease agreement governs the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida. These borrowings are guaranteed by a lien on our corporate headquarters. The initial lease term expires in October 2005. At the expiration of the initial lease term for our building, we have the option of extending the lease for as many as three, five-year renewal periods, or purchasing the building for approximately $30.5 million.

      Due to the unavailability of audited financial statements for fiscal year 2003, the interest rate pricing of the lease increased as of September 2003 to the highest level on the pricing grid contained in the lease agreement, plus 0.375%. Approximately $28,500 per month of the amount we pay is held in escrow, and will be returned to us to the extent this amount exceeds the actual interest that would have been incurred based upon the actual pricing levels that would have been calculated during the time period from September 25, 2003 until the end of the waiver period, with the provision that the covenant compliance certificates are submitted to the bank within 90 days of the Waiver Termination Date, which is defined in the Corporate Facility as the earlier of the completion of Catalina’s audit for fiscal year March 31, 2004 and review of all outstanding quarterly financial statements by our independent certified public accountants, or August 31, 2004.

      The Company incurred financing fees of approximately $1.1 million for the bank credit line extensions and amendments and lease-financing waivers during fiscal year 2004. The financing fees have been deferred and are being amortized over the remaining lives of the respective agreements, of which $0.9 million was recognized as interest expense in fiscal year 2004.

Capital Requirements

      Contractual Obligations. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Some of these obligations, such as short-term borrowings and long-term debt and related interest payments, are reflected in our Consolidated Financial Statements. In addition, we have entered into long-term contracts to acquire goods or services in the future which are not currently reflected in our Consolidated Financial Statements and will be reflected in future periods as the goods are received or services are rendered. A summary of our contractual cash obligations and commitments at March 31, 2004 follows (in thousands):

		Payments Due by Period

			Between	Between
		Before	April 1, 2005	April 1, 2007	After
Contractual cash obligations	Total	March 31, 2005	and March 31, 2007	and March 31, 2009	March 31, 2009

Short-term borrowings(1)	$37,778	$37,778	$—	$—	$—
Long-term debt(2)	31,411	949	30,462	—
Postretirement medical benefit costs(3)	1,270	89	216	258	707
Operating leases	23,837	5,147	8,714	6,840	3,136
Purchase obligations for in-store equipment	16,552	5,578	8,496	2,478	—

Total	$110,848	$49,541	$47,888	$9,576	$3,843

(1)	Our short-term borrowings consist of amounts borrowed under the Japan Credit Facilities, current portions due under installment loan payable balances and related interest payments.

(2)	Long-term debt includes the principal obligation under our headquarters lease with a variable interest entity and related interest payments required to be paid determined by using rates in effect at March 31, 2004. Long-term debt also includes outstanding installment payable balances in Japan.

(3)	Estimated future cash flow requirements are provided by our actuary. The amounts are expected to be paid from cash generated from operations.

      Our Consolidated Balance Sheets include the accounts of the variable interest entity which owns our headquarters building in St. Petersburg, Florida. At the expiration of the initial lease term for our building, we have the option of extending the lease for as many as three, five-year renewal periods, or purchasing the building for approximately $30.5 million. The Company also has the option to purchase the building at any time before the expiration of the initial lease term in October 2005. In the event we elect to purchase the building, we may arrange third-party financing for the purchase or, depending upon availability, utilize cash from operations, either entirely or in combination with long-term financing. If we elect to neither extend the lease term nor purchase the building, the building will be sold, at which time we may negotiate a lease with the new owner. We believe that the option to renew the lease or purchase the building, either individually or in some combination thereof, or renegotiation of the lease in the event of a sale of the building, will allow us to satisfy our obligation for our headquarters building. See Note 8 to the Consolidated Financial Statements.

      Capital Expenditures. The Company’s primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $13,000 per store. Capital expenditures were $26.4 million for the year ended March 31, 2004 compared with $42.6 million for the year ended March 31, 2003. Capital expenditures were lower in fiscal year 2004 as compared with fiscal year 2003 because of fewer installations of retail point-of-sale equipment and lower expenditures for information technology primarily due to an initiative to reduce spending for our domestic operations in fiscal year 2004. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. We typically finance our capital expenditures for in-store equipment with cash generated from operations. Because in-store installations do not follow a pattern that necessarily coincides with our operating cash flows, we may finance our capital expenditures for this equipment with proceeds from our Corporate Facility. Commitments for purchases of in-store equipment as of March 31, 2004 totaled $16.6 million, which includes a commitment of $1.3 million for the purchase of paper supplies.

      Contingent Earnout Payment. In 1999, the Company, through one of its wholly-owned subsidiaries, executed a final deferred contingency earnout agreement with the previous minority partners of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn out payment based on a predetermined formula over the applicable four consecutive quarters of earnings during a time period ending between 2006 and 2007. The Company is not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

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

      Impairment Testing of Goodwill. In accordance with SFAS No. 142, the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for our reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. The Company estimates a corporate-wide weighted average cost of capital to use as the discount rate. This rate is applied to our reporting units until such time that the Company decides to divest those units. At such time, the Company applies an entity-specific discount rate to the cash flows of the reporting units. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

      Impairment Testing of Long-Lived Assets. In accordance with SFAS No. 144, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing for impairment, the Company is required to estimate the specific cash inflows and outflows expected to be generated from the long-lived asset during its remaining useful life. Changes to management’s judgments and estimates used in determining the timing of testing, the specific net cash flows related to the asset, the asset’s remaining useful life, or the projected amount of future net cash flows could materially affect the outcome of the impairment analysis. In addition, if the undiscounted cash flows are less than the asset’s net book value, then management must determine the fair market value of the asset. Generally, quoted market prices in active markets are not available for the Company’s significant long-lived assets. As such, management generally uses a discounted cash flow technique to determine the fair value. Management’s assumptions regarding the discount rate used to apply to the forecasted future net cash flows can also materially affect the outcome of the impairment analysis.

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

      Tax Contingencies. Despite our belief that our tax positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax contingencies. Our contingencies are adjusted in light of changing facts and circumstances, such as the progress of our tax audits as well as evolving case law. Our income tax expense includes the impact of contingency provisions and changes to our contingencies that we consider appropriate. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments.

Accounting Standards Not Yet Adopted

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

      On May 17, 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-2”), which supercedes FSP 106-1. FSP 106-2 provides guidance related to the accounting for the effect of the subsidy on the Company’s postretirement health care plan at such time that a conclusion has been reached that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act, and accounting guidance for those circumstances in which the expected subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. The Company has deferred recognition of the effects of the new law until such time as the actuarial equivalency and the effect of the subsidy can be determined. Accordingly, the accumulated postretirement benefit obligation reflected in Note 15 in the accompanying Consolidated Financial Statements does not consider any amount associated with the subsidy. The Company is unable to determine the effect of the law, if any, on its future financial position, results of operations and financial statement disclosures.

Proposed Accounting Guidance

      The FASB has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. The proposed rules could be implemented as early as the end of 2004. Under the proposed rules, the Company would be required to recognize compensation expense related to stock options granted to employees and board members after December 15, 2004. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, the Company would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

RISK FACTORS

Risk Factors Relating to Our Business

Increased competition could reduce the demand for our services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

      Competition in the promotions and marketing services business is intense and includes many competitors. The Company competes for manufacturers’ advertising and consumer promotion budgets with a wide range of media including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. While the Company believes it provides unique, cost-effective targeted marketing services, there are many parameters on which a consumer packaged goods, pharmaceutical manufacturer or retailer may base its decision to allocate advertising or promotional expenditures, and there can be no assurance that our services will continue to compete effectively against other formats or that consumer packaged goods and pharmaceutical manufacturers and retailers will continue to use our marketing services. We also expect our competitors to continue to improve the performance of their current products or services, to reduce sales prices of their existing products and services and to introduce new products or services that may offer greater performance and improved pricing.

      In addition, changes in technology may enable merchants and retail companies to implement or install their own proprietary point-of-sale systems or provide other solutions for the distribution of incentives and messages. To the extent that a retailer installs a custom point-of-sale system or the system of a competitor in a retail location that is incompatible or competes with our Networks, it may be substantially more difficult to convince the retailer to replace such a system or add another system, and a retailer may be contractually bound to keep the installed system or exclude competitive systems for several years. See Item 1 — “Business — Competition.”

A shift in consumer purchasing trends for certain categories of products from traditional retail supermarkets may cause a decrease in the utilization of our services.

      Significant retailers including mass marketers and value chains do not use us for their marketing services for the distribution of coupons, incentives and messages. Many retailers utilize our competitors for such services and some conduct such services in-house or otherwise allocate their marketing dollars to other channels. Mass marketers and value chains have significantly increased their presence in the grocery business and retail industry over the last several years. Many mass marketers and value chains, including Wal-Mart, are not clients of the Company. As mass marketers and value chains such as Wal-Mart increase their presence in the grocery business, the percentage of retail grocery purchases that occur in stores where our networks are installed may decrease. The impact of the increased presence of mass marketers and value chains is particularly pronounced in certain product categories. In addition, if consumers continue to shift to alternative shopping channels, like club stores, mass merchandisers and value chains, the ability and effectiveness of the Catalina Marketing Network® to reach retail shoppers may decline. Any such change in shopping behavior could have a material adverse effect on our results of operations or financial condition.

Our success depends on our relationships with retailers and pharmacies that provide access to consumers in their retail locations and pharmacies.

      We depend on retail stores and pharmacies to provide access to transactions with consumers and allow us to install the Catalina Marketing Network® and Health Resource Network on their premises. We believe that our relationships with our current retail and pharmacy clients are strong, however, in the past, some retailers and pharmacies have required us to remove our network from their stores or negotiate significantly different or less advantageous terms in order for us to maintain networks in their stores. Should any of our significant retailers or pharmacy chains reduce in size, cease to exist, not renew our agreements, require us to remove our network equipment or negotiate terms with us which are less advantageous than our current agreements, the ability and effectiveness of the Catalina Marketing Network® or Health Resource Network to reach retail shoppers and access transactions and/or the profitability of our operations could be reduced.

      Consolidations between our current retail and pharmacy base and companies that do not utilize our networks may decrease the installation base of our network and reduce the utilization of our services. Internationally, certain value chains and mass marketers continue to make acquisitions in the grocery industry. Further significant acquisitions and consolidations could have a material impact on our ability to maintain and expand our international operations.

We may fail to develop new products and achieve future growth.

      A key element of our growth strategy is the development and sale of new services. While new services are currently under development, there can be no assurance that we will be able to successfully develop and market new services. The Company’s inability or failure to devise new marketing services or to complete the development or implementation of particular services for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect our ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company’s business, results of operations and financial condition. To retain and attract manufacturers, retailers and pharmacies, we believe that we must continue to introduce additional successful services. The development and deployment of new services may require significant capital expenditures on product development and client education.

Loss of data center capacity or interruption of telecommunication links could adversely affect our business.

      Our ability to protect our data centers against damage from fire, power loss, telecommunications failure or other disasters is critical to our future. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients’ requirements, which could result in decreased revenues, income and earnings per share.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights may be costly.

      We hold United States and foreign patents on various aspects of the process of promotion distribution, and have applied for additional patents. In addition, the Company regards certain computer software and each service application as proprietary and attempts to protect them through copyright and trade secret laws and internal non-disclosure agreements and similar safeguards. Certain aspects of our services may not be adequately protected from infringement or copying. Further, there can be no assurance that our patents or trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents issued to the Company.

      Third parties may infringe or misappropriate our patents or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our patents and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. See Item 1 — “Business — Intellectual Property.”

Intellectual property litigation against us may be costly and could result in the loss of significant rights.

      We expect that, as we continue to expand our service offerings and the number of competitors in targeted marketing grows, we may be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate certain of our patents. In addition, competitors and third parties may, in the future, name our clients as defendants in lawsuits, which may cause these clients to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in our paying monetary damages (which could be tripled if the infringement is found to have been willful); an injunction requiring us to stop offering our services in their current form; our having to redesign our technology and business methods, which could be costly and time-consuming, even where a redesign is feasible; or our having to pay fees to license intellectual property rights, which may result in unanticipated or higher operating costs. Any third-party claims, with or without merit, could be time consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

Legislation relating to consumer privacy and changes in government regulations may affect our ability to deliver messages and incentives and collect data that we use in providing our marketing services, which could negatively affect our ability to satisfy our clients’ needs.

      The enactment of legislation arising from public concern over consumer privacy issues could have a material adverse impact on our marketing services. Any such legislation could place restrictions upon the collection and use of information that is currently legally available, which could materially increase our cost of managing or collecting some data. Legislation or industry regulation could also prohibit us from collecting or disseminating certain types of data, coupons, promotions, messages or newsletters, which could adversely affect our ability to meet our clients’ requirements.

      With respect to CHR’s Health Resource Network, our ability to provide consumers with condition-specific health information and direct-to-patient communications may be adversely affected by concerns over heath regulatory guidelines and publicity regarding a patient’s rights to privacy. Recent proposed regulatory changes in some jurisdictions have increased manufacturer and retailer sensitivity and selectiveness as to what types of messages they will distribute in these jurisdictions. While we are currently working with our manufacturer and retailer clients to find an adequate solution to these concerns, there is no guaranty that we will be able to continue to distribute our newsletters for these clients or that there will not be additional changes in the laws and regulations in these and other jurisdictions that will further impact our operations. See Item 1 — “Government Regulation.”

Risks Related to the Investigations and Shareholder Lawsuits

We are the subject of a formal investigation by the SEC. If the investigation was to result in a regulatory proceeding or action against us, then our business and financial condition could be harmed.

      On March 4, 2004, the SEC issued a formal order of private investigation of the Company. This action follows an SEC informal investigation initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003, to inform the SEC of certain revenue recognition timing issues that management of the Company identified at CHR. The Company believes that the SEC inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2003, 2002 and 2001, which fiscal years were the subject of the various adjustments and restatements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The Company is cooperating with the SEC. As of the date hereof, the Company is not aware of any additional inquiry or investigation having been commenced against the Company related to these matters, but the Company cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the current or any future investigation was to result in action against the Company, the Company’s business and financial condition could be harmed. See, Item 3 — “Legal Proceedings — Government Investigations.”

      We have incurred substantial costs and the investigation has caused a diversion of our management’s time and attention. The length of time it may take to resolve the investigation may have an unfavorable impact on investor confidence. As a result, the market price at which our common stock trades has been, and may continue to be, adversely affected.

We and certain of our current and former officers and directors are defendants in several stockholder class action lawsuits.

      The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were consolidated in the United States District Court for the Middle District of Florida. The complaints seek unspecified compensatory damages and other relief. In addition, certain present and former officers and directors of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from the Company, and disgorgement under the Sarbanes-Oxley Act of 2002.

      We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition. Securities lawsuits may result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

Ongoing review of our public filings by the SEC may result in the further amendment or restatement of our periodic reports, and the NYSE may delist our common stock or take other action if we are unable to comply with its listing requirements. If any of the foregoing occurred, there could be a material adverse effect on the trading price of our common stock and our ability to access the capital markets.

      The SEC may provide us with comments on these filings or any of our previous filings, which would require us to amend or restate previously filed periodic reports. The NYSE did not take any delisting or other action against the Company in connection with its previous delinquent filings, but there can be no assurance that the NYSE will not take any such action in the future. If we are required to amend or restate our periodic filings, or if the NYSE delists, or attempts to delist, our common stock, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

The Company is still implementing its plan to improve its internal controls.

      The Company was first informed during the course of the audits of fiscal years 2004 and 2003 and re-audit of fiscal years 2002 and 2001 by our certified registered public accounting firm that they had identified certain “material weaknesses” and “significant deficiencies” which, if unaddressed, could result in accounting errors in our Consolidated Financial Statements. If these material weaknesses and significant deficiencies are not corrected or other accounting-related problems emerge, the Company could face additional litigation exposure and great scrutiny from the SEC and our financial condition may be adversely affected.

Recently enacted changes in the securities laws and regulations are likely to increase our costs and we may be unable to obtain the attestation of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 (the “Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the NYSE have promulgated new rules. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to maintain or obtain coverage. In addition, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If our independent registered certified public accounting firm is unable to provide us with the attestation of the adequacy of our internal control over financial reporting as of March 31, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

      As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

      The Company centrally manages its domestic debt and considers investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Eurodollar Rate or the Federal Funds Rate. International debt relates to the Company’s Japan subsidiaries and is used to fund the purchases of coupon equipment and billboards and for day-to-day operations. Additionally, interest expense associated with the indebtedness for our corporate headquarters is based on fluctuating short-term interest rates. These rates are based on the LIBOR rate and can be adjusted based on short-term rates up to six months. A 100 basis point change in interest rates, based on the March 31, 2004 and 2003 debt would not have had a material impact on our operations in fiscal years 2004 or 2003, respectively.

Foreign Operations

      Our operations outside of the United States expose the Company to movements in currency exchange rates, which can be volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variances in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to change its financing and operating strategies.

      Our revenues from foreign operations represented approximately 13.6% of the Company’s total revenues in fiscal year 2004, 10.8% in fiscal year 2003 and 10.3% in fiscal year 2002. The aggregate foreign exchange effects included in determining consolidated results of operations were approximately a $0.6 million gain in the Company’s consolidated net income in fiscal year 2004, a $1.3 million gain in fiscal year 2003 and a $0.4 million loss in fiscal year 2002. The Company has not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. The Company estimates that, based upon its fiscal year end 2004 consolidated balance sheet and the fiscal year end 2003 consolidated balance sheet, a 10% change in foreign exchange rates would not have a material effect on operating profit in fiscal year 2004 or fiscal year 2003, respectively. The Company believes that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Catalina Marketing Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Catalina Marketing Corporation and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 2, Summary of Significant Accounting Policies, effective April 1, 2003, the Company changed the manner in which it accounts for asset retirement obligations upon the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/s/ PRICEWATERHOUSECOOPERS LLP

Tampa, Florida

July 14, 2004

CATALINA MARKETING CORPORATION

CONSOLIDATED INCOME STATEMENTS

	Year Ended March 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues	$472,950	$470,709	$442,702
Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	186,207	208,381	198,392
Selling, general and administrative	140,815	125,449	107,853
Impairment charges	85,565	1,225	—
Depreciation and amortization	47,637	43,268	40,890

Total costs and expenses	460,224	378,323	347,135

Income from operations	12,726	92,386	95,567
Interest expense	3,118	2,156	3,393
Other income (expenses), net	2,325	(979)	(367)

Income before income taxes	11,933	89,251	91,807
Provision for income taxes	30,436	34,153	33,257

Income (loss) before cumulative effect of accounting change	(18,503)	55,098	58,550
Cumulative effect of accounting change, net of $0.6 million tax benefit	(770)	—	—

Net income (loss)	$(19,273)	$55,098	$58,550

Diluted:
Net income (loss) per common share before cumulative effect of accounting change	$(0.35)	$1.00	$1.03
Cumulative effect of accounting change	(.02)	—	—

Net income (loss) per common share	$(0.37)	$1.00	$1.03

Weighted average common shares outstanding	52,304	54,885	57,104
Basic:
Net income (loss) per common share before cumulative effect of accounting change	$(0.35)	$1.01	$1.05
Cumulative effect of accounting change	(.02)	—	—

Net income (loss) per common share	$(0.37)	$1.01	$1.05

Weighted average common shares outstanding	52,304	54,474	55,922

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$72,704	$1,715
Accounts receivable, net	56,963	74,849
Inventory	5,836	4,921
Investments held in trust	5,356	6,330
Deferred tax asset	8,536	14,967
Prepaid billboard rental	3,296	5,183
Prepaid expenses and other current assets	6,306	4,473

Total current assets	158,997	112,438

Property and equipment
Store equipment	232,671	222,432
Furniture and office equipment	98,806	101,947
Building	22,296	22,296
Billboards	14,556	12,230
Leasehold improvements	9,560	9,021
Land	4,110	4,110

	381,999	372,036
Less: accumulated depreciation	(255,156)	(223,293)

Property and equipment, net	126,843	148,743
Goodwill	84,743	142,416
Patents, net	13,472	14,965
Long-term deferred tax asset	—	1,402
Other assets	2,754	2,457

Total assets	$386,809	$422,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,372	$18,328
Income taxes payable	3,127	7,868
Deferred tax liability	—	672
Accrued expenses	65,778	55,733
Deferred revenue	35,730	36,295
Short-term borrowings	37,016	18,297

Total current liabilities	157,023	137,193
Long-term deferred tax liability	9,827	15,436
Long-term debt	29,908	49,926
Other long-term liabilities	4,475	2,957

Total liabilities	201,233	205,512

Commitments and contingencies
Minority interest	914	914
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 authorized shares; 52,134,462 and 52,755,192 shares issued and outstanding at March 31, 2004 and 2003, respectively	521	528
Paid-in capital	2,485	1,526
Accumulated other comprehensive income (loss)	(312)	289
Retained earnings	181,968	213,652

Total stockholders’ equity	184,662	215,995

Total liabilities and stockholders’ equity	$386,809	$422,421

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Par		Other
	Comprehensive	Number	Value of		Comprehensive		Total
	Income	of	Common	Paid-in	Income	Retained	Stockholders’
	(Loss)	Shares	Stock	Capital	(Loss)	Earnings	Equity

	(In thousands)
BALANCE AT MARCH 31, 2001		55,549	$555	$14,617	$(641)	$168,514	$183,045
Proceeds from issuance of common stock		1,304	13	18,417	—	—	18,430
Increase in investment in subsidiary, net of tax		—	—	567	—	—	567
Tax benefit from exercise of nonqualified stock options and disqualified dispositions		—	—	10,221	—	—	10,221
Repurchase, retirement and cancellation of common shares		(1,621)	(16)	(35,126)	—	(11,387)	(46,529)
Deferred compensation plan common stock units and Directors’ common stock grants		104	1	(1,029)	—	—	(1,028)
Net income	$58,550	—	—	—	—	58,550	58,550
Foreign currency translation adjustment	7	—	—	—	7	—	7

Comprehensive income	$58,557	—	—	—	—	—	—

BALANCE AT MARCH 31, 2002		55,336	553	7,667	(634)	215,677	223,263
Proceeds from issuance of common stock		430	5	7,358	—	—	7,363
Increase in investment in subsidiary, net of tax		—	—	243	—	—	243
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	1,951	—	—	1,951
Repurchase, retirement and cancellation of common stock		(3,132)	(31)	(14,819)	—	(57,123)	(71,973)
Deferred compensation plan common stock units and Directors’ common stock grants		121	1	(874)	—	—	(873)
Net income	$55,098	—	—	—	—	55,098	55,098
Foreign currency translation adjustment	923	—	—	—	923	—	923

Comprehensive income	$56,021	—	—	—	—	—	—

BALANCE AT MARCH 31, 2003		52,755	528	1,526	289	213,652	215,995
Proceeds from issuance of common stock		89	1	1,430	—	—	1,431
Increase in investment in subsidiary, net of tax		—	—	25	—	—	25
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	271	—	—	271
Repurchase, retirement and cancellation of common stock		(749)	(8)	(888)	—	(12,411)	(13,307)
Deferred compensation plan common stock units and Directors’ common stock grants		39	—	121	—	—	121
Net loss	$(19,273)	—	—	—	—	(19,273)	(19,273)
Foreign currency translation adjustment	(601)	—	—	—	(601)	—	(601)

Comprehensive loss	$(19,874)	—	—	—	—	—	—

BALANCE AT MARCH 31, 2004		52,134	$521	$2,485	$(312)	$181,968	$184,662

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(19,273)	$55,098	$58,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45,852	41,570	39,212
Amortization	1,785	1,698	1,678
Impairment charges	85,565	1,225	—
Provision for doubtful accounts	1,075	1,103	2,996
Cumulative effect of accounting change, net-of-tax	770	—	—
Amortization of deferred financing fees	909	—	—
Deferred income taxes	2,177	(350)	4,651
Loss (gain) on sale of equipment and business	2,488	564	(529)
Contribution of common stock to deferred compensation plan and directors	121	(873)	(1,028)
Tax benefit from exercise of non-qualified stock options and disqualified dispositions	271	1,951	10,221
Other	(151)	2,110	1,630
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	19,531	4,261	(11,382)
Inventory, prepaid expenses and other assets	535	5,226	1,065
Accounts payable	(3,754)	929	3,131
Taxes payable	(5,169)	1,200	1,518
Accrued expenses	7,241	2,335	11,331
Deferred revenue	(1,840)	456	(4,795)

Net cash provided by operating activities	138,133	118,503	118,249
Cash Flows from Investing Activities:
Capital expenditures	(26,427)	(42,555)	(30,813)
Proceeds from the sale of property, equipment and business	451	126	759
Business acquisition payments, net of cash acquired	(23,787)	(29,146)	(32,327)
Purchase of patents	—	—	(250)

Net cash used in investing activities	(49,763)	(71,575)	(62,631)
Cash Flows from Financing Activities:
Proceeds from (payments on) the Corporate Facility, net	(12,000)	2,000	(20,000)
Proceeds from Japan borrowings	10,591	26,864	11,437
Principal payments on Japan borrowings	(3,718)	(23,600)	(11,072)
Financing fees paid	(1,082)	—	—
Proceeds from issuance of common and subsidiary stock	1,684	7,928	18,778
Payment for repurchase of the Company’s common stock	(13,307)	(71,973)	(46,529)
Other	—	(324)	316

Net cash used in financing activities	(17,832)	(59,105)	(47,070)
Effect of exchange rate changes on cash	451	236	(265)

Net change in cash and cash equivalents	70,989	(11,941)	8,283
Cash and cash equivalents, at beginning of year	1,715	13,656	5,373

Cash and cash equivalents, at end of year	$72,704	$1,715	$13,656
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,787	$1,967	$3,141
Income taxes	$33,263	$31,405	$18,053

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business and Basis for Presentation

      Description of the Business. Catalina Marketing Corporation, a Delaware corporation, together with its subsidiaries (the “Company”), provides behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, attitudinal research programs, sampling, advertising, in-store instant-win games and other incentives, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at checkout and National Drug Code information to trigger delivery of a newsletter to consumers in pharmacy prescription checkout transactions.

      The Company is organized and managed by segments which include the following operations: Manufacturer Services, Catalina Health Resource (“CHR”), the international operations, which includes manufacturer services similar to those services provided in the United States (“International”), Retail Services, Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard” or “PMKK”), Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”). The domestic operations of the Company include Manufacturer Services, CHR, Retail Services, DMS and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. In November 2003, the Company announced its intent to divest of DMS, CMRS and Japan Billboard which were deemed not to be strategically aligned with the Company’s current core competencies. See Note 3.

      Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions at the point-of-sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction.

      CHR services allow pharmaceutical and consumer packaged goods manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of the Company’s clients. These communication services include messages and educational information to healthcare patients at the pharmacy level throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to patients based on prescription medications purchased which are identified by a National Drug Code symbol. Clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise. Communications provide clinically appropriate information while maintaining patient privacy.

      International operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic business in offering a full range of targeted marketing solutions to many of the top 100

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

consumer packaged goods manufacturers and enjoys relationships with major supermarket, hypermarket and other retailers based primarily on a syndicated platform. In fiscal year 2004, the Company continued to expand its behavior-based targeting capabilities in Europe by launching a pilot test in Germany.

      Japan Billboard is a wholly owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. Japan Billboard primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of leading clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of Japan Billboard. Upon completion and installation, the billboards are financed through third-party financing companies. Japan Billboard is required to make rental payments to building owners for the space on the rooftops and faces of buildings where the billboards are installed. Japan Billboard provides the maintenance for their billboards during the life of the contract which generally ranges from three to five years.

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

      Basis for Presentation. The Consolidated Financial Statements include the accounts of the Company and its wholly and majority owned subsidiaries. In addition, the Consolidated Financial Statements include the accounts of a variable interest entity from which the Company leases its headquarters facility in St. Petersburg, FL. The Company has determined that it is the primary beneficiary of this entity and, thus, has included the accounts of this entity pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” All intercompany transactions are eliminated in consolidation. The third-party owned portions of the Company’s majority owned subsidiaries are accounted for as minority interests in the Company’s Consolidated Financial Statements. The accounts of the wholly and majority owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end, to facilitate the timing of the Company’s closing process.

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

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 2.	Summary of Significant Accounting Policies

      Revenue Recognition and Deferred Revenue. The Company delivers its targeted marketing services through various channels. The following revenue recognition policies are followed for the Company’s significant revenue-generating segments and transactions:

Manufacturer Services and International

      The Company’s Manufacturer Services and International segments generate revenue primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is based on the total incentives delivered multiplied by a per-print fee. Delivered incentives include targeted promotions, messages and sweepstakes. The Company generally bills clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted incentives or messages for a specified category, or categories, within a four-week period referred to as a “cycle.” The delivery is based upon particular triggering transactions that are registered at the point-of-sale (i.e., the checkout counter of a retail store). The majority of Manufacturer Services contracts cover multiple cycles. The client is given the exclusive right to have incentives delivered for a particular product category during the applicable cycle.

      The Company has concluded that recognizing revenue as the incentives are delivered is a systematic and rational method that represents the pattern over which the revenue is earned and the Company’s obligations to clients are fulfilled. Furthermore, the Company believes that the exclusivity feature is not a separate deliverable apart from the delivery of the targeted incentive. Therefore, the Company recognizes in-store electronic marketing service revenue as the incentives are delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are reflected as deferred revenue and subsequently recognized when (1) the incentives are delivered or (2) in full in the eighteenth month after the end of the last cycle if the minimum number of incentives have not been delivered by the end of the last cycle specified in the contract. Occasionally, if the minimum number of program incentives is not delivered within the applicable cycles, the remaining allotment of incentives may be transferred to future cycles in order to permit the client to reach the contracted minimums.

      In certain fixed-fee program arrangements where a fixed number of targeted incentives are not required, revenue is deferred and recognized ratably over the particular cycle or cycles, regardless of the number of incentives delivered.

Catalina Health Resource (CHR)

      CHR generates revenues by providing targeted direct-to-patient communications in drug stores, referred to as the Health Resource® Newsletter, via the Health Resource Network. The Health Resource® Newsletter includes prescription information, therapeutically relevant editorial content and product information. The Company generally bills clients a minimum fee in advance of the delivery of a fixed number of customized newsletters or “messages” within specified time periods, typically 6 to 15 months. The delivery is triggered by transactions that are registered at the pharmacy’s point-of-sale. For particular product triggers, the client is given the exclusive right to have their messages delivered based upon a particular product category trigger during the applicable time period.

      The Company has concluded that recognizing revenue as the customized newsletter is delivered is a systematic and rational method that represents the pattern over which the revenue is earned and its obligations to clients are fulfilled. Furthermore, the Company believes that the exclusivity feature is not a separate deliverable apart from the delivery of the customized newsletter. CHR recognizes revenue when the newsletter is delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are deferred and recognized as revenue (1) when delivery occurs or (2) in full in the twelfth

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

month after the end of the last cycle specified in the contract. Occasionally, if the minimum number of customized newsletters is not printed, the remaining allotment of messages may be extended or transferred to other cycles in order to permit the client to reach the contracted newsletter minimums.

      In certain fixed-fee program arrangements where a fixed number of messages are not required, revenue is deferred and recognized ratably over the particular period of the related contract, regardless of the number of customized newsletters delivered.

      In some cases, a guaranteed level of performance on a direct-to-patient communication program is required, such as a required minimum return on the client’s investment. When such an uncertainty about the client’s acceptance of program performance exists, revenue is not recognized until such time that the client accepts the level of program performance.

Retail Services

      The Company’s Retail Services segment generates revenues by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®, as well as loyalty card production and data management.

      Retail Services revenues are generally recognized based on the total incentives delivered multiplied by a per-print fee, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are reflected as deferred revenue and subsequently recognized when the incentives are delivered.

      In certain fixed-fee program arrangements where a fixed number of targeted incentives are not required, revenue is deferred and recognized ratably over the contract period, regardless of the number of incentives delivered.

      Revenues associated with the sale of loyalty cards are recognized when the cards are delivered to the client’s designated locations. Data management revenue is recognized ratably as the services are provided.

      The Company engages in certain barter transactions with some of its retail clients, exchanging primarily in-store, electronic marketing delivery services (“retail incentives”) and loyalty cards for access to the retail client’s shoppers at the checkout. Access to the retail client occurs when a manufacturer incentive is delivered. The barter transactions do not result in revenue recognition because the fair value of the consideration received and the value of the combined retail marketing services and loyalty cards delivered are not determinable within the criteria established under U.S. GAAP. The retailers can defer the delivery of the Company’s retail incentives and loyalty cards up to twelve months after the initial exchange of consumer access. However, the Company estimates and accrues the projected costs to be expended for the delivery of the retail incentives and loyalty cards when access to the retail shopper is provided.

Japan Billboard

      Rental income from billboards leased to clients in Japan is recognized ratably over the contract period, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to the contract period are deferred and recognized as revenues ratably over the life of the related contracts.

Direct Marketing Services

      Revenues generated by the sale of direct-mail products to consumers are recognized when mailed, provided collection of the resulting receivable is reasonably assured. Direct costs associated with these revenue-generating activities are recognized as incurred.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      Shipping and Handling. In those instances in which the Company specifically charges clients for shipping and handling costs, such as postage, the Company includes such income in revenues. Expenditures incurred for shipping and handling costs, primarily postage, are included in direct operating expenses.

      Research and Development. The Company’s research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing and Health Resource Networks, market research, software development, and system upgrades. For each of the fiscal years ended March 31, 2004, 2003 and 2002, expenditures for research and development, which are included in selling, general and administrative expenses, were $1.2 million, $1.0 million and $1.3 million, respectively. These expenditures include internal and external labor primarily for the development of the Company’s networks.

      Advertising Costs. Advertising costs are expensed as incurred and amounted to $0.7 million, $2.0 million and $0.8 million in the years ended March 31, 2004, 2003 and 2002, respectively.

      Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries’ fiscal year and income statement accounts are translated at weighted average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses on the translation of foreign currency transactions are included in Other income (expenses), net in the Company’s Consolidated Income Statements and were a $0.6 million gain, a $1.3 million gain and a $0.4 million loss for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      Net Income (Loss) Per Common Share. For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income (loss). The following is a reconciliation of the denominator of basic and diluted earnings per share (“EPS”) computations shown on the face of the accompanying Consolidated Financial Statements (in thousands):

	Year Ended March 31,

	2004		2003	2002

Basic weighted average common shares outstanding	52,304		54,474	55,922
Dilutive effect of options outstanding	—	(1)	411	1,182

Diluted weighted average common shares outstanding	52,304		54,885	57,104

      The following outstanding options were not included in the computation of diluted EPS because their effect would have been anti-dilutive (in thousands except price per share data):

	Year Ended March 31,

	2004	2003	2002

Outstanding options	(1)	5,767	2,025
Range of prices	(1)	$26.31–$36.82	$33.46–36.82

(1)	Due to the net loss from continuing operations in fiscal year 2004, the assumed net exercise of 4,573,340 stock options were excluded in their entirety as the effect would have been anti-dilutive.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      During fiscal year 2004, the Company repurchased 749,200 outstanding common shares of stock.

      Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at fair value.

      Accounts Receivable. Accounts receivable are recorded on a gross basis less the allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing economic factors, known information about the financial condition of the clients and the amount and age of the accounts. The accounts are generally written off after all collection attempts have been exhausted. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. The following is a detail of the activity in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended March 31,

Allowance for Doubtful Accounts	2004	2003	2002

Beginning balance	$3,911	$4,154	$2,548
Increase in provision	1,075	1,103	2,996
Account write-offs, net of recoveries	(1,312)	(1,346)	(1,390)

Ending balance	$3,674	$3,911	$4,154

      Inventory. Inventory consists primarily of paper used for promotion printing and is located at clients’ locations, primarily in grocery stores and retailers’ warehouses. The Company estimates paper usage based on an average print length of the promotion at the time the promotion is delivered and uses the first-in, first-out method of costing. Inventory is stated at the lower of cost or market.

      Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, as follows: building — thirty years; store equipment — three to five years; furniture and office equipment — three to ten years; and billboards — eight years. Office equipment includes computer hardware and software bought and developed for internal use. Costs for software developed for internal use are capitalized in accordance with AICPA Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized over five years. Third-party installation costs for store equipment, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related store equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are expensed as incurred.

      Leases of space for billboards from building owners are made for terms of three to six years. At the end of such lease term, Japan Billboard has the right to renew the lease for another term. Japan Billboard adopts an estimated useful life of eight years for the depreciation of billboards. Accordingly, a portion of the initial acquisition costs of billboards may be left undepreciated if the lease contract is terminated at the end of the lease term without any renewal or extension. In such circumstances, the residual balance of the disposed billboard is expensed and the loss on disposal is recognized in the year of contract termination. Beginning in fiscal year 2004, Japan Billboard recognizes expenses associated with take-down costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In previous years, billboard take-down costs were recognized only when incurred, based on the termination of the lease agreement with building owners. See Accounting Standards Adopted in 2004 — SFAS No. 143 below for a discussion of the expenses and obligations associated with billboard take-down costs. See Note 5 for the loss recognized in fiscal years 2004 and 2003 related to billboard fixed asset impairment.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Billboards leased to clients as of March 31, 2004 were as follows (in thousands):

Billboards at cost	$12,843
Accumulated depreciation	(11,141)

Billboards, net	$1,702

      Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets, net of the fair value of liabilities assumed in a business combination. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), as of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment tests to be performed at least annually, and more frequently if events and circumstances indicate that impairment is likely. Impairment is indicated when the fair market value is less than the carrying value of the reporting unit. Asset values determined to be impaired are expensed in the period when impairment is determined. To determine fair market value, the Company uses a discounted cash flow approach, using the same assumptions as those used to develop the Company’s three-year, long-range plan, updated as necessary based on the Company’s internally-generated monthly forecasts. The Company incorporates a terminal value cash flow based upon an estimated future growth rate. During the fiscal years 2004, 2003 and 2002, the Company performed the required impairment testing. See additional discussion in Note 3.

      Patents, Net. The amount capitalized to patents includes only those patents acquired from others, primarily arising from the Company’s acquisitions of businesses. Patents are amortized over their estimated useful lives which range from 5 to 20 years, using the straight-line method.

      Impairment Testing of Long-Lived Assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying value of the long-lived assets will not be recoverable, as determined based on the expected undiscounted future cash flows of the long-lived assets, the Company’s carrying value of the long-lived assets is reduced by the amount by which the carrying value exceeds fair value. For most instances, the Company uses a discounted cash flow approach to determine fair value. Cash flows utilized in these analyses include the same assumptions as those used in the Company’s three-year, long-range plan, updated as necessary based on the Company’s internally-generated monthly forecasts. During the fiscal years 2004, 2003 and 2002, the Company performed the required impairment testing. See additional discussion in Note 5.

      Stock Based Compensation. The Company accounts for option, stock grant and stock purchase plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which approximately $0.3 million, $0.4 million, and $0.4 million in compensation expense has been recognized for fiscal years 2004, 2003 and 2002, respectively. The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Year Ended March 31,

	2004	2003	2002

Volatility	49.3%	42.0%	37.9%
Risk-free rate (based on date of grant)	3.0%	3.7%	5.0%
Expected dividend yield	0%	0%	0%
Expected life	6 years	6 years	10 years

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The per share weighted average fair values of options granted in fiscal years 2004, 2003 and 2002 are $8.04, $11.63, and $20.14, respectively.

      Had compensation expense for these plans been recognized in accordance with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Year Ended March 31,

	2004	2003	2002

Net income (loss):
As reported	$(19,273)	$55,098	$58,550
Add stock-based employee compensation expense included in reported net income, net of tax	262	417	436
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,706)	(18,514)	(24,528)

Pro forma net income (loss)	$(29,717)	$37,001	$34,458

Diluted EPS(1):
As reported	$(0.37)	$1.00	$1.03
Pro forma	$(0.57)	$0.67	$0.60
Basic EPS:
As reported	$(0.37)	$1.01	$1.05
Pro forma	$(0.57)	$0.68	$0.62

(1)	Due to the net loss from continuing operations in fiscal year 2004, the assumed net exercise of 4,573,340 stock options, were excluded in their entirety as the effect would have been anti-dilutive.

      Pro forma amounts include approximately $0.4 million, $0.8 million, and $0.7 million related to the purchase discount offered under the Purchase Plan for fiscal years 2004, 2003 and 2002, respectively. See Note 10. In fiscal year 2004, several of the Company’s executives left the Company prior to exercising their options and, as a result, their unexercised options were forfeited. The pro forma compensation expense for fiscal year 2004 shown in the table above includes a reversal of previously reported pro forma compensation expense of $16.1 million related to these forfeited options.

      Fair Value of Financial Instruments. At March 31, 2004 and 2003, the carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The carrying value of the Company’s short-term borrowings and long-term debt approximate fair value based on variable interest rates.

      Concentration of Risk. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company’s revenue and related trade receivables are derived primarily from the sale of in-store electronic marketing, direct mail, direct-to-patient communication and attitudinal research services. Accounts receivable are due primarily from companies located throughout the United States, Europe and Japan. Credit is extended based on an evaluation of the client’s financial condition and generally collateral is not required. At March 31, 2004, approximately 14.9% of Accounts receivable, net related to three clients. The Company’s three largest clients accounted for approximately 21.0% of consolidated revenue for fiscal year 2004.

      The Company relies on retail stores and pharmacies to provide access to their premises and consumers for the Catalina Marketing Network® and Health Resource Network to be successful. The Company believes the

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

impact to the networks with respect to a loss of a single retail chain or pharmacy chain may be limited due to the diversity of participation. However, approximately 55.3% of the delivered in-store promotional incentives provided for the Company’s consumer packaged goods clients during the fiscal year ended March 31, 2004, were generated from within the stores belonging to five retail chains. Also, over 91.6% of the delivered promotional materials the Company provided for pharmaceutical clients during the fiscal year ended March 31, 2004 were generated from within the pharmacies belonging to five retail pharmacy chains. If any of these five retail chains or pharmacy chains were to decide not to renew their contract with the Company, or if they reduce the number of point-of-sale locations, a material reduction in revenues could result if these point-of-sale locations, or the transactions accessed at these locations, are not replaced.

      During fiscal year 2004, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from newsletters delivered at Eckerd and CVS were approximately $9.9 million or 12.7% of total CHR revenue in fiscal year 2004, compared with $10.4 million or 16.5% of total CHR revenue in fiscal year 2003. At March 31, 2004, the Health Resource Network was installed in approximately 11,900 pharmacy outlets.

New Accounting Standards

Accounting Standards Adopted in Fiscal Year 2004

      SFAS No. 143. On April 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related asset and depreciated over the corresponding asset’s useful life.

      Upon adoption, the Company recorded a net increase in property and equipment of $0.7 million and recognized an asset retirement obligation of $2.1 million. This resulted in the recognition of a non-cash charge of $0.8 million, net of an income tax benefit of $0.6 million, which is reported as a cumulative effect of an accounting change. The effect of the adoption of SFAS No. 143 is associated with Japan Billboard’s contractual obligation to remove certain billboards upon termination or cancellation of the related financing agreement.

      If SFAS No. 143 had been adopted on April 1, 2001, the liabilities recorded on the Consolidated Balance Sheets would have been $2.0 million, $1.8 million and $2.0 million higher as of April 1, 2001, March 31, 2002 and March 31, 2003, respectively.

      Additional pro forma information, assuming the adoption of SFAS No. 143 on April 1, 2001, is as follows for the year ended March 31 (in thousands, except per share data):

	2004	2003	2002

Reported net income (loss)	$(19,273)	$55,098	$58,550
Additional income (expense), assuming the adoption of SFAS No. 143 on April 1, 2001	—	67	(10)

Pro forma net income	$(19,273)	$55,165	$58,540

Reported diluted earnings (loss) per share	$(0.37)	$1.00	$1.03
Additional income (expense), assuming the adoption of SFAS No. 143 on April 1, 2001	—	.01	—

Pro forma diluted earnings (loss) per share	$(0.37)	$1.01	$1.03

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Reconciliation of the beginning and ending amount of asset retirement obligation is as follows:

Balance as of April 1, 2003	$2,048
Liabilities recorded for billboards newly installed	46
Reduction in liabilities for billboards removed	(731)
Accretion expense	47
Increase in liabilities for changes in estimates due to the timing of future obligations, teardown costs and future cash flows	365
Currency translation adjustment	237

Balance as of March 31, 2004	$2,012

      The Company’s asset retirement obligations and the related capitalized asset retirement costs at March 31, 2004 were reassessed in accordance with SFAS No. 143, resulting in an additional liability of approximately $0.4 million. The reassessment made by the Company included the anticipated impact from decisions made by the Japan Ministry of Health’s intention to adopt and ratify its involvement in the World Health Organization’s (“WHO”) recently adopted international Framework Convention on Tobacco Control (“FCTC”) passage in January 2004. This event also required an assessment of any potential impairment with respect to the capitalized asset retirement costs. This adoption severely limits Japan Billboard’s tobacco clients in their ability to advertise tobacco products on billboards in Japan. See further discussion in Notes 3 and 5.

      Revised SFAS No. 132. In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). This revision to SFAS No. 132 is intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ended after December 15, 2003. The information provided in Note 15 to the Consolidated Financial Statements regarding the Company’s Other Postretirement Benefits includes the additional disclosures required under the revision to SFAS No. 132.

      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instrumental with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. It requires that a company classify a financial instrument that is within the standard’s scope as a liability or as an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and, for financial instruments entered into prior to May 31, 2003, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement by the Company did not have a material effect on its operating results, financial position or cash flows.

     Accounting Standards Adopted in Fiscal Year 2003

      EITF 00-21. In January 2003, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on when to account for multiple elements in an arrangement as separate units of accounting and requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of retail in-store electronic marketing services was accompanied by the sale of loyalty cards, thus

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

constituting a revenue arrangement with multiple deliverables. The Company elected to apply EITF 00-21 for the fiscal year ended March 31, 2003. The application of the provisions of EITF 00-21 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      SAB 104. In December 2003, the Staff of the SEC issued SAB No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. The provisions of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

      FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the accounting and disclosures to be made by a guarantor about obligations under certain guarantees that it has issued. It clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 requires disclosure in all financial statement presentations issued after December 15, 2002. The Company has adopted FIN 45 and, accordingly, guarantees that are required to be disclosed are included in Note 9. During fiscal years 2004, 2003 and 2002, the Company did not provide any guarantees that were required to be recognized as a liability pursuant to FIN 45.

      SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 generally requires that costs associated with an exit or disposal activity be recognized as liabilities when incurred, rather than the date of commitment to an exit plan, and it establishes that fair value is the standard for initial measurement of such liabilities. SFAS No. 146 applies to exit or disposal activities that are initiated after December 31, 2002. During fiscal years 2004 and 2003, the Company did not have any exit or disposal activities that were required to be accounted for pursuant to this new standard.

      SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” SFAS No. 148 is effective for fiscal years ended after December 15, 2002, with certain disclosure requirements effective for interim periods beginning

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

after December 15, 2002. Accordingly, the Company has provided the required disclosures in its Notes to the Consolidated Financial Statements for the year ended March 31, 2004. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options through March 31, 2004. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. See Stock Based Compensation as discussed in this Note 2.

      FIN 46 and FIN 46R. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which requires the consolidation of certain variable interest entities in which the equity holders do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created before February 1, 2003, FIN 46 requires measurement of the assets and liabilities of the variable interest entity at their carrying amounts. The provisions of FIN 46 regarding implementation date were revised by FIN 46 (revised) (“FIN 46R”). The provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

      The Company adopted FIN 46 in fiscal year 2003 and accounts for its obligation under the lease agreement on its headquarters building in accordance with its provisions. The Company leases the headquarters facility through a variable interest entity that was created in fiscal year 2001 and is partially funded by a third-party financial institution. The variable interest entity’s sole function is the leasing of the building to the Company. The accompanying Consolidated Balance Sheets reflect the carrying amount of the consolidated assets of the variable interest entity that serve as collateral, and are presented in the following table (in thousands):

	As of March 31,

	2004	2003

Land	$4,110	$4,110
Building	19,757	20,500
Leasehold improvements	762	974
Furniture and office equipment	819	1,336

	$25,448	$26,920

      Minority interest represents $0.9 million relating to the equity ownership of the variable interest entity not held by the Company.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following pro forma balance sheet and income statement as of and for fiscal year 2003 reflect the effect of the application of FIN 46 to the Company (in thousands, except per share data):

	Prior to the	Consolidation of	As Restated for
	Adoption	Variable Interest	the Adoption
	of FIN 46	Entity(1)	of FIN 46

Total current assets	$112,438	$—	$112,438
Property and equipment, net	121,823	26,920	148,743
Other assets	161,240	—	161,240

Total assets	$395,501	$26,920	$422,421

Total current liabilities	$137,193	$—	$137,193
Long-term debt	20,360	29,566	49,926
Other long-term liabilities	19,782	(1,389)	18,393
Minority interest	—	914	914
Stockholders’ equity	218,166	(2,171)	215,995

Total liabilities and stockholders’ equity	$395,501	$26,920	$422,421

	Prior to the	Consolidation of	As Restated for
	Adoption	Variable Interest	the Adoption
	of FIN 46	Entity(2)	of FIN 46

Revenues	$470,709	$—	$470,709
Costs and expenses	377,528	795	378,323

Income from operations	93,181	(795)	92,386
Interest expense	1,479	677	2,156
Other income (expenses), net	(979)	—	(979)

Income before income taxes	90,723	(1,472)	89,251
Provision for income taxes	34,727	(574)	34,153

Net income	$55,996	$(898)	$55,098

Net income per common share:
Diluted	$1.02	$(.02)	$1.00

Basic	$1.03	$(.02)	$1.01

(1)	The pro forma adjustments reflect the addition of the land, building and leasehold improvements, net of accumulated depreciation, in the amount of $26.9 million; the long-term debt related to the land, building and leasehold improvements in the amount of $29.6 million; deferred tax liability in the amount of $1.4 million; and accumulated expenses, net of taxes, for years prior to fiscal year 2003 in the amount of $2.2 million.

(2)	The pro forma adjustments reflect an increase in depreciation expense of $1.5 million, a reduction of rent expense and a corresponding increase to interest expense of $0.7 million, and an income tax benefit of $0.6 million.

      The magnitude and characterization of the adjustments made for fiscal year 2003 as shown in the table above to reflect the adoption of FIN 46 would be similar for fiscal year 2002.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Accounting Standards Not Yet Adopted

      FASB Staff Position No. 106-1 and No. 106-2. On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) in response to a new law regarding prescription drug benefits under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in the current measurement of postretirement benefit costs.

      On May 17, 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes FSP 106-1. FSP 106-2 provides guidance related to the accounting for the effect of the subsidy on the Company’s postretirement health care plan at such time that a conclusion has been reached that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act, and accounting guidance for those circumstances in which the expected subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. The Company has deferred recognition of the effects of the new law until such time as the actuarial equivalency and the effect of the subsidy can be determined. Accordingly, the accumulated postretirement benefit obligation reflected in Note 15 does not consider any amount associated with the subsidy. The Company is unable to determine the effect of the law, if any, on its future financial position, results of operations and financial statement disclosures.

Note 3.	Acquisitions, Disposition and Goodwill

      The Company has historically made acquisitions based on various factors including client relationships, service offerings, competitive position, reputation, experience and specialized know-how. The Company’s acquisition strategy was to build upon the core capabilities of its various strategic business platforms through the expansion of service capabilities. In executing the acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the Company’s existing client relationships. Due to the nature of the Company’s business, the companies it acquired frequently had minimal tangible net assets or identifiable intangible assets. The acquisition price was frequently determined by the future projected revenue and cash flow of the entity being acquired. Accordingly, a substantial portion of the purchase price was allocated to goodwill. The Company performs an annual impairment test in order to assess that the fair value of acquisitions exceeds their carrying value, inclusive of goodwill.

      At March 31, 2004, the Company sold its loyalty card and data-entry services business to an unrelated third party for $0.5 million in cash, resulting in a loss on sale of approximately $1.1 million. The loss on the sale of this business is included in Selling, general and administrative expenses on the Consolidated Statement of Income for fiscal year 2004. During fiscal 2004 and 2003, the operations of this business have been included in “Other,” as part of the Retail Services operating segment.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Changes in the carrying amount of goodwill during fiscal year 2004 were as follows (in thousands):

	Year Ended March 31, 2004

	Manufacturer						Total
	Services	CHR	DMS	Int’l	PMKK	Other	Consolidated

Beginning balance	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416
Goodwill acquired	—	—	866	—	22,921	—	23,787
Impairment	—	—	(29,788)	—	(30,493)	(21,179)	(81,460)

Ending balance	$20,210	$36,132	$1,609	$24,153	$—	$2,639	$84,743

      Changes in the carrying amount of goodwill during fiscal year 2003 were as follows (in thousands):

	Year Ended March 31, 2003

	Manufacturer						Total
	Services	CHR	DMS	Int’l	PMKK	Other	Consolidated

Beginning balance	$20,210	$11,978	$29,867	$24,112	$7,572	$23,618	$117,357
Goodwill acquired	—	24,154	664	—	—	200	25,018
Other	—	—	—	41	—	—	41

Ending balance	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416

Fiscal Year 2004 Activity

      In fiscal year 2004, DMS goodwill increased $0.9 million due to the final contingent purchase price payment made in the fourth quarter to the former owner of Market Logic.

      Also in fiscal year 2004, Japan Billboard goodwill increased $22.9 million related to the purchase of the remaining 49% ownership interest in PMKK from the minority shareholders. In May 2003, the Company, through one of its wholly owned subsidiaries, exercised the call option provided in the PMKK purchase agreement to acquire the remaining 49% from the minority interest shareholders. The exercise of this call option resulted in a net cash payment of $22.9 million in July 2003, based on foreign exchange rates at the payment date. Using the purchase method of accounting, this transaction created additional goodwill of $22.9 million. The Company exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of a put option available to the minority shareholders.

      Impairment charges of $81.5 million were recorded and included on the Consolidated Income Statement for fiscal year 2004 within Impairment charges. These impairment charges resulted from certain triggering events during the year, including the PMKK 49% minority purchase and an intent to sell certain reporting units. During the third quarter of fiscal year 2004, the Company announced its intent to divest DMS, CMRS and PMKK since these businesses were determined not to be strategically aligned with the Company’s core competencies.

      The purchase of the remaining 49% of PMKK in the second quarter of fiscal year 2004 and the announcement of the intention to divest of this business during the third quarter of fiscal year 2004 are both SFAS No. 142 triggering events requiring impairment testing. The Company calculated impairment charges of $30.5 million, which reduced the goodwill to $0 during fiscal year 2004, based on the estimated fair value of the business. The purchase price of the 49% minority interest was based on a pre-determined formula of enterprise value based on PMKK’s performance during the previous four quarters. Subsequent to the purchase of the remaining interest of PMKK, the Company determined that the carrying value of the Japan Billboard business had been impaired primarily because the purchase price paid under the predetermined formula described above was in excess of the fair value of the Japan Billboard business. Fair value was estimated based on a discounted future cash flow model. In addition, the Voluntary Global Tobacco Marketing Initiative, described below, has had a significant negative impact on the Japan Billboard business.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The passage and adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002 has significantly affected the manner in which tobacco companies in Japan can market, promote and advertise their products. As a result of the implementation of this Initiative, Japan Billboard’s primary client, from which it derives approximately 70% of its revenues, began to reduce its advertising expenditures for billboards significantly, as well as most other media and promotional spending. The Initiative, as it relates to outdoor advertising, mandated that the maximum visual dimension of any billboard advertisement be limited to 35 square meters. As a result, a significant number of Japan Billboard’s sales contracts covering a broad network of large-sized billboards with this client were either terminated or not renewed during fiscal year 2003. This trend continued during fiscal year 2004 and the Company’s forecasted cash flows have continued to decline, such that, during the third quarter of fiscal year 2004, the estimated fair value of the business was significantly less than the carrying value, reducing the goodwill to $0. In addition to the impairment charge for goodwill, the Company has recognized an impairment charge for certain billboards, as discussed in Note 5.

      As noted above, during the third quarter of fiscal year 2004, the Company also announced its intent to divest of the CMRS and DMS businesses. As a result, the Company tested the goodwill of these reporting units for impairment during the third quarter, resulting in partial impairment of each of these businesses due to the decline in these businesses’ forecasted cash flows. During the fourth quarter of fiscal year 2004, the Company hired an investment banking firm to market and sell these businesses, resulting in offers from potential buyers. These offers are the Company’s best estimate of fair value and have resulted in further impairment of goodwill during the fourth quarter of fiscal year 2004. The remaining goodwill at March 31, 2004, is based on the Company’s best estimate of the fair value of these businesses.

Fiscal Year 2003 Activity

      DMS goodwill increased $0.7 million due to contingent purchase price payments made during the year. The Other segment increased $0.2 million due to a contingent purchase price payment made September 30, 2002, to the former owners of Market Intelligence, part of CMRS.

      In fiscal year 2003, CHR goodwill increased $24.2 million due to the Company’s June 2002 tender offer to purchase the minority shares in the business. As of March 31, 2002, the Company owned 87.1% of the outstanding common stock of CHR. In June 2002, the Company commenced a tender offer to purchase the outstanding minority interest common stock of CHR, at a purchase price of $33.00 per share. Certain current and former employees and directors of CHR owned the outstanding shares that were purchased in the tender offer. During the fiscal year ended March 31, 2003, the Company purchased 731,921 of the outstanding shares of CHR common stock for approximately $24.2 million. As of March 31, 2003, the Company held 5,771,921 of the total 5,954,047 outstanding shares, or 97%, of CHR common stock. The tender offer expired on October 16, 2002. Since October 2002, no further repurchases of CHR’s common stock have been made pursuant to this tender offer. The Company has the right to offer to purchase the remaining outstanding shares of CHR common stock in the future at a price determined by a third party valuation. The acquisition of the CHR common stock was accounted for using the purchase method of accounting. See Note 14.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 4.	Patents

      The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	Weighted Avg.
	Useful Life As of	As of March 31,
	March 31, 2004
	(In years)	2004	2003

Purchased patents	14.7	$23,551	$23,260
Accumulated amortization		(10,080)	(8,295)

Patents, net		$13,471	$14,965

      Estimated future amortization of patents is as follows as of March 31, 2004 (in thousands):

Fiscal Year	Patents

2005	$1,890
2006	1,690
2007	1,641
2008	1,641
2009	1,639

      During fiscal year 2004, the Company recognized amortization expense of $1.8 million included on the Consolidated Income Statement for fiscal year 2004 within Depreciation and Amortization.

Note 5.	Impairment Charges

      During fiscal years 2004 and 2003, Japan Billboard recognized impairment charges of $4.1 million and $1.2 million, respectively, to write down billboards and related fixtures to fair value. Fair value was determined using discounted forecasted cash flows. In each year, the undiscounted cash flows expected to be generated from the billboards were less than the carrying amount. In fiscal year 2003, this is primarily attributed to the effects of the Initiative. In fiscal year 2004, this is attributed to both the effects of the Initiative and the anticipated effects of the Japan’s Ministry of Health announcement in January 2004 of its intention to sign and ratify the international FCTC, recently adopted by WHO. The adoption of FCTC will further limit the ability of tobacco companies to advertise tobacco products on billboards in Japan.

      As a result of the implementation of the Initiative, Japan Billboard’s primary client began reducing its advertising expenditures for billboards, as well as most other media and promotional spending. The Initiative, as it relates to outdoor advertising, mandated maximum billboard dimensions. A significant number of Japan Billboard’s contracts with its primarily client were either terminated or not renewed because the billboards exceeded the maximum size allowed by the Initiative. Furthermore, the Japan Ministry of Health’s announcement further limits the ability of Japan Billboard’s primary client to advertise tobacco, thus limiting the future cash flow prospects of Japan Billboard. A portion of the impairment charge, in the amount of $0.8 million, reduced the amount of the capitalized asset retirement costs recognized in fiscal year 2004, as discussed in Note 2.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table summarizes the impairment charges related to goodwill and other long-lived assets recorded by the Company (in thousands):

	Year ended March 31,

	2004	2003	2002

DMS	$29,788	$—	$—
CMRS	21,179	—	—
Japan Billboard	34,598	1,225	—

Total	$85,565	$1,225	$—

      During fiscal year 2003, the Company recorded an impairment charge of $1.0 million to write off an investment, accounted for using the cost method, due to an other-than-temporary decline in the carrying value. Factors leading to the impairment included the investment’s history of negative cash flows from operations, lack of earnings performance longer than originally anticipated and the current business prospects of the investee. Management’s rationale for asserting that the impairment was other-than-temporary include the speculative nature of the start-up investment, the requests for additional financing sooner than expected, the rate at which the investee was using cash, and the lack of any foreseeable viable market for the product being developed by this investee. This charge is included as a component of Other income (expenses), net on the accompanying Consolidated Income Statements for fiscal year 2003. This investment was included in the corporate group and had not been allocated to any operating segment.

Note 6.	Detail of Accrued Expenses

      Accrued expenses include (in thousands):

	As of March 31,

	2004	2003

Payroll related	$17,333	$12,828
Accrued retailer fees	9,899	9,704
Deferred compensation plans (see Note 12)	6,901	6,330
Sales commissions	7,728	9,057
Accrued operating expenses	9,369	8,282
Business taxes	7,915	7,063
Other	6,633	2,469

Total accrued expenses	$65,778	$55,733

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 7.	Income Taxes

      The components of income (loss) before income taxes and the provision for income taxes consisted of the following (in thousands):

	Year Ended March 31,

	2004	2003	2002

Income (loss) before income taxes and cumulative effect of accounting change
Domestic	$36,668	$82,642	$87,779
Foreign	(24,735)	6,609	4,028

	$11,933	$89,251	$91,807

Income tax provision (benefit)
Current taxes:
Federal	$21,934	$29,789	$27,018
State	1,718	1,117	1,351
Foreign	5,232	3,831	719

	28,884	34,737	29,088

Deferred taxes:
Federal	1,076	(182)	1,612
State	122	132	809
Foreign	354	(534)	1,748

	1,552	(584)	4,169

Provision for income taxes	$30,436	$34,153	$33,257

      The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended March 31,

	2004	2003	2002

Expected federal statutory taxes at 35%	$4,177	$31,238	$32,132
State and foreign income taxes, net of federal benefit	3,057	2,576	556
Non-deductible amortization of goodwill	21,133	—	—
Valuation allowance	1,965	690	943
Other	104	(351)	(374)

Provision for income taxes	$30,436	$34,153	$33,257

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

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

	As of March 31,

	2004	2003

Deferred Tax Assets:
Payroll related	$1,882	$3,116
Deferred revenue	402	7,564
Provision for doubtful accounts	1,373	1,493
Accrued expenses	4,638	4,711
Net operating loss carry forwards	2,205	2,110
Investments in unconsolidated equity securities	1,859	799
Other	282	—

	12,641	19,793
Valuation allowance	(5,091)	(3,126)

Net deferred tax assets	7,550	16,667
Deferred Tax Liabilities:
Depreciation and amortization	(8,258)	(14,230)
Prepaid expenses	(583)	(2,176)

Net deferred tax assets (liabilities)	$(1,291)	$261

Net deferred tax assets (liabilities) consist of:

	As of March 31,

	2004	2003

Deferred tax asset (current)	$8,536	$14,967
Long-term deferred tax asset	—	1,402
Deferred tax liability (current)	—	(672)
Long-term deferred tax liability	(9,827)	(15,436)

Net deferred tax assets (liabilities)	$(1,291)	$261

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. The valuation allowance increased by $2.0 million during fiscal year 2004 and $0.7 million during fiscal year 2003, as management believes it is more likely than not that deferred tax assets generated by certain foreign subsidiaries and losses of investments in unconsolidated equity securities will not be realized. The valuation allowance for fiscal year 2002 was $2.4 million and increased by $0.9 million.

      As of March 31, 2004, the Company had cumulative U.S. federal taxable net operating loss (“NOL”) carryforwards of $1.1 million, which expire between 2011 and 2015. These NOLs were acquired through various Company acquisitions and are limited by Internal Revenue Code Section 382 to an annual deduction of $0.5 million. In addition, various foreign subsidiaries of the Company had aggregate foreign taxable NOL carryforwards of $31.7 million. Approximately $5.0 million of the foreign NOLs can be carried forward indefinitely, while the remaining $26.7 million expire between 2005 and 2008. Foreign pre-tax losses

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

represented by NOLs of approximately $26.4 million have already been deducted in the consolidated U.S. Corporation income tax return.

      The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and; therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of March 31, 2004, the cumulative unremitted foreign earnings of the Company’s foreign subsidiaries are $12.5 million. It is impractical to determine the amount of unrecognized deferred taxes with respect to these earnings; however, a foreign tax credit may be available to partially reduce U.S. income taxes in the event of a distribution.

Note 8.	Short-Term Borrowings and Long-Term Debt

      The Company’s short-term borrowings and long-term debt consisted of the following (in thousands)(1):

	As of March 31,

	2004	2003

Corporate Facility, variable interest rates	$—	$12,000
Short-term borrowings with several Japanese banks and financing agents, interest from 1.88% to 6.13% as of March 31, 2004 and from 0.82% to 6.38% as of March 31, 2003 (payable in yen)	37,016	6,297
Long-term obligation associated with variable interest entity, interest rate of 3.11% as of March 31, 2004 and 1.79% as of March 31, 2003.	29,566	29,566
Long-term debt with several Japanese banks, interest from 4.65% to 5.68% as of March 31, 2004 and from 1.50% to 6.13% as of March 31, 2003, maturing through August 2006 (payable in yen)	342	20,360

Total debt obligations	66,924	68,223
Less short-term borrowings	37,016	18,297

Total long-term debt	$29,908	$49,926

      Maturities of long-term debt are as follows as of March 31, 2004 (in thousands):

Amount

2006	$29,851
2007	57

Total long-term debt	$29,908

(1)	Amounts owed to Japanese banks for short- and long-term debt are as of December 31, 2003 and 2002, due to the consolidation of the Company’s foreign subsidiaries on a three-month lag.

Corporate Facility

      On September 25, 2000, the Company entered into a credit agreement (the “Corporate Facility”) with a syndicate of commercial banks including Bank One, NA as the Administrative Agent (“Bank One”), and Wachovia Bank, NA as the Syndication Agent and Documentation Agent.

      Prior to the extension and subsequently amended agreement discussed below, the Corporate Facility provided for a revolving loan credit facility of up to $150 million. Borrowings under the Corporate Facility accrued interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate plus

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

an applicable margin ranging from 50 to 87.5 basis points (Eurodollar Rate), or (ii) the higher of 50 basis points over the Federal Funds Rate or Bank One’s prime rate of interest, as defined in the agreement. The interest rate on outstanding loans as of March 31, 2003 was 1.84%. In addition, the Corporate Facility provided for unused facility fees to accrue at a range of 15 to 22.5 basis points per annum multiplied by the unused portion of the revolving credit facility. The Corporate Facility was guaranteed by several of the Company’s subsidiaries and contained certain financial covenants, including maintenance of an interest coverage and maximum leverage ratios, and other terms and conditions, including a subjective acceleration clause which could require immediate repayment in the event of Default, as defined in the Corporate Facility.

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

      Significant changes to the Corporate Facility resulting from the extension included a reduction in availability from $60 million to $30 million, an increase in interest rate pricing, an increase in the unused facility fee, and restrictions on cash and investments.

      At the expiration of the extension on November 24, 2003, the Company reached an agreement with its bank group to extend the Corporate Facility through August 31, 2004 (the “Amended Corporate Facility”). Availability under the Amended Corporate Facility remains at $30.0 million. Borrowings under the Amended Corporate Facility accrued interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate plus 200 basis points, or (ii) the higher of 100 basis points over the Federal Funds Rate or Bank One’s prime rate of interest, as defined in the agreement. In addition, the Corporate Facility provided for unused facility fees to accrue at 50 basis points per annum multiplied by the unused portion of the revolving credit facility. This pricing remained effective until such time that the Company’s audited financial statements for fiscal year 2003 were filed with the SEC on May 17, 2004. Subsequent to that date, borrowings under the Amended Corporate Facility accrue interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate plus an applicable margin ranging from 50 to 150 basis points (Eurodollar Rate), or (ii) the higher of a range of zero to 50 basis points over the Federal Funds Rate or Bank One’s prime rate of interest, as defined in the agreement. In addition, the Corporate Facility provides for unused facility fees to accrue at a range of 25 to 35 basis points per annum multiplied by the unused portion of the revolving credit facility. There were no outstanding loans as of March 31, 2004. The stated interest rate on the facility was 3.1% on March 31, 2004.

      Significant changes to the terms from the previous agreement extension included a restriction on the change in the allowable restatement of cash flow from operations, a covenant that does not allow the payment of cash dividends to the Company’s stockholders, increased restriction on stock repurchase transactions and certain restriction on the sale of assets and the divestitures of businesses. The Amended Corporate Facility is now guaranteed by the Company and certain of its domestic subsidiaries and substantially all of the assets of the Company and certain of its domestic subsidiaries, except for the corporate headquarters building in St. Petersburg, Florida.

      The Company incurred financing fees of approximately $1.0 million for these credit line extensions, which were deferred and are being amortized over the terms of the extensions, as applicable.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-Term Debt of Variable Interest Entity

      The Company accounts for the value of the building and indebtedness related to its headquarters facility, which is leased from a variable interest entity, in accordance with FIN 46R. The indebtedness associated with the building was $29.6 million as of March 31, 2004. The obligation related to the building matures in October 2005. The building is pledged as collateral on the related indebtedness and is evidenced by a mortgage payable to a bank. At the expiration of the Company’s initial lease term with the variable interest entity, the Company has the option of extending the lease for as many as three five-year renewal periods, or it can purchase the building for approximately $30.5 million. If the Company elects to neither extend the lease term nor purchase the building, the building will be sold, at which time the Company may negotiate a lease with the new owner. The Company has agreed to guarantee any difference between the proceeds of the sale of the building and the remaining debt obligations of the variable interest entity up to approximately $25.6 million. In addition, the lease agreement includes the same covenants and restrictions as those included in the Amended Corporate Facility.

      In conjunction with the September 25, 2003 and November 24, 2003 amendments to the Corporate Facility, the Company also received waivers pursuant to defaults under the lease agreement on these dates.

Japan Borrowings

      On March 26, 2002, Catalina Marketing Japan, KK, a Japan corporation and majority-owned subsidiary of Catalina Marketing Corporation, (the “Japan Subsidiary”) entered into a credit agreement (the “Agreement”) with Bank One, NA.

      The Agreement originally provided for a revolving credit facility of up to 500 million yen ($4.8 million based on foreign currency exchange rates as of March 31, 2004), increased to 1.0 billion yen ($9.6 million) as of March 31, 2003, and further increased to 1.5 billion yen as of July 31, 2003, which translates to $14.4 million based on foreign currency exchange rates as of March 31, 2004. The Agreement also provided for a term credit facility of up to 2.0 billion yen ($19.2 million, based on foreign currency exchange rates as of March 31, 2004) for long-term funding of the Japan Subsidiary. An additional Japan credit facility provides up to 600 million yen, of which 250 million yen ($2.3 million) was outstanding at December 31, 2003, and expires in July 2004.

      Borrowings under the Agreement accrued interest at rates based upon either (i) the yen TIBOR rate plus a margin of 75 basis points per annum for the revolving credit facility or (ii) the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus a margin of 125 basis points per annum for the term credit facility. In addition, the Agreement provided for unused facilities fees. The Agreement was guaranteed by the Company, and contained certain financial covenants and other terms and conditions. As of March 31, 2004, the Japan Subsidiary was in compliance with all such financial covenants.

      In conjunction with the extension of the Corporate Facility, the Japan Subsidiary’s credit facility with Bank One, NA was renegotiated (the “Amended Japan Facility”). The Amended Japan Facility consists of a 1.5 billion yen ($14.4 million as of March 31, 2004) revolving commitment extended through August 31, 2004 and a term loan commitment of 2.0 billion yen ($19.2 million as of March 31, 2004) that matures March 31, 2005. The facility is guaranteed by the Company and certain of its domestic subsidiaries, and a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries, except for the corporate headquarters building in St. Petersburg, Florida. As of December 31, 2003, 1.5 billion yen ($14.0 million) was outstanding under the Japan Subsidiary revolving credit facility and 2.0 billion yen ($18.6 million) was outstanding under the term loan facility.

      Borrowings under the Amended Japan Facility accrued interest at rates based upon either (i) the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus 2.0% for the term loan or (ii) the Yen TIBOR rate plus 2.0% for the revolving commitment, until such time that the Company’s audited financial

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

statements for fiscal year 2003 were filed with the SEC on May 17, 2004. Subsequent to that date, pricing on the term loan returned to the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus 1.25% per annum. Pricing on the revolver is determined based on a grid that ranges from TIBOR plus 1.0% to TIBOR plus 2.0% per annum, dependent upon certain of the Company’s financial covenants.

Note 9.	Commitments and Contingencies

      Lease Commitments. The Company leases certain office space, equipment and billboards under noncancellable operating leases that expire at various dates through 2010. Rental expense under operating leases was $5.8 million, $5.1 million and $4.2 million, in fiscal years 2004, 2003 and 2002, respectively. Future minimum operating lease commitments as of March 31, 2004, are as follows (in thousands):

Fiscal Year

2005	$5,147
2006	4,312
2007	4,402
2008	4,002
2009	2,838
Thereafter	3,136

Total minimum lease payments	$23,837

      As of October 21, 1999, the Company entered into a lease financing agreement with a variable interest entity for the corporate headquarters facility in St. Petersburg, Florida. The Company employs this arrangement because it provides a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company accounts for this indebtedness in accordance with FIN 46R, and, as discussed in Note 8, has included this debt in its Consolidated Balance Sheets.

      Rental Income Under Operating Leases. The Company leases billboards to clients in Japan under long-term leases. The lease arrangements have initial lease terms of three to six years. Minimum future rental income on noncancellable leases as of March 31, 2004, is as follows (in thousands):

Fiscal Year

2005	$5,852
2006	2,603
2007	781
2008	594

$9,830

      Contingent Earn-Out Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between the Company and the joint venture partners in the Company’s Japanese coupon operations, the Company is obligated to pay these joint venture partners a final deferred earn out payment based on the future operating results of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn out payment based on a predetermined formula measuring earnings during four consecutive quarters within the years 2006 and 2007. The Company is not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

      Guarantees. The Company guarantees all outstanding balances under the Japan Credit Facilities to finance capital expenditures and fund the current operating requirements of the Japan Subsidiary. Available credit under the Japan Credit Facilities totaled 4.1 billion yen at March 31, 2004, which translates to approximately $39.3 million based on March 31, 2004 currency exchange rates. Expiration dates for the Japan Credit Facilities range from July 23, 2004 to March 31, 2005. At December 31, 2003, the year end of the

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company’s Japan operations, the balance outstanding under the Japan Credit Facilities was approximately $34.9 million and is reflected in the accompanying Consolidated Balance Sheet as short-term debt.

      As of March 31, 2004, Japan also had outstanding installment payable balances, of which $1.9 million is classified as short-term debt and $0.3 million is classified as long-term debt. These installment payables are guaranteed by the Company.

      Purchase Commitments. The Company has a purchase commitment to a vendor for the purchase of certain customized store equipment, which are used in the normal course of business, pursuant to a contract which extends through November 2007. The outstanding balance under this purchase commitment as of March 31, 2004 was $15.2 million. The Company also has a commitment to purchase the safety stock of paper supplies stored at the supplier’s warehouse on the Company’s behalf. As of March 31, 2004, there was approximately $1.3 million of paper stock for which the Company was committed to purchase in the event the supplier’s services were terminated by the Company.

      The Company’s annual obligation for purchases of the customized store equipment as of March 31, 2004, is as follows (dollars in thousands):

Fiscal Year

2005	$4,248
2006	4,248
2007	4,248
2008	2,478

Total	$15,222

      Sales Tax Assessment. A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. The Company subsequently appealed this assessment to the relevant tax tribunal. The tax tribunal held that the electronic marketing delivery activities of the Company were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. At the time of the decision by the tax tribunal, the Company’s management concluded that it was probable that a liability had been incurred at the date of the financial statements and that the amount of loss could be reasonably estimated. As a result, the Company had recognized a contingency accrual of $3.5 million for the estimated assessment as of March 31, 2003. During 2004, the Company increased its accrual to $4.4 million. The Company appealed the case to the state’s supreme court. In May 2004, the state supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. The Company does not yet know the final outcome of the case. The estimated contingency is tied to the final court decision as well as the Company’s revenue generating activities within the state and it is reasonably possible that the estimated loss contingency will change in the near term. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company’s financial statements. The Company believes that its tax return positions are consistent with applicable tax laws, however, these positions are subject to review and may be challenged by taxing authorities.

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

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      NYSE Listing Requirements. Ongoing review of its public filings by the SEC may require the Company to further amend or restate its periodic reports. Additionally, the Company is not currently in compliance with the listing requirements of the NYSE. As a result, the NYSE may delist the Company’s common stock or take other adverse action if the Company is unable to return to compliance with NYSE listing requirements. These requirements include the obligation to file its periodic reports on a timely basis and hold an annual meeting of stockholders during each fiscal year. The Company did not conduct an annual meeting of stockholders during 2003, however, the NYSE has permitted the Company to complete its obligation to have such a meeting by holding the 2003 meeting as part of its annual meeting of stockholders to be held in 2004. The Company plans to conduct such meeting as soon as practical. As of the date of the filing of this Annual Report on Form 10-K the NYSE has not taken any delisting or other action against the Company.

      Government Investigations. On March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003 to inform the Staff of certain revenue recognition timing issues that management of the Company identified at CHR. The Company believes that the SEC’s inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2001, 2002 and 2003. Since the initiation of the informal investigation and through the date of the filing of this Annual Report on Form 10-K, the Company has been cooperating with the SEC in connection with its investigation, including through in-person meetings between Company representatives and the SEC Staff, and the provision to the SEC of information and numerous documents. In addition, the Company has made available as witnesses those individuals under its control in response to the SEC’s inquiries and requests. Other than the SEC investigation, as of the date hereof, the Company is not aware of any additional inquiry or investigation having been commenced against the Company related to these matters, but it cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the investigation was to result in a regulatory proceeding or action against the Company, the Company’s business and financial condition could be harmed.

      Other Legal Matters. In addition, the Company is involved in claims and litigation arising out of the Company’s business, including claims and litigation brought against the Company, and litigation initiated by the Company to protect its intellectual property. The Company records accruals for losses arising from these claims and litigation once they are deemed probable and estimable. In May 2002, the Company was sued by Expanse Networks, Inc. (“Expanse”) for patent infringement in the United States District Court for the Eastern District of Pennsylvania. The case is currently scheduled for trial in November 2004. Expanse alleges that the Company infringes two Expanse patents directed to certain specific computer implemented methods for mathematically processing consumer purchase history data to generate and then use a consumer profile. Expanse seeks damages and injunctive relief in the case. The Company has denied Expanse’s claims based on, among other defenses, its assertion that the Company is not infringing the Expanse patents at issue in this action. In addition, the Company believes that, in the event that the Court determines that any of the Company’s various business activities are covered by the Expanse patents, the Expanse patents are invalid for various reasons, including that they are subject to prior use and activities that render the patents invalid. Management is unable to determine what potential losses the Company may incur if this lawsuit were to have an unfavorable outcome. The Company intends to continue to vigorously defend itself in connection with this matter.

      The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased the Company’s common stock between January 17, 2002 and August 25, 2003 inclusive. The complaints contain varying allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning the Company’s business and

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

operations with the result of artificially inflating the Company’s share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2004, the Lead Plaintiffs served their Consolidated Amended Class Action Complaint on behalf of those who purchased the Company’s common stock between August 14, 1999 and August 25, 2003, inclusive. The Company and other defendants have 45 days from the service date to move to dismiss or otherwise respond to the Consolidated Amended Class Action Complaint. The Company intends to vigorously defend against these lawsuits. Management of the Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm the Company’s business and have a material adverse impact on the Company’s financial condition.

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

Note 10.	Stock-Based Compensation Plans

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

      1989 Stock Option Plan. Pursuant to the 1989 Plan, 17,250,000 shares of the Company’s common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Through March 31, 2004, options to purchase an aggregate of 12,495,289 shares were granted, net of cancellations, of which options to purchase 346,796 shares were outstanding as of March 31, 2004.

      The 1989 Plan provided for grants of Incentive Stock Options (“ISOs”) to employees (including employee directors). Options granted under the 1989 Plan generally became exercisable at a rate of 25% per year (20% per year for initial grants to new employees), commencing one year after the date of grant and generally had granted options to up to ten years. Certain options under the 1989 Plan, which were granted to certain executives of the Company, vest after eight years and have an accelerated vesting schedule based upon the Company reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1989 Plan was required to be at least equal to the fair market value of the shares on the date of grant.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      1999 Stock Option Plan. Pursuant to the 1999 Plan, 9,900,000 shares of the Company’s common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Through March 31, 2004, options to purchase an aggregate of 4,482,674 shares have been granted, net of cancellations, under the 1999 Plan, of which options to purchase 4,226,544 shares were outstanding as of March 31, 2004.

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

      Aggregate Stock Option Activity. As of March 31, 2004, options to purchase an aggregate of 12,464,623 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 4,573,340 shares were outstanding; and 5,417,326 shares remained available for future grants under the 1999 Plan. Of the options outstanding as of fiscal years 2004, 2003 and 2002, options to purchase 1,920,355, 2,372,198 and 2,057,231 shares respectively, were immediately exercisable, with weighted average exercise prices of $31.08, $27.10 and $23.22, respectively.

      Stock option activity for fiscal years 2004, 2003 and 2002 for the 1989 and 1999 Stock Option Plans is as follows:

	Number of	Weighted Average
	Shares	Exercise Prices

Options outstanding as of March 31, 2001	8,885,941	$24.88
Option activity:
Granted	1,748,335	34.96
Exercised	(1,375,953)	15.69
Canceled or expired	(680,058)	28.66

Options outstanding as of March 31, 2002	8,578,265	28.11

Option activity:
Granted	1,910,872	25.43
Exercised	(451,800)	17.07
Canceled or expired	(1,553,351)	27.64

Options outstanding as of March 31, 2003	8,483,986	28.18

Option activity:
Granted	351,000	16.80
Exercised	(42,856)	18.16
Canceled or expired	(4,218,790)	24.89

Options outstanding as of March 31, 2004	4,573,340	$30.44

Options available for future issuance as of March 31, 2004	5,417,326

      1992 Director Stock Grant Plan. The 1992 Grant Plan provides for grants of common stock to non-employee members of the Board of Directors. A total of 300,000 shares of the Company’s common stock were authorized for issuance under the 1992 Grant Plan. As of March 31, 2004, 137,930 shares had been granted,

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

net of cancellations. Stock granted under the 1992 Grant Plan vests ratably in annual installments over each director’s remaining term. The 1992 Grant Plan expired in fiscal year 2003, on October 27, 2002; therefore, no shares are available for future grants under the 1992 Grant Plan. In fiscal years 2003 and 2002, the Company granted common stock pursuant to this plan in the amounts of 16,500 shares at a weighted average grant-date fair value of $24.56 per share and 12,000 shares at a weighted average grant-date fair value of $33.46 per share, respectively.

      2002 Director Stock Grant Plan. The 2002 Grant Plan, which replaced the 1992 Grant Plan, provides for grants of common stock to non-employee members of the Board of Directors. A total of 250,000 shares of the Company’s common stock were authorized for issuance under the 2002 Grant Plan. As of March 31, 2004, no shares have been granted from the 2002 Grant Plan leaving 250,000 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

      Employee Stock Purchase Plan. Pursuant to the Purchase Plan, 900,000 shares of the Company’s common stock were reserved for issuance. For fiscal years 2004, 2003 and 2002, 49,293, 92,679 and 71,246, shares at a weighted average fair value of $17.65, $22.55 and $29.96, respectively, were issued to employees. Shares available for future grant total 226,058 as of March 31, 2004.

      Under the Purchase Plan, employees may purchase Company common stock at 85% of the lower of the market price on the first or last day of an offering period. The maximum each employee may purchase in an offering period is $12,500 in market value of the Company’s common stock. The Company will typically have two six month offering periods each year. The Purchase Plan qualifies under Section 423 of the Internal Revenue Code of 1986.

      Information on stock options is as follows:

Options Outstanding				Options Exercisable

		Weighted Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted Average	as of	Weighted Average
Exercise Prices	March 31, 2004	(in years)	Exercise Price	March 31, 2004	Exercise Price

$8.00–$16.00	111,960	0.5	$15.29	111,960	$15.29
$16.01–$25.00	369,270	7.9	18.34	54,220	19.79
$25.01–$33.00	2,860,918	6.5	30.27	1,204,754	30.88
$33.01–$41.00	1,231,192	6.8	35.86	549,421	35.85

	4,573,340			1,920,355

Note 11.	Stockholder Protection Plan

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

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 12.	Employee Benefit Plans

      The Company maintains a 401(k) Savings Plan, which provides benefits for substantially all employees of the Company who meet minimum age and length-of-service requirements. Amounts charged to expense for this plan totaled $1.0 million, $1.2 million and $1.0 million in fiscal years 2004, 2003 and 2002, respectively.

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

      The Company follows the accounting guidance in EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” As such, the accounts of the rabbi trust have been included in the Consolidated Financial Statements of the Company. The investment in assets other than stock units of the Company and the related liability in the Deferred Compensation Plan are included in Investments held in trust and Accrued expenses in the Company’s Consolidated Balance Sheets, respectively. The Company determined that all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal years 2004, 2003 and 2002 were a $1.6 million increase to compensation expense, a $1.2 million decrease to compensation expense and a $0.3 million increase to compensation expense, respectively. Participants’ elections to invest in Company stock units are irrevocable. These stock units are initially recorded at fair value in the Statement of Stockholders’ Equity and are not subsequently marked to market.

Note 13.	Subsidiary Stock Option Plan

      CHR administers the Health Resource Publishing Company 1995 Stock Option Plan (the “1995 Plan”), which was approved by the Board of Directors and stockholders of CHR.

      Pursuant to the 1995 Plan, 1,250,000 shares of CHR’s common stock are reserved for issuance upon the exercise of options granted under the 1995 Plan. As of March 31, 2004, options to purchase an aggregate of 1,077,937 shares have been granted, net of cancellations; options to purchase an aggregate of 1,014,673 shares had been exercised; options to purchase an aggregate of 63,264 shares were outstanding; and 172,063 shares remained available for future grants under the 1995 Plan. Of the options outstanding as of fiscal years 2004, 2003 and 2002, options to purchase 44,405, 104,158 and 143,608 shares, respectively, were immediately exercisable, with weighted average exercise prices of $9.12, $6.41 and $4.86, respectively.

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

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Stock option activity for fiscal years 2004, 2003 and 2002 is as follows:

	Number of	Weighted Average
	Shares	Exercise Prices

Options outstanding as of March 31, 2001	629,592	$4.76

Options activity:
Granted:	1,000	13.19
Exercised	(174,550)	2.35
Canceled or expired	(43,187)	5.90

Options outstanding as of March 31, 2002	412,855	5.68

Option activity:
Granted	—	—
Exercised	(166,863)	3.08
Canceled or expired	(67,239)	9.22

Options outstanding as of March 31, 2003	178,753	6.79

Option activity:
Granted	—	—
Exercised	(58,051)	4.58
Canceled or expired	(57,438)	7.29

Options outstanding as of March 31, 2004	63,264	$8.35

Options available for future issuance as of March 31, 2004	172,063

      Information on stock options is as follows:

Options Outstanding				Options Exercisable

		Weighted Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted Average	as of	Weighted Average
Exercise Prices	March 31, 2004	(in years)	Exercise Price	March 31, 2004	Exercise Price

$6.01– $9.00	46,000	1.3	$6.53	27,141	$6.53
$12.01–$15.00	17,264	0.2	13.19	17,264	13.19

	63,264			44,405

Note 14.	Subsidiary Stock Issuances

      The Company accounts for gains and losses on the issuances of its subsidiaries’ stock as changes to paid-in capital. The Company’s subsidiary, CHR, has issued stock to employees and non-employee directors during the fiscal years ended March 31, 2004, 2003 and 2002. Information on CHR stock issuances and the resulting change in the Company’s ownership of this subsidiary is included in the following table. Discussion of the

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company’s purchase of CHR shares in fiscal year 2003 is included in Note 3. (Amounts in thousands, except per share and percentage data.)

	Year Ended March 31

	2004	2003	2002

Beginning ownership percentage	96.9%	87.1%	89.8%
Number of shares issued	58	167	175
Average price per share on new share issues	$4.58	$3.08	$2.35
Total cash proceeds received from share issues	$266	$514	$410
Number of subsidiary shares purchased by the Company	—	732	—
Total amount paid by the Company for the share purchases	$—	$24,153	$—
Ending ownership percentage	96.0%	96.9%	87.1%

      The Company’s subsidiary, Supermarkets Online, Inc., (“SMO”) which is included within the Manufacturer Services segment, issued stock to employees and non-employee directors during the fiscal year ended March 31, 2002. No additional stock has been issued by SMO since fiscal year 2002. The Company has owned 100% of SMO’s outstanding shares since January 2002. Information on SMO stock issuances and the resulting change in the Company’s ownership of this subsidiary is as follows (amounts in thousands, except per share and percentage data):

Year Ended March 31, 2002

Beginning ownership percentage	90.6%
Number of shares issued	150
Average price per share on new share issuances	$0.61
Total cash proceeds received from share issuances	91
Number of subsidiary shares purchased by the Company	988
Total amount paid by the Company for the share purchases	$1,986
Ending ownership percentage	100%

Note 15.	Other Postretirement Benefits

      In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and the Company does not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles and other limits as defined. The Company’s funding of the cost of healthcare benefits is at the discretion of management. A detail of the net periodic expense is as follows (in thousands):

	Year Ended March 31

	2004	2003	2002

Service cost	$13	$16	$16
Interest cost	127	121	121
Amortization of unrecognized prior service costs	442	663	663

	$582	$800	$800

      The amortization of unrecognized prior service costs of $0.4 million, $0.7 million and $0.7 million recognized in 2004, 2003 and 2002, respectively, represents the effect of the plan implementation in 2002 and the related benefits attributed to the participants’ service provided in prior years, which are amortized on a

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants, of 2.7 years.

      The following table represents the Company’s accumulated postretirement benefit obligation and funded status for the fiscal years ended March 31, 2004 and 2003 (in thousands):

	Year Ended March 31

	2004	2003

Change in accumulated postretirement benefit obligation:
Beginning of year postretirement benefit obligation	$1,992	$1,841
Service cost	13	16
Interest cost	127	121
Actuarial (gain) loss	(33)	80
Benefits paid	(67)	(66)

	$2,032	$1,992

Change in fair value of plan assets	$—	$—
Net amount recognized:
Obligation in excess of plan assets	$2,032	$1,992
Unrecognized prior service cost	—	(442)
Unrecognized actuarial net gain	(46)	(80)

Accrued benefit cost	$1,986	$1,470

      The Company uses a December 31 measurement date. For the fiscal year ended March 31, 2004, a weighted average discount rate of 6.25% and annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed. The per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2011 and remain at that level thereafter. For the fiscal year ended March 31, 2003, a weighted average discount rate of 6.5% and an annual rate of increase in the per capita cost of healthcare benefits of 14.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2011 and remain at that level thereafter. For the fiscal year ended March 31, 2002, a weighted average discount rate of 7.0% and an annual rate of increase in the per capital cost of healthcare benefits of 15.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2008 and remain at that level thereafter.

      Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on service and interest cost for the year ended March 31, 2004	$17	$(14)
Effect on accumulated postretirement benefit obligation at March 31, 2004	$279	$(228)

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The benefits expected to be paid in each of the next five fiscal years and the aggregate payments expected to be paid for the five years thereafter as of March 31, 2004, are as follows (in thousands):

Fiscal Year

2005	$89
2006	102
2007	114
2008	127
2009	131
2010–2014	707

Note 16.	Segment and Geographic Disclosures

      Description of Segments. See a description of the Company’s segments in Note 1. Summarized information related to the reportable segments for Catalina Marketing Corporation is shown below. These segments are reported in a manner consistent with the way management evaluates the businesses.

Segment	Business Activity

Manufacturer Services	Provides point-of-sale, printed incentives to consumers for clients that produce consumer packaged goods.
Catalina Health Resource	Provides printed, point-of-sale direct-to-patient communications for pharmaceutical manufacturers and retailers.
International	Provides services similar to Manufacturer Services in the United Kingdom, France, Italy, Germany and Japan.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.
Japan Billboard	Provides billboards and outdoor media advertising in Japan.
Direct Marketing Services	Provides direct mail services to consumers’ homes for manufacturing and retail clients.
Other	Includes Retail Services, which supports and maintains the Catalina Marketing Network® and provides marketing services to retailers, and CMRS, which provides traditional marketing research services.

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

      Allocation of Corporate Group Operating Expenses. The Company’s Corporate group operating expenses include costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources, and executive management, and are included in direct operating expenses, selling, general and administrative costs and depreciation and amortization expense in the accompanying Consolidated Income Statements for the years ended March 31, 2004, 2003 and 2002. For purposes of segment reporting, these corporate costs are allocated to the Manufacturer Services, DMS, Retail Services, CHR and CMRS business segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Of the total Corporate group operating expenses, 70.6%, 77.6% and 75.9%

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

were allocated to operating segments during the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      Segment Financial Data. A disaggregation of Catalina’s consolidated data for each of the three most recent years is presented in the tables which follow (in thousands).

	Revenues from External Customers			Intersegment Revenues

Segments:	2004	2003	2002	2004	2003	2002

Manufacturer Services	$252,953	$258,398	$265,747	$—	$53	$1,311
Catalina Health Resource	77,765	63,016	64,793	—	—	—
International	49,580	29,991	21,575	—	—	—
Direct Marketing Services	36,186	48,973	22,123	934	1,324	12,871
Japan Billboard	14,718	21,077	23,852	—	—	—
Other	41,127	48,244	44,074	528	258	143

	472,329	469,699	442,164	1,462	1,635	14,325
Reconciliation of segments to consolidated amount
Corporate	621	1,010	538	2,406	1,753	3,027
Eliminations	—	—	—	(3,868)	(3,388)	(17,352)

	$472,950	$470,709	$442,702	$—	$—	$—

      Revenues from a single client represented approximately 10.6%, 10.3% and 8.7% of consolidated revenues of the Company for fiscal years 2004, 2003 and 2002, respectively. Revenues from this client are included in Manufacturer Services, International, Research and DMS.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Interest Expense(1)

Segments:	2004	2003	2002

Manufacturer Services	$—	$—	$—
Catalina Health Resource	—	—	—
International	2,568	1,928	1,740
Direct Marketing Services	—	—	—
Japan Billboard	183	307	568
Other	—	—	—
Corporate	2,409	1,435	2,477
Eliminations	(2,042)	(1,514)	(1,392)

	$3,118	$2,156	$3,393

(1)	Interest income is not significant at any of the Company’s reportable segments.

	Income Taxes Provision (Benefit)

Segments:	2004	2003	2002

Manufacturer Services	$51,267	$55,535	$54,211
Catalina Health Resource	4,951	(3,416)	(1,422)
International	689	202	(1,623)
Direct Marketing Services	(765)	788	852
Japan Billboard	1,470	125	898
Other	(10,233)	(3,183)	(1,430)
Corporate	(16,943)	(15,898)	(18,229)
Eliminations	—	—	—

	$30,436	$34,153	$33,257

	Net Income (Loss)

Segments:	2004	2003	2002

Manufacturer Services	$75,319	$81,589	$78,012
Catalina Health Resource	7,273	(5,080)	(2,103)
International	462	(3,242)	(4,838)
Direct Marketing Services(2)	(31,130)	1,174	1,245
Japan Billboard(2)	(37,784)	117	1,140
Other(2)	(15,034)	(4,686)	(2,741)
Reconciliation of segments to consolidated amount:
Corporate	(18,379)	(14,774)	(12,165)

	$(19,273)	$55,098	$58,550

(2)	Segment results in fiscal year 2004 include impairment charges of $29.8 million for DMS, $34.6 million for Japan Billboard and $13.2 million (net of a tax benefit) for CMRS, which is included in “Other.”

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Total Assets

Segments:	2004	2003	2002

Manufacturer Services	$1,357,911	$1,006,690	$1,111,754
Catalina Health Resource	68,284	67,786	52,974
International	98,039	73,643	57,559
Direct Marketing Services	45,788	72,327	68,709
Japan Billboard	6,654	22,268	26,779
Other	167,985	137,422	188,546
Reconciliation of segments to consolidated amount:
Eliminations	(2,277,109)	(1,618,741)	(1,973,420)
Corporate	919,257	661,026	883,001

	$386,809	$422,421	$415,902

	Capital Expenditures			Depreciation and Amortization

Segments:	2004	2003	2002	2004	2003	2002

Manufacturer Services	$52	$757	$743	$23,930	$22,609	$21,291
Catalina Health Resource	1,011	1,666	1,476	5,380	5,502	5,502
International	9,864	9,256	3,782	6,453	3,854	3,101
Direct Marketing Services	79	360	176	548	386	270
Japan Billboard	444	449	291	1,708	1,873	2,060
Other	2,419	600	248	4,651	3,643	3,787
Corporate	12,558	29,467	24,097	4,967	5,401	4,879

	$26,427	$42,555	$30,813	$47,637	$43,268	$40,890

Information about Geographic Areas

      No single country outside of the United States comprised 10% or more of the Company’s revenues from external customers.

	Year Ended March 31,

	2004	2003	2002

Revenues
United States	$408,652	$419,641	$397,275
International	64,298	51,068	45,427

Total	$472,950	$470,709	$442,702

Long-Lived Assets
United States	$99,824	$123,408	$126,643
International	27,019	25,335	19,501

Total	$126,843	$148,743	$146,144

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 17.	Unaudited Quarterly Results

      The following table presents certain unaudited quarterly results for fiscal years 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended

	Mar 31,		Dec 31,		Sep 30,		Jun 30,

	2004	2003	2003	2002	2003	2002	2003	2002

Revenues	$133,151	$135,541	$115,508	$119,325	$122,079	$113,510	$102,212	$102,333
Direct operating expenses	51,195	56,680	41,447	50,160	46,760	50,278	46,805	51,263
Selling, general and administrative	35,904	35,382	35,416	31,053	33,876	30,827	35,619	28,187
Impairment charges(2)	35,939	1,225	21,587	—	28,039	—	—	—
Depreciation and amortization	12,492	11,586	11,711	10,934	11,630	9,920	11,804	10,828
Income (loss) from operations	(2,379)	30,668	5,347	27,178	1,774	22,485	7,984	12,055
Income (loss) before cumulative effect of accounting change	(8,776)	18,927	(3,649)	16,573	(11,111)	12,769	5,033	6,829
Cumulative effect of accounting change	—	—	—	—	—	—	(770)	—
Net income (loss)	$(8,776)	$18,927	$(3,649)	16,573	$(11,111)	$12,769	$4,263	$6,829
Diluted net income (loss) per common share(1)	$(.17)	$.35	$(.07)	$.31	$(.21)	$.23	$.08	$.12
Diluted weighted average common shares outstanding	52,229	53,434	52,229	54,285	52,217	55,543	52,569	56,359

(1)	Due to the net loss from continuing operations in fiscal year 2004, the assumed net exercise of 4,573,340 stock options were excluded in their entirety as the effect would have been anti-dilutive.

(2)	See discussion of impairment charges in Notes 3 and 5 to the Consolidated Financial Statements.

Note 18.	Related Party Transactions

      In fiscal years 2004 and 2003, the Company committed to make donations totaling $0.4 million to the Catalina Marketing Charitable Foundation (“the Foundation”), a not-for-profit charitable organization for each of these years. The board of directors of the Foundation is comprised of certain executives of the Company, including the chief financial officer and a group president. No amounts were paid to the Foundation during fiscal year 2002.

      During each of the years ended March 31, 2004, 2003 and 2002, the Company made lease payments of $0.4 million to a lessor for the use of an office building. The lessor is an affiliate of the former president of CMRS, who resigned from the Company during 2003.

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

      For a discussion of the five matters identified by E&Y, see our Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2003. Specifically, in connection with its audit of the Company’s Consolidated Financial Statements for the fiscal year ended March 31, 2003, which E&Y commenced but did not complete prior to its resignation and prior to the satisfactory resolution of these matters, E&Y questioned whether the Company’s accounting treatment of its client arrangements in Manufacturer Services and CHR with respect to certain exclusivity rights granted to clients for the contractual periods of such arrangements was in accordance with U.S. GAAP.

      In its report on Form 8-K filed on August 26, 2003, the Company interpreted the five exceptions contained in that report on Form 8-K to mean that E&Y had identified five “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) and that no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) existed between the Company and E&Y. On or about September 2, 2003, the Company received a letter from E&Y stating, among other things, that E&Y believed that there existed a disagreement between the Company and E&Y over the Company’s accounting treatment of client contracts containing exclusivity provisions and requesting clarification of the Company’s intent related to this matter. On September 16, 2003, the Company amended its report on Form 8-K filed on August 26, 2003 to state that the Company believed that no such disagreement existed between E&Y and the Company. The Company’s belief was based, in part, on the timing of E&Y’s resignation. The Company was still in the process of evaluating this issue and had not formed an opinion which could be the basis of a disagreement with E&Y under Item 304(a)(1)(iv) of Regulation S-K. In addition, in July 2003, as part of the Company’s continuing discussions with the Staff of the SEC, the Company advised the SEC of this and other related matters. In

February 2004, the Company received a response from the Staff of the Office of the Chief Accountant of the SEC stating that it does not object to the Company’s revenue recognition methodology for certain Manufacturer Services client contracts containing exclusivity provisions. Based, in part, on these discussions and the response received from the SEC Staff, the Company has determined, with the agreement of its current independent registered certified public accounting firm, PwC, not to change its accounting treatment of client contracts containing exclusivity provisions. E&Y resigned prior to stating its recommendation as to the method that the Company should follow to account for these client arrangements.

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

      An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Exchange Act), as of March 31, 2004, was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These conclusions are as of March 31, 2004 and are subject to our subsequent evaluation, actions and conclusions discussed below. In addition, we made a number of significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) under the Exchange Act) during our fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes are summarized below.

      We have continued to evaluate the effectiveness and design of our disclosure controls and procedures in light of subsequent developments with respect to our financial reporting as further discussed below and the matters described in Item 9 — “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.” As part of our ongoing evaluation, in June 2003, our accounting and finance personnel began an extensive effort to analyze our financial information and related accounting records for the fiscal years ended March 31, 2003, 2002 and 2001. These efforts, along with efforts undertaken to position our Chief Executive Officer and our Chief Financial Officer to satisfy their certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review, as described below. In addition, PwC, in connection with its audit and review of the Company’s internal controls, has communicated to our Audit Committee and senior management its findings with respect to internal control over financial reporting issues, including certain “material weaknesses” and “significant deficiencies,” as defined under standards established by the American Institute of Certified Public Accountants. Management, in performing its evaluation, also considered PwC’s findings. This evaluation allowed us and our Chief Executive Officer and our Chief Financial Officer to make conclusions, as of July 2004, regarding the state of our disclosure controls and procedures. The evaluation is ongoing and, accordingly, the Company and our certifying officers may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

      As a result of the recent audit procedures and our continuing efforts to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting, PwC has advised us, and we have concluded, that the following internal control deficiencies constituted material weaknesses or significant deficiencies, during the fiscal years ended and as of March 31, 2004, 2003 and 2002. In addition, we have identified opportunities to correct these weaknesses and deficiencies. While a number of these weaknesses and deficiencies were found to exist in CHR, certain of the accounting principles addressed in our recent audit activities and other efforts apply to other segments of the Company’s business. We outline these below.

•	Deficiencies related to the structure and design of certain financial information reporting processes. We identified deficiencies in our accounting processes for the timing of recognition of revenue in CHR. Specifically, we discovered that in certain instances (i) we recognized revenue for services in periods prior to the periods in which such services were performed and (ii) we did not account for certain oral and written modifications to written agreements in determining the proper recognition of revenues under such agreements, which resulted in revenues being recognized during incorrect periods.

•	Deficiencies related to inadequate or ineffective policies for documenting transactions. We identified deficiencies in documenting and accounting for transactions and in connection with our related policies and practices. Specifically, we identified various transactions in which we applied policies or procedures in a manner that resulted in us prematurely recognizing revenue. We discovered instances where some of our employees failed to follow policies, processes and procedures that were in place for transactions involving the execution of written agreements. In addition, we discovered practices of our employees with respect to which we had not adopted adequate procedures.

•	Deficiencies related to design of policies and execution of processes related to accounting for transactions. We identified deficiencies in accounting for certain aspects of our operations. We discovered deficiencies in our policies and processes for supporting our accounting practices relating to transfer pricing and fair value calculations, verifying account balances and foreign currency translation adjustments; accounting for property and equipment, goodwill, patents, capitalization of software development costs, accruals and minority interests; and determining and disclosing the fair value of stock-based compensation.

•	Deficiencies related to the internal control environment. As a result of the deficiencies described above, we concluded that there were deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the fiscal years ended March 31, 2004, 2003 and 2002 which constituted, at times, material weaknesses and, at other times, significant deficiencies. Under the supervision of the Audit Committee, we have taken steps to address these material weaknesses and significant deficiencies as described below. We continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and being vigilant to identify areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist.

      Since May 2003, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting including the following:

•	In May 2003, we assigned one of our senior executives to assume principal oversight responsibility for CHR and its operations for an interim period, specifically in connection with developing and implementing appropriate disclosure controls and procedures and internal controls over financial reporting.

•	In September 2003, we appointed a new corporate controller of CHR.

•	In November 2003, we adopted the Catalina Health Resource Selling Policies and Procedures. These policies and procedures, as well as other policies adopted by the Company, provide the following:

•	We required all participants in CHR programs to execute written contracts, including amendments to existing contracts, in each case, in form and substance approved by the Company’s Executive Counsel for Legal Affairs or authorized CHR officers.

•	We restricted CHR employees from commencing or changing a program prior to the Company receiving a signed contract or amendment to an existing contract.

•	We limited the duration of programs and printing amounts to limits set forth in signed contracts or amendments to existing contracts.

•	We limited deviations from CHR standard contract clauses without prior approval by CHR authorized officers.

•	In November 2003, we established compliance training programs for the Company’s employees related to the policies described above and contained in the Catalina Health Resource Selling Policies and Procedures.

•	In February 2004, we appointed a new president of CHR.

•	In March 2004, we completed the relocation of our CHR operations related to finance, database operations, contract administration, procurement and human resources from our offices located in St. Louis, Missouri, to our headquarters in St. Petersburg, Florida, in order to monitor these operations more closely.

•	We have engaged outside resources to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

•	We are re-evaluating prior policies and procedures and have established new policies and procedures for transactions, account reconciliation procedures and contract management procedures.

•	In July 2004, we added a financial expert to our Board of Directors and the Audit Committee of our Board of Directors as required by the Sarbanes-Oxley Act of 2002.

      We believe that the steps taken to date have addressed the material weaknesses and significant deficiencies that affected our disclosure controls and procedures in fiscal years 2004, 2003 and 2002. We will continue with our ongoing evaluation and will improve our disclosure controls and procedures as necessary to assure their effectiveness.

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

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accountant Fees and Services.

      The information called for by Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers and Non–Employee Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee,” “Share Ownership of Certain Beneficial Owners and Management,” “Nomination and Election of Directors,” and “Audit Compensation Information” and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission on or about the time of the filing of this Annual Report on Form 10-K for fiscal year ended March 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules, and Reports on Form 8-K.

      (a)1. Financial Statements. The following is a list of the Consolidated Financial Statements included in Item 8 of Part II.

      (a)2. Financial Statement Schedules (EDGAR only). All other schedules are omitted because they are not applicable or not required or because required information is included in the Consolidated Financial Statements or Notes thereto.

      (a)3. Index to Exhibits.

Exhibit No.	Description of Document

*3.1	Restated Certificate of Incorporation.
**3.1.1	Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
**3.1.2	Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
**3.2	Restated Bylaws, as amended October 25, 2002, November 3, 2003 and November 21, 2003, a copy of which is attached to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.
**10.1	Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.
**10.2	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
**10.3	2002 Director Stock Grant Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit No.	Description of Document

**10.4	Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995.
**10.5	Stockholder Protection Agreement dated May 8, 1997, between the Company and ChaseMellon Shareholder Services, LLC, as rights agent, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 1997.
**10.6	1999 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.
**10.7	Second Amendment to the 1999 Stock Option Plan, a copy of which is filed with the Company’s Registration Statement on Form S-8, Registration No. 333-103632, filed with the SEC on March 6, 2003.
**10.8	Catalina Marketing Corporation Deferred Compensation Plan, a copy of which is filed with the Company’s Registration Statement on Form S-8, Registration No. 33-07525, filed with the SEC on July 3, 1996.
**10.9	Lease Agreement dated October 21, 1999 by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.
**10.10	Participation Agreement dated October 21, 1999 among Catalina Marketing Sales Corporation, as lessee; the Company, as guarantor; First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor and borrower; the various banks and other lending institutions and First Union National Bank, as the agent for the lenders, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.
**10.11	Purchase and Sale Agreement dated October 21, 1999 by and among 200 Carillon, LLC, as seller, Echelon International Corporation, as developer, and Catalina Marketing Sales Corporation, as buyer, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999.
**10.12	Amendment No. 1 to Certain Operative Agreements dated September 15, 2000, by and between First Security Bank, National Association, as the owner trustee under Dolphin Realty Trust 1999-1, as lessor, and Catalina Marketing Sales Corporation, as lessee, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2000.
**10.13	Form of Change of Control/ Severance Agreement, a copy of which is attached to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.
**10.14	Second Amended and Restated Credit Agreement dated November 24, 2003, by and between the Registrant and Bank One, NA, as agent and lender, and the other lenders party thereto a copy of which is attached to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.
**10.15	Credit Agreement dated November 24, 2003 by and between the Catalina Marketing Japan, K.K. and Bank One, N.A a copy of which is attached to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.
**16	Letter from Ernst & Young dated August 25, 2003, regarding its concurrence with the statements by the Company concerning Ernst & Young’s resignation, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on August 26, 2003.
21	List of subsidiaries of Company.
23	Consent of independent registered certified public accounting firm.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.

**	Previously filed as indicated.

(b)	Reports on Form 8-K.

      On March 7, 2003, the Company filed with the SEC a Current Report on Form 8-K. In that Form 8-K under Item 9 “Regulation of Fair Disclosure,” the Company announced the preview of fiscal year 2004 revenue and earnings per share estimates during the Company’s annual investor conference.

      The Company filed a Current Report on Form 8-K on April 16, 2003 in connection with the appointment of Michael G. Bechtol as President and Chief Operating Officer and the change in status of David Diamond from President of Emerging Business and Chief Vision Officer to consultant.

      The Company filed a Current Report on Form 8-K on August 14, 2003 announcing the resignation of Michael G. Bechtol as President and Chief Operating Officer.

      The Company filed a Current Report on Form 8-K on August 26, 2003 announcing the resignation of Ernst & Young (“E&Y”) as the Company’s independent certified public accountants, and setting forth details regarding five matters of application of generally accepted accounting principles in conjunction with those matters, and including as an exhibit the letter from E&Y to the Securities and Exchange Commission dated August 25, 2003.

      The Company filed a Current Report on Form 8-K on September 15, 2003 announcing the election of Philip B. Livingston to the Company’s board of directors.

      The Company filed Amendment No. 1 on Form 8-K/ A on September 16, 2003, amending its Current Report on Form 8-K previously filed on August 26, 2003, as a result of correspondence received by the Company from E&Y relating to the disclosure that was contained in the Form 8-K and the letter from E&Y that was attached as an exhibit to the Form 8-K. Included as exhibits to this Form 8-K/ A is the exchange of correspondence between the Company and E&Y subsequent to the filing of the Form 8-K on August 26, 2003 regarding the Company’s and E&Y’s respective positions on one of the five matters of application of generally accepted accounting principles.

      The Company filed a Current Report on Form 8-K on September 30, 2003 announcing the agreement with its bank group regarding the extension of the Company’s credit facility for 60 days.

      The Company filed a Current Report on Form 8-K on October 8, 2003 announcing the appointment by its Audit Committee of PricewaterhouseCoopers LLP as its independent auditors.

      The Company filed a Current Report on Form 8-K on November 6, 2003 announcing the resignation of Daniel D. Granger as Chairman and Chief Executive Officer, the appointment of Michael R. O’Brien as interim Chief Executive Officer and the appointment of Frederick W. Beinecke as Chairman of the Board of Directors.

      The Company filed a Current Report on Form 8-K on November 25, 2003 announcing plans to reorganize the Company, including the possible sale or divestiture of certain business units, and the resignation of Patricia A. Melanson, Group President.

      The Company filed a Current Report on Form 8-K on November 26, 2003 announcing the extension of certain credit facilities through August 31, 2004.

      The Company filed a Current Report on Form 8-K on March 18, 2004 announcing the resignation of Philip B. Livingston from the Company’s Board of Directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on July 15, 2004.

CATALINA MARKETING CORPORATION (Registrant)

By:	/s/ CHRISTOPHER W. WOLF

Christopher W. Wolf
Executive Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. BEINECKE Frederick W. Beinecke	Director and Chairman of Board	July 15, 2004

/s/ L. DICK BUELL L. Dick Buell	Director and Chief Executive Officer	July 15, 2004

/s/ FRANK H. BARKER Frank H. Barker	Director	July 15, 2004

/s/ EUGENE P. BEARD Eugene P. Beard	Director	July 15, 2004

/s/ EVELYN V. FOLLIT Evelyn V. Follit	Director	July 15, 2004

/s/ ANNE MACDONALD Anne MacDonald	Director	July 15, 2004

/s/ PETER T. TATTLE Peter T. Tattle	Director	July 15, 2004

/s/ MICHAEL B. WILSON Michael B. Wilson	Director	July 15, 2004

/s/ CHRISTOPHER W. WOLF Christopher W. Wolf	Executive Vice President and Chief Financial Officer	July 15, 2004