Form 10-Q
period 2003-06-30
CATALINA MARKETING CORP/DE
filed 2004-08-16
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     At July 31, 2004, the Registrant had outstanding 52,141,234 shares of Common Stock.

Part I. Financial Information

SPECIAL NOTE

     References herein to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries unless the context specifically states or implies otherwise. The Company was unable to file this report on a timely basis. See Note 1 for additional discussion. For the most part, we have included in this report information which would have been required, and related to the periods applicable, had we been able to file this report on a timely basis. Where specified, however, some information has been presented as of or with respect to a more recent date, in order to provide more useful information. For example, see Item 4, Part I (Controls and Procedures).

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Revenues	$102,212	$102,333
Costs and expenses:
Direct operating expenses	46,805	51,263
Selling, general and administrative	35,619	28,187
Depreciation and amortization	11,804	10,828

Total costs and expenses	94,228	90,278
Income from operations	7,984	12,055
Interest expense	(529)	(476)
Other income (expenses), net	727	(522)

Income before income taxes	8,182	11,057
Provision for income taxes	3,149	4,228

Income before cumulative effect of accounting change	5,033	6,829
Cumulative effect of accounting change, net of $0.6 million tax benefit	(770)	—

Net income	$4,263	$6,829

Diluted:
Net income per common share before cumulative effect of accounting change	$0.10	$0.12
Cumulative effect of accounting change	(0.02)	—

Net income per common share	$0.08	$0.12

Weighted average common shares outstanding	52,569	56,359

Basic:
Net income per common share before cumulative effect of accounting change	$0.10	$0.12
Cumulative effect of accounting change	(0.02)	—

Net income per common share	$0.08	$0.12

Weighted average common shares outstanding	52,536	55,407

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2003	2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,886	$1,715
Accounts receivable, net	67,427	74,849
Inventory	4,910	4,921
Deferred tax asset	14,302	14,967
Prepaid expenses and other current assets	19,065	15,986

Total current assets	114,590	112,438
Property and Equipment:
Property and equipment	376,016	372,036
Less — accumulated depreciation and amortization	(228,890)	(223,293)

Property and equipment, net	147,126	148,743
Patents, net	14,536	14,965
Goodwill	142,416	142,416
Other assets	3,594	3,859

Total Assets	$422,262	$422,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,524	$18,328
Accrued expenses	50,183	56,405
Income taxes payable	6,321	7,868
Deferred revenue	45,184	36,295
Short-term borrowings	31,113	18,297

Total current liabilities	145,325	137,193
Long-term deferred tax liability	14,855	15,436
Long-term debt	49,414	49,926
Other long-term liabilities	4,514	2,957

Total liabilities	214,108	205,512
Commitments and contingencies
Minority interest	914	914
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 52,069,899 and 52,755,192 shares issued and outstanding at June 30, 2003 and March 31, 2003, respectively	521	528
Paid-in capital	1,468	1,526
Accumulated other comprehensive income (loss)	(253)	289
Retained earnings	205,504	213,652

Total stockholders’ equity	207,240	215,995

Total liabilities and stockholders’ equity	$422,262	$422,421

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Accumulated
			Par		Other
		Number	Value of		Comprehensive		Total
	Comprehensive	of	Common	Paid-in	Income	Retained	Stockholders’
	Income	Shares	Stock	Capital	(Loss)	Earnings	Equity
BALANCE AT MARCH 31, 2003		52,755	$528	$1,526	$289	$213,652	$215,995
Proceeds from issuance of common stock		40	1	691	—	—	692
Increase in investment in subsidiary, net of tax		—	—	22	—	—	22
Tax benefit from exercise of non- qualified stock options and disqualified dispositions		—	—	271	—	—	271
Repurchase, retirement and cancellation of common stock		(749)	(8)	(888)	—	(12,411)	(13,307)
Deferred compensation plan common stock units and Directors’ common stock grants		24		(154)	—	—	(154)
Net income	$4,263	—	—	—	—	4,263	4,263
Foreign currency translation adjustment	(542)	—	—	—	(542)	—	(542)

Comprehensive income	$3,721	—	—	—	—	—	—

BALANCE AT JUNE 30, 2003		52,070	$521	$1,468	$(253)	$205,504	$207,240

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Net cash provided by operating activities:	$17,279	$21,970

Cash flows from investing activities:
Capital expenditures	(9,664)	(4,229)
Business acquisition payments	—	(4,638)

Net cash used in investing activities	(9,664)	(8,867)

Cash flows from financing activities:
Proceeds from the Corporate Facility, net	10,000	7,000
Proceeds from Japan borrowings	3,963	13,632
Principal payments on Japan borrowings	(1,678)	(13,779)
Repurchases of Company common stock	(13,307)	(27,833)
Proceeds from issuance of common and subsidiary stock	714	1,424
Other	—	(316)

Net cash used in financing activities	(308)	(19,872)

Effect of exchange rate changes on cash and cash equivalents	(136)	118

Net change in cash and cash equivalents	7,171	(6,651)
Cash and cash equivalents at end of prior period	1,715	13,656

Cash and cash equivalents at end of current period	$8,886	$7,005

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

     Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provides behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, pharmacy counter mats, attitudinal research programs, sampling, advertising, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and primarily uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of a customized communication to consumers during pharmacy prescription checkout transactions.

     The Company is organized and managed by segments which include the following operations: Manufacturer Services, Catalina Health Resource (“CHR”), the international operations, which includes manufacturer services similar to those services provided in the United States (“International”), Retail Services, Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard”), Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”). The domestic operations of the Company include Manufacturer Services, CHR, Retail Services, DMS and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. In November 2003, the Company announced its intent to divest of DMS, CMRS and Japan Billboard which were deemed not to be strategically aligned with the Company’s current core competencies. See further discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”) on July 15, 2004.

     Manufacturer Services serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of promotions at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions at the point-of-sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction.

     CHR’s services allow pharmaceutical and consumer packaged goods manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary product offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of the Company’s clients. These communication services include messages and educational information to healthcare patients at the pharmacy level throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to patients based on prescription medications purchased which are identified by a National Drug Code symbol. Clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medication and other healthcare remedies and merchandise. Communications provide clinically appropriate information while maintaining patient privacy.

     International operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic business. International offers a full range of targeted marketing solutions to consumer packaged goods manufacturers and enjoys relationships with major supermarket, hypermarket and other retailers. During the second quarter of fiscal year 2004, the Company expanded its behavior-based targeted marketing capabilities in Europe by launching a pilot test in Germany.

     Japan Billboard is a wholly owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. Japan Billboard primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. Advertising is sold either directly to a broad range of clients across multiple industries or through advertising agencies. In general, billboards are designed by and produced under the supervision of Japan Billboard. Upon completion and installation, the billboards are financed through third-party financing companies. Japan Billboard is required to make rental payments to building owners for the space on the rooftops and faces of buildings where the billboards are installed. Japan Billboard provides the maintenance for its billboards during the life of the applicable contract which generally ranges from three to five years.

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

     The Company’s Other segment includes Retail Services and CMRS. Retail Services provides innovative marketing solutions to retail chains nationwide and supports and maintains the Catalina Marketing Network® used by Manufacturer Services. CMRS provides a wide range of traditional marketing research services, including tracking studies and customer satisfaction surveys, as well as proprietary research products that take advantage of behavioral data gathered throughout the Catalina Marketing Network®.

     Previously Filed Financial Statements for Fiscal Years 2003, 2002 and 2001. We filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 on May 17, 2004. In addition to our consolidated financial statements for the fiscal year ended March 31, 2003, the filing included audited restatements of our financial statements for the fiscal years ended March 31, 2002 and 2001 and unaudited restatements of information for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002. Please refer to such filing for additional information regarding the background of such restatements and the content and effect of the changes included in the restated financial statements. See Note 4.

     Delay in Filing Our Annual Report and Quarterly Financial Results for the Fiscal Year Ended March 31, 2004. In June 2004, we announced our intent to delay the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. In addition, the Company was unable to file its Quarterly Report on Form 10-Q for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, in a timely manner. As required, Catalina filed notifications of late filing with the SEC under Rule 12b-25 for these filings. The Company filed its Annual Report on Form 10-K for fiscal year 2004 on July 15, 2004. This filing was delayed because of the significant time and resources required to file the Company’s Annual Report on Form 10-K for fiscal year 2003, which was filed on May 17, 2004.

     The Company is filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 today and expects to file a Quarterly Report on Form 10-Q for each of the quarters ended December 31, 2003 and September 30, 2003 for fiscal year 2004 as soon as practical. This Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is delinquent and is being filed after the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2004. This filing should not be confused with any report on Form 10-Q for a quarterly period of the Company’s fiscal year ending March 31, 2005. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the SEC on May 17, 2004, and the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on July 15, 2004.

     In this Form 10-Q for the quarterly period ended June 30, 2003, words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date this Quarterly Report on Form 10-Q is filed with the SEC.

     Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes as required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, except as disclosed herein, considered necessary for a fair presentation of the financial position of the Company as of June 30, 2003, the results of its operations and cash flows for the three-month periods ended June 30, 2003 and 2002, and the results of its changes in stockholders’ equity for the three-month period ended June 30, 2003 have been included.

     The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that were reported for the remainder of the year ended March 31, 2004.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly- owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In addition, the unaudited condensed consolidated financial statements include the accounts of a variable interest entity from which the Company leases its headquarters facility in St. Petersburg, Florida. The Company has determined that it is the primary beneficiary of this entity and, thus, has included the accounts of this entity in its unaudited condensed consolidated financial statements pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” The accounts of the wholly and majority owned foreign subsidiaries are included on a three-month lag, to facilitate the timing of the Company’s closing process.

Note 2. Stock Based Compensation

     The Company applies the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Additionally, the Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for the continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. Had compensation expense for these plans been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Net income:
As reported	$4,263	$6,829
Add stock-based employee compensation expense included in reported net income, net of tax	37	137
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,808)	(3,961)

Pro forma net income	$2,492	$3,005

Diluted EPS:
As reported	$0.08	$0.12
Pro forma	$0.05	$0.05
Basic EPS:
As reported	$0.08	$0.12
Pro forma	$0.05	$0.05

     Pro forma amounts include $0.4 million related to the purchase discount offered under the Purchase Plan for each of the three month periods ended June 30, 2003 and 2002.

     During the three months ended June 30, 2003, certain of the Company’s executives left the Company prior to exercising their options and, as a result, any unexercised options have been forfeited. The pro forma compensation expense for the first quarter of fiscal year 2004 shown in the table above includes a reversal of previously reported pro forma compensation expense of $3.9 million, net of a tax benefit of $2.4 million, related to these forfeited options.

Note 3. Accounting Standards Adopted During the Three Months Ended June 30, 2003

     SFAS No. 143. On April 1, 2003, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires the recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related asset and depreciated over the corresponding asset’s useful life.

     Upon adoption, the Company recorded a net increase in property and equipment of $0.7 million and recognized an asset retirement obligation of $2.1 million for the quarter ended June 30, 2003. This resulted in the recognition of a non-cash charge of $0.8 million, net of an income tax benefit of $0.6 million, which is reported as a cumulative effect of an accounting change in the accompanying unaudited condensed consolidated statements of income. The effect of the adoption of SFAS No. 143 is associated with Japan Billboard’s contractual obligation to remove certain billboards upon termination or cancellation of the related financing agreement.

     If SFAS No. 143 had been adopted on April 1, 2001, the liabilities recorded on the Company’s consolidated balance sheets would have been $2.0 million, $1.8 million and $2.0 million higher as of April 1, 2001, March 31, 2002 and March 31, 2003, respectively. The pro forma effect of the adoption of SFAS No. 143 on the results of operations for the three months ended June 30, 2002 was not material.

     Reconciliation of the beginning and ending amount of asset retirement obligation is as follows (in thousands):

Balance as of April 1, 2003	$2,048
Liabilities recorded for billboards newly installed	18
Reduction in liabilities for billboards removed	(77)
Accretion expense	11
Currency translation adjustment	2

Balance as of June 30, 2003	$2,002

     SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. It requires that a company classify a financial instrument that is within the standard’s scope as a liability or as an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and, for financial instruments entered into prior to May 31, 2003, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement by the Company did not have a material effect on its operating results, financial position or cash flows.

Note 4. Restatement of Quarterly Financial Statement Information

     As discussed in the Company’s Annual Report on Form 10-K for fiscal year 2003, in Notes 3 and 18 to the consolidated financial statements included therein, the Company restated its financial statements for each of the quarters for fiscal year 2003 to reflect corrections primarily related to the timing of the recognition of certain revenues and adjustments to costs and expenses. The following table compares the restated results of operations of the Company for the three months ended June 30, 2002 with those amounts originally reported on Form 10-Q for that period (in thousands, except per share information).

	Three Months Ended June 30, 2002
		As Originally
	As Restated	Reported
Revenues	$102,333	$109,071
Total cost and expenses	90,278	91,499

Income from operations	12,055	17,572
Interest expense and other, net	(998)	(371)

Income before income taxes	11,057	17,201
Provision for income taxes	4,228	6,542

Net Income	$6,829	$10,659

Diluted earnings per share
Net income per common share	$0.12	$0.19
Weighted average common share outstanding	56,359	56,359
Basic earnings per share
Net income per common share	$0.12	$0.19
Weighted average common shares outstanding	55,407	55,407

	Three Months Ended June 30, 2002
		As Originally
	As Restated	Reported
Net cash provided by operating activities	$21,970	$22,450
Net cash used in investing activities	(8,867)	(8,407)
Net cash used in financing activities	(19,872)	(19,771)
Effect of exchange rate changes on cash and cash equivalents	118	(235)

Net change in cash and cash equivalents	(6,651)	(5,963)
Cash and cash equivalents at end of prior period	13,656	13,276

Cash and cash equivalents at end of current period	$7,005	$7,313

Note 5. Net Income Per Common Share

     The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended June 30,
	2003	2002
Basic weighted average common shares outstanding	52,536	55,407
Dilutive effect of options outstanding	33	952

Diluted weighted average common shares outstanding	52,569	56,359

     Options to purchase 7,221,272 shares of common stock at exercise prices ranging from $18.13 to $36.82 per share for the three months ended June 30, 2003, and 2,057,002 shares at exercise prices ranging from $33.46 to $36.82 per share for the three months ended June 30, 2002 were not included in the computation of diluted EPS for each period because their exercise prices were greater than the average market price of common stock during the relevant periods.

Note 6. Comprehensive Income (in thousands)

	Three months ended June 30,
	2003	2002
		(As Restated)
Net income	$4,263	$6,829
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(542)	550

Comprehensive Income	$3,721	$7,379

Note 7. Segment Information

     The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Manufacturer Services	Provides point-of-sale, printed promotions to consumers for clients that produce consumer packaged goods.

Catalina Health Resource	Provides point-of-sale, printed direct-to-patient communications for pharmaceutical, CPG manufacturers and retailers.

International	Provides services similar to Manufacturer Services in the United Kingdom, France, Italy and Japan.

Japan Billboard	Provides billboards and outdoor media advertising in Japan.

Direct Marketing Services	Provides direct mail services to consumers’ homes for manufacturing and retail clients.

Other	Includes Retail Services, which supports and maintains the Catalina Marketing Network® and provides marketing services to retailers, and CMRS, which provides traditional marketing research services.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

     Financial information for each of the Company’s reportable segments is presented in the following tables. Amounts for the three months ended June 30, 2002 are as restated (in thousands).

			Intersegment
	Revenues from External Customers		Revenues
	Three Months Ended June 30,
Segments:	2003	2002	2003	2002
Manufacturer Services	$53,385	$54,058	$—	$40
Catalina Health Resource	14,466	16,833	—	—
International	9,111	5,007	—	—
Direct Marketing Services	11,657	10,057	155	287
Japan Billboard	3,768	5,408	—	—
Other	9,790	10,752	191	56

	102,177	102,115	346	383
Reconciliation of segments to consolidated amount:
Corporate	35	218	435	276
Eliminations	—	—	(781)	(659)

	$102,212	$102,333	$—	$—

	Net Income (Loss)
	Three Months Ended June 30,
Segments:	2003	2002
Manufacturer Services	$13,865	$15,307
Catalina Health Resource	(1,997)	(696)
International	(1,146)	(1,500)
Direct Marketing Services	(483)	(976)
Japan Billboard	(1,138)	248
Other	(754)	(1,770)
Reconciliation of segments to consolidated amount:
Corporate	(4,084)	(3,784)

Consolidated	$4,263	$6,829

	Total Assets
Segments:	June 30, 2003	March 31, 2003
Manufacturer Services	$1,087,545	$1,006,690
Catalina Health Resource	66,339	67,786
International	78,982	73,643
Direct Marketing Services	78,159	72,327
Japan Billboard	23,922	22,268
Other	148,477	137,422
Reconciliation of segments to consolidated amount:
Eliminations	(1,782,209)	(1,618,741)
Corporate	721,047	661,026

	$422,262	$422,421

Note 8. Stock Repurchases

     During the three months ended June 30, 2003, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. During the three months ended June 30, 2002, the Company repurchased 867,900 shares of its common stock for a total of $27.8 million.

Note 9. Subsequent Event

     A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. We subsequently appealed this assessment of the relevant state tax tribunal. The tax tribunal held that our electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. We appealed the case to the state’s supreme court and, in May 2004, the state supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company; however, the decision of the state’s tax tribunal is subject to review by the state supreme court and is not final. As of the current date, the Company does not yet know the final outcome of the case. A favorable decision could result in the reversal of a liability of approximately $4.4 million, which is the amount of the liability the Company has recognized as of the current date. If an adverse decision is reached in this case, we do not believe that the tax assessment will result in a material charge to the Company’s financial statements; however, we may become subject to similar proceedings in other jurisdictions and additional tax assessments resulting from those proceedings could be material to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table includes the revenues, operating profit (loss) and net income (loss) for each of the Company’s significant reportable segments for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. Dollars are in thousands. The accounts of our wholly and majority owned foreign subsidiaries are included for the three months ended March 31, which is the end of their first fiscal quarter.

     In general, we expect our revenues to be higher during periods of increased promotional activity by manufacturers. The pattern of promotion distribution is irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotion, seasonal product advertising and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. The seasonality of our international operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be affected by the difference in fiscal years. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, the timing of growth of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period. See Note 7 to the unaudited condensed consolidated financial statements included herein, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for additional segment information. Results of operations are discussed for each of our significant operating segments.

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Revenues
Manufacturer Services	$53,385	$54,098
CHR	14,466	16,833
International	9,111	5,007
DMS	11,812	10,344
Japan Billboard	3,768	5,408
Other(1)	9,981	10,808
Corporate	470	494
Eliminations	(781)	(659)

Total Revenues	$102,212	$102,333

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Operating Profit (Loss)
Manufacturer Services	$23,302	$25,724
CHR	(3,356)	(1,169)
International	(454)	(1,753)
DMS	(813)	(1,641)
Japan Billboard	(318)	494
Other(1)	(1,267)	(2,975)
Corporate	(9,110)	(6,625)

Total Operating Profit	$7,984	$12,055

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Net Income (Loss)
Manufacturer Services	$13,865	$15,307
CHR	(1,997)	(696)
International	(1,146)	(1,500)
DMS	(483)	(976)
Japan Billboard	(1,138)	248
Other(1)	(754)	(1,770)
Corporate	(4,084)	(3,784)

Net Income	$4,263	$6,829

(1) Other includes Retail Services and CMRS, which were not significant operating segments.

Consolidated Results of Operations

     Consolidated revenues of $102.2 million for the three months ended June 30, 2003 were relatively unchanged as compared with consolidated revenues of $102.3 million the three months ended June 30, 2002. Consolidated operating profit decreased $4.1 million to $8.0 million for the three months ended June 30, 2003 compared with consolidated operating profit of $12.1 million for the three months ended June 30, 2002. Consolidated net income for the three months ended June 30, 2003 decreased to $4.3 million compared with $6.8 million for the three months ended June 30, 2002. See Segment Results below for a discussion of the comparative period changes.

     The consolidated provision for income taxes for the three months ended June 30, 2003 of $3.1 million increased to 38.5% of income before income taxes compared with the consolidated provision for income taxes for the three months ended June 30, 2002 of $4.2 million, or 38.2% of income before income taxes. The Company’s effective tax rate for the three months ended June 30, 2003 was higher than the federal statutory rate primarily due to state and foreign income taxes and various nondeductible expenses.

Segment Results

Manufacturer Services

     Revenues for Manufacturer Services decreased by $0.7 million to $53.4 million for the three months ended June 30, 2003, compared with revenues of $54.1 million for the three months ended June 30, 2002. The decrease was primarily due to a reduction in the volume of promotions printed.

     Operating profit for Manufacturer Services decreased by $2.4 million to $23.3 million for the three months ended June 30, 2003 compared with operating profit of $25.7 million for the three months ended June 30, 2002. The decrease in operating profit was primarily due to the decrease in revenues described above, as well as an increase in certain operating costs. Direct operating expenses increased $1.0 million for the three months ended June 30, 2003, compared with the three months ended June 30, 2002, primarily due to a change in the manner in which the Company allocates certain retailer costs among its segments. Beginning in fiscal year 2004, for the three months ended June 30, 2003, Manufacturer Services recognized approximately $1.6 million of costs from Retail Services as compensation for intersegment services provided, partially offset by a $0.7 million decline in sales commissions.

     As a result of the combined effect of lower revenues and net increase in direct costs and expenses, net income for Manufacturer Services decreased by $1.4 million to $13.9 million for the three months ended June 30, 2003, compared with net income of $15.3 million for the three months ended June 30, 2002.

CHR

     Revenues for CHR decreased by $2.4 million to $14.5 million for the three months ended June 30, 2003, compared with revenues of $16.8 million for the three months ended June 30, 2002, primarily due to a reduction in the volume of revenue generating newsletters delivered. This decrease in revenue generating newsletters was primarily attributable to a decline in pharmaceutical manufacturer spending in our Health Resource Network during this period.

     Operating loss for CHR increased by $2.2 million to $3.4 million for the three months ended June 30, 2003 compared with an operating loss of $1.2 million for the three months ended June 30, 2002. The increase in operating loss was primarily due to a decrease in revenues and an increase in administrative expenses incurred for reorganizing CHR’s operational structure, including severance pay, and was partially offset by lower sales commissions.

     Net loss for CHR increased by $1.3 million to $2.0 million for the three months ended June 30, 2003 compared with a net loss of $0.7 million for the three months ended June 30, 2002. This increase in net loss was primarily due to the factors affecting operating loss, discussed above.

International

     Revenues for International increased by $4.1 million to $9.1 million for the three months ended June 30, 2003 compared with revenues of $5.0 million for the three months ended June 30, 2002. The increase in International revenues reflects additional manufacturer and retail promotions printed in France through a French retailer that was added to the Catalina Marketing Network during fiscal year 2003.

     Operating loss for International decreased by $1.3 million to $0.5 million for the three months ended June 30, 2003 compared with an operating loss of $1.8 million for the three months ended June 30, 2002. The decrease in operating loss was primarily attributable to the increase in revenues, net of related direct costs.

     Net loss for International decreased by $0.4 million to $1.1 million for the three months ended June 30, 2003 compared with a net loss of $1.5 million for the three months ended June 30, 2002.

DMS

     Revenues for DMS increased by $1.5 million to $11.8 million for the three months ended June 30, 2003 compared with revenues of $10.3 million for the three months ended June 30, 2002. The increase in revenues was primarily attributable to increases in customer sample mailings.

     Operating loss for DMS decreased by $0.8 million to $0.8 million for the three months ended June 30, 2003 compared with an operating loss of $1.6 million for the three months ended June 30, 2002, primarily as a result of the increase in revenues, net of related direct costs.

     Net loss for DMS decreased to $0.5 million for the three months ended June 30, 2003 compared with a net loss of $1.0 million for the three months ended June 30, 2002 primarily due to the factors affecting operating loss discussed above.

Japan Billboard

     Revenues for Japan Billboard decreased by $1.6 million to $3.8 million for the three months ended June 30, 2003 compared with revenues of $5.4 million for the three months ended June 30, 2002. The decrease in revenues was primarily attributable to a decline in tobacco advertising spending as a result of the adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002, which significantly limits the manner in which tobacco companies in Japan can market, promote and advertise their products. For a more detailed description of the Initiative and its effect on revenues for Japan Billboard, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Operating loss for Japan Billboard was $0.3 million for the three months ended June 30, 2003, compared with an operating profit of $0.5 million for the three months ended June 30, 2002. Net loss for Japan Billboard was $1.1 million for the three months ended June 30, 2003 compared with net income of $0.2 million for the three months ended June 30, 2002. The decrease in operating results for Japan Billboard for the three months ended June 30, 2003 was primarily attributable to the effect of the Initiative on its business. Net income also includes a charge in the amount of

$0.8 million for the cumulative effect of an accounting change upon the adoption of SFAS No. 143 and its application in recognition of asset retirement costs expected to be incurred for the retirement of billboards. See Note 2 to the unaudited condensed consolidated financial statements.

Other Segments and Corporate

     Other includes Retail Services and CMRS. Revenues for this segment decreased by $0.8 million to $10.0 million for the three months ended June 30, 2003 compared with revenues of $10.8 million for the three months ended June 30, 2002. Retail Services revenues declined by $1.6 million primarily due to a decrease in loyalty card revenues. This decrease was partially offset by an increase in CMRS revenues and other revenues of $0.8 million.

     Operating loss decreased by $1.7 million to $1.3 million for the three months ended June 30, 2003 compared with an operating loss of $3.0 million for the three months ended June 30, 2002. The improvement in operating results was primarily attributable to an intersegment allocation of certain costs from Retail Services to Manufacturer Services for services provided by Retail Services. There was no significant change in costs and expenses for CMRS for the three months ended June 30, 2003 compared with the three months ended June 30, 2002.

     Primarily as a result of the decrease in costs and expenses, net loss for the Other operating segment decreased to $0.8 million for the three months ended June 30, 2003 compared with a net loss of $1.8 million for the three months ended June 30, 2002.

     The increase in the operating loss for Corporate for the three months ended June 30, 2003 reflects a decrease in the percent of costs allocated to operating segments from 79.1% of Corporate’s operating costs for the three months ended June 30, 2002 to 72.7% of Corporate’s operating costs for the three months ended June 30, 2003. Before allocations, total Corporate operating costs for the three months ended June 30, 2003 were comparable with the three months ended June 30, 2002.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the three months ended June 30, 2003 were $102.2 million, which includes $12.9 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the three months ended June 30, 2003. Accordingly, revenues in United States dollars for our foreign operations would have been 15.9% lower for the period if translated using the weighted average currency translation rates for the comparable period in fiscal year 2002.

Liquidity and Capital Resources

     Our primary sources of liquidity have been cash flows generated from operations, a credit agreement with a syndicate of commercial banks with a revolving loan credit facility (the “Corporate Facility”), various credit agreements and installment loan payables entered into by our Japan subsidiaries (the “Japan Credit Facilities”) and the indebtedness under a lease arrangement in the amount of $29.6 million. See “Other Sources of Liquidity” for further details. Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations for the three months ended June 30, 2003 and through the current date have been sufficient to meet our liquidity needs and, with the expectation that the Corporate Facility will be refinanced prior to its expiration on August 31, 2004, we believe that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

     We have no significant long-term debt other than outstanding debt in Japan and the indebtedness under the lease agreement governing our headquarters facility. We will continue to invest in sales and marketing, in our Catalina Marketing Network® and in other support technology and enhanced systems of reporting and controls.

     We believe that our ability to generate sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, development and expansion of markets, investments, acquisitions, share repurchases, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facilities, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

     Cash provided by operating activities was $17.3 million for the three months ended June 30, 2003 compared with $22.0 million for the three months ended June 30, 2002.

     Net cash used in investing activities increased by $0.8 million to $9.7 million for the three months ended June 30, 2003 compared with $8.9 million used in investing activities for the three months ended June 30, 2002. Capital expenditures increased by $5.4 million for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. Capital expenditure levels vary during the year depending upon the timing and size of contracts entered into with retailers and the scheduling of store installations. Cash used for investing activities for the three months ended June 30, 2002 included $4.6 million for earnout payments related to previous acquisitions accounted for as purchases.

     Net cash used in financing activities decreased to $0.3 million for the three months ended June 30, 2003 compared with $19.9 million used in financing activities during the three months ended June 30, 2002. The decrease of $19.6 million is primarily attributable to the decrease in the amount of Company common stock repurchased during the three months ended June 30, 2003, combined with increased bank borrowings during the three months ended June 30, 2003 compared with the three months ended June 30, 2002.

     Cash and cash equivalents increased by $7.2 million for the three months ended June 30, 2003 compared with a decrease in cash and cash equivalents of $6.7 million for the three months ended June 30, 2002.

Other Sources of Liquidity

     In addition to our cash flows generated from operations, our access to the Corporate Facility and Japan Credit Facilities provide additional sources of liquidity.

     The Corporate Facility. The Corporate Facility currently provides for a revolving line of credit up to $30.0 million, which is available to finance capital expenditures, current operating requirements in our domestic and European subsidiaries and other investments. The balance outstanding under the Corporate Facility as of June 30, 2003 was $22.0 million. Subsequent to June 30, 2003, the Corporate Facility was amended and restated. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004, for a discussion of the significant changes and current terms of the Corporate Facility. The Corporate Facility expires on August 31, 2004. The Corporate Facility was repaid in full on November 25, 2003 and no additional amounts have been borrowed through the current date.

     We believe that we will be able to either renegotiate or replace the Corporate Facility prior to its expiration on August 31, 2004 with terms that will be at least as favorable as the terms of the current Corporate Facility; however, there can be no assurances that we will be able to renegotiate terms that are as favorable to the Company as those of the existing Corporate Facility. Although we believe that cash generated from operations under economic conditions similar to those currently existing will be sufficient to meet our liquidity requirements, failure to renegotiate the terms of or to replace the Corporate Facility on terms that are at least as favorable to us could have, in conjunction with other unknown events related to our liquidity or future business prospects, a material adverse effect on our ability to provide sufficient cash to fund our operations.

     The Japan Credit Facilities. The Japan Credit Facilities are available to finance capital expenditures and current operating requirements of our operations in Japan. The balance outstanding under the Japan Credit Facilities as of June 30, 2003 was $29.0 million. Subsequent to June 30, 2003, the Japan Credit Facilities were amended. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004, for a discussion of the significant changes to and current terms of the Japan Credit Facilities.

     The Lease Agreement. The lease agreement governs the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida. These borrowings are guaranteed by a lien on our corporate headquarters. The initial lease term expires in October 2005. At the expiration of the initial lease term for our building, if all parties agree, the lease may be extended for as many as three, five-year renewal periods; alternatively, we have an option to purchase the building for approximately $30.5 million. The Company is currently in compliance with the terms of the lease agreement. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on July 15, 2004, for a discussion of the terms of the lease agreement.

Capital Requirements

     There were no significant changes to the Company’s contractual cash obligations or commercial commitments during the quarter ended June 30, 2003 as compared with the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the SEC on May 17, 2004. Furthermore, there have not been any material changes to the Company’s contractual cash obligations or commercial commitments since March 31, 2004, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on July 15, 2004.

     Our unaudited condensed consolidated balance sheets include the accounts of the variable interest entity which owns our headquarters building in St. Petersburg, Florida. At the expiration of the initial lease term for our building, if all parties agree, the lease may be extended for as many as three, five-year renewal periods; alternatively, we have an option to purchase the building for approximately $30.5 million. The Company also has the option to purchase the building at any time before the expiration of the initial lease term in October 2005. In the event we elect to purchase the building, we may arrange third-party financing for the purchase or, depending upon availability, utilize cash from operations, either entirely or in combination with long-term financing. If the lease is not extended and we do not purchase the building, the building will be sold, at which time we may negotiate a lease with the new owner. We believe that the ability to renew the lease or purchase the building, either individually or in some combination thereof, or renegotiation of a lease in the event of a sale of the building, will allow us to satisfy our obligation for our headquarters building.

     Capital Expenditures. The Company’s primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® typically range from $3,000 to $13,000 per store. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. We typically finance our capital expenditures for in-store equipment with cash generated from operations. Because in-store installations do not follow a pattern that necessarily coincides with our operating cash flows, we may finance our capital expenditures for this equipment with proceeds from our Corporate Facility.

     Contingent Earnout Payment. In 1999, the Company, through one of its wholly owned subsidiaries, executed a final deferred contingency earnout agreement, as amended in November 2003, with the former minority partners of the Catalina Marketing Japan coupon business. The agreement stipulates a potential earn out payment based on a predetermined formula over the applicable four consecutive quarters of earnings during a time period ending between 2006 and 2007. We are not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

Sales Tax Assessment

     A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. We subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that our electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. We appealed the case to the state’s supreme court and, in May 2004, the state supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company; however, the decision of the state’s tax tribunal is subject to review by the state supreme court and is not final. As of the current date, the Company does not yet know the final outcome of the case. A favorable decision could result in the reversal of a liability of approximately $4.4 million, which is the amount of the liability the Company has recognized as of the current date. If an adverse decision is reached in this case, we do not believe that the tax assessment will result in a material charge to the Company’s financial statements, however, we may become subject to similar proceedings in other jurisdictions and additional tax assessments resulting from those proceedings could be material to the Company.

Critical Accounting Estimates

     Please refer to the discussion of the Company’s Critical Accounting Estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Forward Looking Statements

     Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risk factors should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I—“Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries. Please refer to the discussion of the Company’s Quantitative and Qualitative Disclosure About Market Risk as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003. There have been no material changes to the Company’s market risk exposure since March 31, 2003.

Item 4. Controls and Procedures

     The Company performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Exchange Act) as of March 31, 2004. A discussion of the findings of these evaluations is included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2004 (filed July 15, 2004). We are in the process of making an additional assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of our first fiscal quarter of 2005 ended June 30, 2004, and will report on such assessment in our Quarterly Report on Form 10-Q to be filed with respect to such period.

     The evaluation as of March 31, 2004 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These conclusions are as of March 31, 2004 and are subject to our subsequent evaluation, actions and conclusions discussed below. In addition, we made a number of significant changes in our “internal control over financial reporting” that occurred during our fiscal years 2003 and 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes are summarized below. Other than as described below, we made no changes in our internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     We have continued to evaluate the effectiveness and design of our disclosure controls and procedures in light of subsequent developments with respect to our financial reporting as further discussed below and the matters described in Item 9 — “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” in our Annual

Report on Form 10-K for our fiscal year ended March 31, 2004. As part of our ongoing evaluation, in June 2003, our accounting and finance personnel began an extensive effort to analyze our financial information and related accounting records for our fiscal years ended March 31, 2003, 2002 and 2001. These efforts, along with efforts undertaken to position our Chief Executive Officer and our Chief Financial Officer to satisfy their certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review, as described below. In addition, our independent registered certified public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), in connection with its audit and review of the Company’s internal controls, has communicated to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and senior management its findings with respect to the Company’s internal control over financial reporting, including certain “material weaknesses” and “significant deficiencies,” as defined under standards established by the American Institute of Certified Public Accountants. Management, in performing its evaluation, also considered PwC’s findings. This evaluation allowed us and our Chief Executive Officer and our Chief Financial Officer to make conclusions, as of July 2004, regarding the state of our disclosure controls and procedures. The evaluation is ongoing and, accordingly, the Company and our certifying officers may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

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

           Since May 2003, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting including the following:

•	In May 2003, we assigned one of our senior executives to assume principal oversight responsibility for CHR and its operations for an interim period, specifically in connection with developing and implementing appropriate disclosure controls and procedures and internal controls over financial reporting.

•	In September 2003, we appointed a new corporate controller of CHR.

•	In November 2003, we adopted the Catalina Health Resource Selling Policies and Procedures. These policies and procedures, as well as other policies adopted by the Company, provide the following:

•	We required all participants in CHR programs to execute written contracts, including amendments to existing contracts, in each case, in form and substance approved by the Company’s Executive Counsel for Legal Affairs or authorized CHR officers.

•	We restricted CHR employees from commencing or changing a program prior to the Company receiving a signed contract or amendment to an existing contract.

•	We limited the duration of programs and printing amounts to limits set forth in signed contracts or amendments to existing contracts.

•	We limited deviations from CHR standard contract clauses without prior approval by CHR authorized officers.

•	In November 2003, we established compliance training programs for the Company’s employees related to the policies described above and contained in the Catalina Health Resource Selling Policies and Procedures.

•	In February 2004, we appointed a new president of CHR.

•	In March 2004, we completed the relocation of our CHR operations related to finance, database operations, contract administration, procurement and human resources from our offices located in St. Louis, Missouri, to our headquarters in St. Petersburg, Florida, in order to monitor these operations more closely.

•	We have engaged outside resources to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

•	We are re-evaluating prior policies and procedures and have established new policies and procedures for transactions, account reconciliation procedures and contract management procedures.

•	In July 2004, we added a financial expert to our Board of Directors and the Audit Committee as required by the Sarbanes-Oxley Act of 2002.

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

          The statements contained in paragraph 4(a) of Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

     Part II. Other Information

     Item 6. Exhibits and report on Form 8-K

(a)	Exhibits. See Exhibit index on page 26 of this Quarterly Report on Form 10-Q

(b)	Reports on Form 8-K

During the three months ended June 30, 2003, we filed the following Current Reports on Form 8-K:

Current Report filed with the Commission on April 16, 2003 (Item 5).

CATALINA MARKETING CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 16, 2004	CATALINA MARKETING CORPORATION

(Registrant)

/s/ Christopher W. Wolf

Christopher W. Wolf
Executive Vice President and Chief Financial Officer
(Authorized officer of Registrant and principal financial officer)

Exhibit
No.		Description of Exhibit
31.1	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002