Form 10-Q
period 2004-06-30
CATALINA MARKETING CORP/DE
filed 2004-08-16
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to ________

Commission File Number: 1-11008

CATALINA MARKETING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 200 Carillon Parkway, St. Petersburg, Florida (Address of Principal Executive Offices)	33-0499007 (IRS Employer Identification Number) 33716-2325 (Zip Code)
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

CATALINA MARKETING CORPORATION

Part I. Financial Information

     References herein to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries, unless the context specifically states or implies otherwise.

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Revenues	$105,643	$102,212
Costs and expenses:
Direct operating expenses	41,678	46,805
Selling, general and administrative	31,771	35,619
Impairment charge	1,609	—
Depreciation and amortization	12,198	11,804

Total costs and expenses	87,256	94,228
Income from operations	18,387	7,984
Interest expense	(612)	(529)
Other income (expenses), net	192	727

Income before income taxes	17,967	8,182
Provision for income taxes	7,041	3,149

Income before cumulative effect of accounting change	10,926	5,033
Cumulative effect of accounting change, net of $0.6 million tax benefit	—	(770)

Net income	$10,926	$4,263

Basic:
Net income per common share before cumulative effect of accounting change	$0.21	$0.10
Cumulative effect of accounting change	—	(0.02)

Net income per common share	$0.21	$0.08

Weighted average common shares outstanding	52,227	52,536

Diluted:
Net income per common share before cumulative effect of accounting change	$0.21	$0.10
Cumulative effect of accounting change	—	(0.02)

Net income per common share	$0.21	$0.08

Weighted average common shares outstanding	52,245	52,569

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$71,467	$72,704
Accounts receivable, net	64,402	56,963
Inventory	5,734	5,836
Deferred tax asset	8,454	8,536
Prepaid expenses and other current assets	15,685	14,958

Total current assets	165,742	158,997
Property and equipment:
Property and equipment	376,808	381,999
Less — accumulated depreciation and amortization	(260,189)	(255,156)

Property and equipment, net	116,619	126,843
Patents, net	12,992	13,472
Goodwill	83,134	84,743
Other assets	2,583	2,754

Total assets	$381,070	$386,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,789	$15,372
Accrued expenses	50,884	65,778
Income taxes payable	3,083	3,127
Deferred revenue	36,389	35,730
Short-term borrowings	36,858	37,016

Total current liabilities	141,003	157,023
Long-term deferred tax liability	10,104	9,827
Long-term debt	29,913	29,908
Other long-term liabilities	4,468	4,475

Total liabilities	185,488	201,233
Commitments and contingencies
Minority interest	914	914
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 52,140,866 and 52,134,462 shares issued and outstanding at June 30, 2004 and March 31, 2004, respectively	521	521
Paid-in capital	2,561	2,485
Accumulated other comprehensive loss	(1,308)	(312)
Retained earnings	192,894	181,968

Total stockholders’ equity	194,668	184,662

Total liabilities and stockholders’ equity	$381,070	$386,809

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(in thousands)

			Par		Accumulated
		Number	Value of		Other		Total
	Comprehensive	of	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Income	Shares	Stock	Capital	Loss	Earnings	Equity
BALANCE AT MARCH 31, 2004		52,134	$521	$2,485	$(312)	$181,968	$184,662
Deferred compensation plan common stock units and Directors’ common stock grants		7	—	76	—	—	76
Net income	$10,926	—	—	—	—	10,926	10,926
Foreign currency translation adjustment	(996)	—	—	—	(996)	—	(996)

Comprehensive income	9,330	—	—	—	—	—	—

BALANCE AT JUNE 30, 2004		52,141	$521	$2,561	$(1,308)	$192,894	$194,668

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2004	2003
Net cash provided by operating activities:	$1,866	$17,279

Cash flows from investing activities:
Capital expenditures	(2,141)	(9,664)

Cash flows from financing activities:
Proceeds from the Corporate Facility, net	—	10,000
Proceeds from Japan borrowings	—	3,963
Principal payments on Japan borrowings	(698)	(1,678)
Repurchases of Company common stock	—	(13,307)
Proceeds from the issuance of common and subsidiary stock	—	714

Net cash used in financing activities	(698)	(308)
Effect of exchange rate changes on cash and cash equivalents	(264)	(136)

Net change in cash and cash equivalents	(1,237)	7,171
Cash and cash equivalents at end of prior period	72,704	1,715

Cash and cash equivalents at end of current period	$71,467	$8,886

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

     The Company is organized and managed by segments, which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”), the International operations, which includes services similar to those provided in the United States by CMS (“International”), Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard”), Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”). The domestic operations of the Company include CMS, CHR, DMS and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. In November 2003, the Company announced its intent to divest of DMS, CMRS and Japan Billboard which were deemed not to be strategically aligned with the Company’s current core competencies. See further discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”) on July 15, 2004. Although these segments have been targeted for divestiture by the Company, the results of operations for these segments are reflected in continuing operations in our unaudited condensed consolidated financial statements. The Company has concluded that these businesses do not qualify for “held for sale” treatment at June 30, 2004, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets.”

     The Company previously reported the activities of the operating segments Retail Services and CMRS in Other. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services, or CMS. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three months ended June 30, 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

     CMS serves the needs of domestic consumer product manufacturers, primarily within the consumer packaged goods industry, and the grocery retail industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of promotions at the checkout lane of a retailer, typically a supermarket. Catalina Marketing links its proprietary software, computers, central databases and thermal printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions at the point-of-sale based on product Universal Product Codes or other scanned information. The printed promotions are handed to consumers by the cashier at the end of the shopping transaction. CMS also provides marketing solutions to retail chains nationwide and supports and maintains the Catalina Marketing Network®.

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

Communications are primarily delivered to patients based on prescription medications purchased which are identified by a National Drug Code symbol. Clients are able to use these communications to provide information on a wide variety of products such as over-the- counter medicines, prescription medication and other healthcare remedies and merchandise. Communications provide clinically appropriate information while maintaining patient privacy.

     International operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom, Germany and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic business and offers a full range of targeted marketing solutions to consumer packaged goods manufacturers and enjoys relationships with supermarket, hypermarket and other retailers.

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

     CMRS provides a wide range of traditional marketing research services, including tracking studies and other satisfaction surveys, as well as proprietary research products that take advantage of behavioral data gathered throughout the Catalina Marketing Network®.

     Delay in Filing Our Annual Report and Quarterly Financial Results for the Fiscal Year Ended March 31, 2004. In June 2004, we announced our intent to delay the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. In addition, the Company was unable to file its Quarterly Report on Form 10-Q for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 in a timely manner. As required, Catalina filed notifications of late filing with the SEC under Rule 12b-25 for these filings. The Company filed its Annual Report on Form 10-K for fiscal year 2004 on July 15, 2004. The Annual Report on Form 10-K for fiscal year 2004 filing was delayed because of the significant time and resources required to file the Company’s Annual Report on Form 10-K for fiscal year 2003, which was filed on May 17, 2004.

     The Company is filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 today and expects to file a Quarterly Report on Form 10-Q for each of the quarters ended September 30, 2003 and December 31, 2003 for the immediately preceding fiscal year ended March 31, 2004, as soon as practicable. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on July 15, 2004.

     In this Form 10-Q for the quarterly period ended June 30, 2004, words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date this Quarterly Report on Form 10-Q is filed with the SEC.

     Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring accruals, except as disclosed herein, considered necessary for a fair presentation of the financial position of the Company as of June 30, 2004, the results of its operations and cash flows for the three-month periods ended June 30, 2004 and 2003, and the results of its changes in stockholders’ equity for the three-month period ended June 30, 2004 have been included.

     The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2005.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In addition, the unaudited condensed consolidated financial statements include the accounts of a variable interest entity from which the Company leases its headquarters facility in St. Petersburg, Florida. The Company has determined that it is the primary beneficiary of this entity and, thus, has included the accounts of this entity in its unaudited condensed consolidated financial statements pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” The accounts of the wholly and majority owned foreign subsidiaries are included on a three-month lag, (i.e., for the three-month periods ended March 31, 2004 and March 31, 2003), to facilitate the timing of the Company’s closing process.

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

	Three Months Ended June 30,
	2004	2003
Net income:
As reported	$10,926	$4,263
Add stock-based employee compensation expense included in reported net income, net of tax	76	37
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,608)	(1,808)

Pro forma net income	$7,394	$2,492

Basic EPS:
As reported	$0.21	$0.08
Pro forma	$0.14	$0.05
Diluted EPS:
As reported	$0.21	$0.08
Pro forma	$0.14	$0.05

     Pro forma amounts include approximately $0.4 million related to the purchase discount offered under the Purchase Plan for the three months ended June 30, 2003. There were no shares issued under the Purchase Plan for the three months ended June 30, 2004, and, consequently, no accompanying purchase discount.

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

Note 3. Accounting Standards Adopted During the Three Months Ended June 30, 2004

     Revised SFAS No. 132. In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS No. 132”). This revision to SFAS No. 132 is intended to improve financial statement disclosures for defined benefit plans and was initiated in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular, the standard requires that companies provide more details in their interim financial reports about their net periodic pension expense and amounts expected to be paid to the plan during the current fiscal year.

     In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and the Company does not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the three months ended June 30, 2004 and 2003 were not material. The Company’s funding of the cost of healthcare benefits is at the discretion of management. A detail of net periodic expense for the three months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	2003
Service cost	$—	$3
Interest cost	31	32
Amortization of unrecognized prior service costs	—	111

	$31	$146

     The revision to SFAS No. 132 also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132 as they related to the Company’s postretirement healthcare plan have been provided in Note 15 to the Company’s Consolidated Financial Statements as filed in its Annual Report on Form 10-K for fiscal year ended March 31, 2004.

Note 4. Net Income Per Common Share

     The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended June 30,
	2004	2003
Basic weighted average common shares outstanding	52,227	52,536
Dilutive effect of options outstanding	18	33

Diluted weighted average common shares outstanding	52,245	52,569

     Options to purchase 4,097,985 shares of common stock at exercise prices ranging from $18.13 to $36.82 per share for the three months ended June 30, 2004, and 7,221,272 shares at exercise prices ranging from $18.13 to $36.82 per share for the three months ended June 30, 2003 were not included in the computation of diluted EPS for the respective period because their exercise prices were greater than the average market price of common stock during the relevant periods.

Note 5. Comprehensive Income (in thousands)

	Three months ended June 30,
	2004	2003
Net income	$10,926	$4,263
Other comprehensive loss, net of tax:
Currency translation adjustment	(996)	(542)

Comprehensive Income	$9,930	$3,721

Note 6. Segment Information

     The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed promotions to consumers for consumer packaged goods manufacturers and our retail partners.
Catalina Health Resource	Provides point-of-sale printed direct-to-patient communications for pharmaceutical and consumer packaged goods manufacturers and retailers.
International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Germany and Japan.
Japan Billboard	Provides billboards and outdoor media advertising in Japan.
Direct Marketing Services	Provides direct mail services to consumers’ homes for manufacturing and retail clients.
Catalina Marketing Research Solutions	Provides traditional marketing research services.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

     The Company previously reported the activities of the operating segments Retail Services and CMRS in Other. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services, or CMS. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three months ended June 30, 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

     Financial information for each of the Company’s reportable segments is presented in the following tables.

	Revenues from
	External		Intersegment
	Customers		Revenues
	Three Months Ended June 30,
Segments:	2004	2003	2004	2003
Catalina Marketing Services	$63,398	$59,599	$4	$—
Catalina Health Resource	17,866	14,466	—	—
International	14,246	9,111	—	—
Direct Marketing Services	5,800	11,657	138	155
Japan Billboard	2,921	3,768	—	—
Catalina Marketing Research Solutions	1,342	3,576	40	191

	105,573	102,177	182	346
Reconciliation of segments to consolidated amount:
Corporate	70	35	696	435
Eliminations	—	—	(878)	(781)

	$105,643	$102,212	$—	$—

	Net Income (Loss)
	Three Months Ended June 30,
Segments:	2004	2003
Catalina Marketing Services	$16,133	$12,836
Catalina Health Resource	1,074	(1,997)
International	801	(1,146)
Direct Marketing Services	(1,819)	(483)
Japan Billboard	(181)	(1,138)
Catalina Marketing Research Solutions	(437)	274
Reconciliation of segments to consolidated amount:
Corporate	(4,645)	(4,083)

Consolidated	$10,926	$4,263

	Total Assets
Segments:	June 30, 2004	March 31, 2004
Catalina Marketing Services	$1,149,055	$1,514,933
Catalina Health Resource	65,515	68,284
International	95,519	98,039
Direct Marketing Services	41,789	45,788
Japan Billboard	6,018	6,654
Catalina Marketing Research Solutions	7,988	10,963
Reconciliation of segments to consolidated amount:
Eliminations	(1,399,771)	(2,277,109)
Corporate	414,957	919,257

	$381,070	$386,809

Note 7. Impairment Charges and Goodwill

     The accompanying unaudited condensed consolidated statements of income reflect an impairment charge of $1.6 million for the three months ended June 30, 2004. In November 2003, the Company announced its intent to divest DMS. As a result, the Company tested the goodwill of this reporting unit for impairment during fiscal year 2004, resulting in partial impairment of goodwill. The Company tested the goodwill at DMS for impairment again during the three months ended June 30, 2004 due to a further decline in DMS’ forecasted cash flows. Based upon this testing, the Company determined that an additional impairment of goodwill had occurred and recorded an impairment charge of $1.6 million, reducing the goodwill attributable to this business unit to $0 as of June 30, 2004.

     Changes in the carrying amount of goodwill, including the effect of impairment charges through June 30, 2004, were as follows:

	CMS	CHR	DMS	International	CMRS	Consolidated
Balance as of March 31, 2004	$20,210	$36,132	$1,609	$24,153	$2,639	$84,743
Impairment	—	—	(1,609)	—	—	(1,609)

Balance as of June 30, 2004	$20,210	$36,132	$—	$24,153	$2,639	$83,134

Note 8. Subsequent Event

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table includes the revenues, operating profit (loss) and net income (loss) for each of the Company’s significant reportable segments for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. Dollars are in thousands. The accounts of our wholly and majority owned foreign subsidiaries are included for the three months ended March 31, which is the end of their first fiscal quarter.

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

     The Company previously reported the activities of the operating segments Retail Services and CMRS in Other. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services, or CMS. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three months ended June 30, 2003 for Retail Services has been reclassified to Catalina Marketing Services to reflect the new segment reporting. See Note 6 to the unaudited condensed consolidated financial statements included herein, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for additional segment information. Results of operations are discussed for each of our significant operating segments.

	Three Months Ended June 30,
	2004	2003
Revenues
Catalina Marketing Services	$63,402	$59,599
CHR	17,866	14,466
International	14,246	9,111
DMS	5,938	11,812
Japan Billboard	2,921	3,768
Catalina Marketing Research Solutions	1,382	3,767
Corporate	766	470
Eliminations	(878)	(781)

Total Revenues	$105,643	$102,212

	Three Months Ended June 30,
	2004	2003
Operating Profit (Loss)
Catalina Marketing Services	$27,191	$21,573
CHR	1,808	(3,356)
International	2,754	(454)
DMS	(1,962)	(813)
Japan Billboard	(154)	(318)
Catalina Marketing Research Solutions	(734)	462
Corporate	(10,516)	(9,110)

Total Operating Profit	$18,387	$7,984

	Three Months Ended June 30,
	2004	2003
Net Income (Loss)
Catalina Marketing Services	$16,133	$12,836
CHR	1,074	(1,997)
International	801	(1,146)
DMS	(1,819)	(483)
Japan Billboard	(181)	(1,138)
Catalina Marketing Research Solutions	(437)	274
Corporate	(4,645)	(4,083)

Net Income	$10,926	$4,263

Consolidated Results of Operations

     Consolidated revenues increased by $3.4 million to $105.6 million for the three months ended June 30, 2004 compared with consolidated revenues of $102.2 million the three months ended June 30, 2003. Consolidated operating profit increased by $10.4 million to $18.4 million for the three months ended June 30, 2004 compared with consolidated operating profit of $8.0 million for the three months ended June 30, 2003. Consolidated costs and expenses, which includes an impairment charge of $1.6 million related to DMS, decreased $7.0 million for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. Consolidated net income for the three months ended June 30, 2004 increased by $6.6 million to $10.9 million compared with $4.3 million for the three months ended June 30, 2003. See Segment Results below for a discussion of the comparative period changes.

     The consolidated provision for income taxes for the three months ended June 30, 2004 of $7.0 million increased to 39.2% of income before income taxes compared with the consolidated provision for income taxes for the three months ended June 30, 2003 of $3.1 million, or 38.5% of income before income taxes. The Company’s effective tax rate for the three months ended June 30, 2004 was higher than the federal statutory rate primarily due to state and foreign income taxes and various nondeductible expenses.

Segment Results

Catalina Marketing Services

     Revenues for Catalina Marketing Services increased by $3.8 million to $63.4 million for the three months ended June 30, 2004, compared with revenues of $59.6 million for the three months ended June 30, 2003. The increase was primarily attributable to an increase in the volume of paid promotions printed, partially offset by a decrease in the average price per print, driven by a change in product mix, and a decline in loyalty card revenues of $0.8 million primarily due to the sale of the loyalty card business on March 31, 2004.

     Operating profit for Catalina Marketing Services increased by $5.6 million to $27.2 million for the three months ended June 30, 2004 compared with operating profit of $21.6 for the three months ended June 30, 2003. The increase in operating profit was primarily attributable to the $3.8 million increase in revenues, a $0.7 million decrease in sales personnel costs and a $0.5 million decrease in executive administrative costs. These decreased costs were primarily related to headcount reductions.

     Net income for Catalina Marketing Services increased by $3.3 million to $16.1 million for the three months ended June 30, 2004, compared with net income of $12.8 million for the three months ended June 30, 2003. The increase was due to the changes in operating profit discussed above.

CHR

     Revenues for CHR increased by $3.4 million to $17.9 million for the three months ended June 30, 2004, compared with revenues of $14.5 million for the three months ended June 30. 2003. Increased revenues were primarily attributable to a shift in the mix of programs sold to higher-priced programs.

     Operating profit for CHR increased to $1.8 million for the three months ended June 30, 2004 compared with an operating loss of $3.4 million for the three months ended June 30, 2003. The improvement in operating results was primarily attributable to the $3.4 million increase in revenues, a $1.0 million decrease in retailer fees and a $0.4 million decrease in executive administrative expenses for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. The decrease in retailer fees was primarily due to the effect of a more favorable contract entered into with a retailer during the second quarter of fiscal year 2004.

     Net income for CHR increased to $1.1 million for the three months ended June 30, 2004 compared with a net loss of $2.0 million for the three months ended June 30, 2003. The improvement was due to the changes in operating profit discussed above.

International

     Revenues for International increased by $5.1 million to $14.2 million for the three months ended June 30, 2004, compared with revenues of $9.1 million for the three months ended June 30. 2003. The increased revenues were primarily attributable to a $2.1 million increase due to a favorable change in foreign currency exchange rates, an increase in revenues from manufacturer promotions, primarily due to activity in Japan, and an increase in retailer promotions printed in France.

     Operating profit for International increased to $2.8 million for the three months ended June 30, 2004 compared with an operating loss of $0.5 million for the three months ended June 30, 2003. The improvement in operating results was primarily attributable to the $5.1 million increase in revenues, partially offset by an increase in direct costs of $1.4 million primarily related to the sales growth. Selling, general and administrative costs were comparable period over period, reflecting an improvement from 58% of revenues during the first quarter of fiscal year 2004 to 39% of revenues during the first quarter of fiscal year 2005. The improvement in selling, general and administrative expenses as a percentage of revenues is primarily attributable to the synergies achieved because of increased retail promotions revenues in France and cost-cutting measures implemented in Japan during fiscal year 2004.

     Net income for International increased to $0.8 million for the three months ended June 30, 2004 compared with a net loss of $1.1 million for the three months ended June 30, 2003. The improvement was due to the changes in operating profit discussed above.

DMS

     Revenues for DMS decreased by $5.9 million to $5.9 million for the three months ended June 30, 2004, compared with revenues of $11.8 million for the three months ended June 30, 2003. The decrease was primarily attributable to lower sample mailings as a result of a significant decrease in DMS’ sales personnel since the announcement, during the third quarter of fiscal year 2004, of our intent to divest DMS.

     Operating loss for DMS of $2.0 million for the three months ended June 30, 2004, includes an impairment charge of $1.6 million to write off the remaining balance of goodwill. In November 2003, the Company announced its intent to divest DMS. As a result, the Company tested the goodwill of this reporting unit for impairment during fiscal year 2004, resulting in partial impairment of goodwill. The Company tested DMS’ goodwill for impairment again during the three months ended June 30, 2004, primarily due to a further decline in DMS’ forecasted cash flows. Based upon this testing, the Company determined that an additional impairment of goodwill had occurred and recorded an impairment charge of $1.6 million, which is reflected in the accompanying unaudited condensed consolidated statements of income for the three months ended June 30, 2004.

     Excluding this impairment charge, operating loss for DMS was $0.4 million for the three months ended June 30, 2004, compared with an operating loss of $0.8 million for the three months ended June 30, 2003. This improvement in operating results was primarily due to the fact that the Company did not allocate Corporate operating costs to DMS during the three months ended June 30, 2004. Total Corporate costs, excluding taxes, allocated to DMS during the three months ended June 30, 2003 were $0.6 million.

     Net loss for DMS was $1.8 million for the three months ended June 30, 2004 compared with a net loss of $0.5 million for the three months ended June 30, 2003. The increase in net loss was primarily attributable to the change in operating profit discussed above.

Japan Billboard

     Revenues for Japan Billboard were $2.9 million for the three months ended June 30, 2004 compared with revenues of $3.8 million for the three months ended June 30, 2003. Revenues for Japan Billboard continue to decline as a result of the decline in tobacco advertising spending resulting from the adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002 and the January 2004 Japan Ministry of Health announcement of it’s intent to comply with the World Health Organization’s international Framework Convention on Tobacco Control (“FCTC”), which significantly limits the manner in which tobacco companies in Japan can market, promote and advertise their products. For a more detailed description of the Initiative and its effect on revenues for Japan Billboard, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Operating loss for Japan Billboard decreased slightly to $0.2 million for the three months ended June 30, 2004 compared with an operating loss of $0.3 million for the three months ended June 30, 2003. Japan Billboard’s operating losses are a reflection of the impact of the Initiative and the FCTC; however costs and expenses continue to decrease as billboards are taken out of service.

     Net loss for Japan Billboard was $0.2 million for the three months ended June 30, 2004 compared with a net loss of $1.1 million for the three months ended June 30, 2003. The net loss for the three months ended June 30, 2003 includes a $0.8 million charge for the cumulative effect of an accounting change, net of related taxes, for Japan Billboard’s future obligation to remove billboards. For a discussion of this accounting change, see our Annual Report on Form 10-K for our fiscal year ended March 31, 2004.

CMRS

     Revenues for CMRS were $1.4 million for the three months ended June 30, 2004, compared with revenues of $3.8 million for the three months ended June 30, 2003. In November 2003, we announced our intent to divest CMRS. Since that announcement, our revenues have declined, primarily due to the resignation of several key sales personnel.

     Operating loss for CMRS was $0.7 million for the three months ended June 30, 2004, compared with operating income of $0.5 million for the three months ended June 30, 2004. The operating loss for the period reflects the decrease in revenues, net of a reduction in related variable costs and expenses.

     Net loss for CMRS was $0.4 for the three months ended June 30, 2004 compared with net income of $0.3 million for the three months ended June 30, 2003.

Corporate

     Corporate operating loss and net loss increased by $1.4 million and $0.5 million, respectively, for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. Operating costs incurred by Corporate are allocated to the operating segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Operating costs incurred by Corporate for the three months ended June 30, 2004 decreased by $0.2 million, before taxes, compared with the three months ended June 30, 2003. However, the percent of operating costs allocated to the business segments was lower for the three months ended June 30, 2004 than the comparable period in the previous year. Accordingly, the Corporate segment reflects increased operating and net losses for the three months ended June 30, 2004.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the three months ended June 30, 2004 were $105.6 million, which includes $17.2 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the three months ended June 30, 2004. Accordingly, revenues in United States dollars for our foreign operations would have been 12.5% lower for the period if translated using the weighted average currency translation rates for the comparable period in 2003.

Liquidity and Capital Resources

     Our primary sources of liquidity have been cash flows generated from operations, a credit agreement with a syndicate of commercial banks with a revolving loan credit facility (the “Corporate Facility”), various credit agreements entered into by our Japan subsidiaries (the “Japan Credit Facilities”) and the indebtedness under a lease arrangement in the amount of $29.6 million. See “Other Sources of Liquidity” for further details. Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations for the three months ended June 30, 2004 and through the current date have been sufficient to meet our liquidity needs and, with the expectation that the Corporate Facility will be refinanced prior to its expiration on August 31, 2004, we believe that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

     We have no significant long-term debt other than outstanding installment payables in Japan and the indebtedness under the lease agreement governing our headquarters facility. We will continue to invest in sales and marketing, in our Catalina Marketing Network® and in other support technology and enhanced systems of reporting and controls.

     We believe that our ability to generate sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, expansion and development of markets, investments, acquisitions, share repurchases, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facilities, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

     Net cash provided by operating activities was $1.9 million for the three months ended June 30, 2004 compared with $17.3 million for the three months ended June 30, 2003. The decrease in net cash provided by operating activities for the three months ended June 30, 2004 is primarily due to an increase in net income, entirely offset by a use of cash for working capital. This use of cash for working capital for the first quarter of fiscal year 2005 was primarily related to an increase in accounts receivable and a decrease in accrued expenses. Accounts receivable increased primarily due to an increase in revenues and the timing of customer collections. Accrued expenses decreased primarily due to the timing of payroll-related expenditures, and decreases in professional fees and retailer fees payable. Following is a summary of the cash flows from operating activities for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$10,926	$4,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charge	13,807	11,805
Other non-cash items	992	2,426
Changes in operating assets and liabilities:
Accounts receivable	(7,867)	7,532
Inventory, prepaid expenses and other assets	(458)	(2,930)
Accounts payable	(1,546)	(5,872)
Taxes payable	17	(1,687)
Accrued expenses	(14,640)	(7,015)
Deferred revenue	635	8,757

	$1,866	$17,279

     Net cash used in investing activities, which was entirely for capital expenditures, decreased by $7.6 million to $2.1 million for the three months ended June 30, 2004 compared with $9.7 million for the three months ended June 30, 2003. Capital expenditure levels vary during the year depending upon the timing and size of contracts entered into with retailers and the scheduling of store installations.

     Net cash used in financing activities was $0.6 million for the three months ended June 30, 2004 compared with $0.3 million used in financing activities during the three months ended June 30, 2003. The Company repurchased common stock during the three months ended June 30, 2003 for $13.3 million. Net bank borrowings for the same period were $12.3 million. Bank debt transactions were insignificant during the three months ended June 30, 2004, and there were no stock repurchases during the period.

     Cash and cash equivalents decreased by $1.2 million to $71.5 million for the three months ended June 30, 2004.

Other Sources of Liquidity

     In addition to our cash flows generated from operations, our access to the Corporate Facility and Japan Credit Facilities provide additional sources of liquidity.

     The Corporate Facility. The Corporate Facility currently provides for a revolving line of credit up to $30.0 million, which is available to finance capital expenditures, current operating requirements in our domestic and European subsidiaries and other investments. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004, for a discussion of the significant changes and current terms of the Corporate Facility. The Corporate Facility expires on August 31, 2004 and, currently, there are no borrowings outstanding.

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

     The Japan Credit Facilities. The Japan Credit Facilities are available to finance capital expenditures and current operating requirements of our operations in Japan. The balance outstanding under the Japan Credit Facilities as reflected in the accompanying unaudited condensed consolidated balance sheet of June 30, 2004 was $37.2 million. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004, for a discussion of the significant terms of the Japan Credit Facilities.

     The Lease Agreement. The lease agreement governs the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida. These borrowings are guaranteed by a lien on our corporate headquarters. The initial lease term expires in October 2005. At the expiration of the initial lease term for our building, if all parties agree, the lease may be extended for as many as three, five-year renewal periods; alternatively, we have an option to purchase the building for approximately $30.5 million. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for a discussion of the current terms of the lease agreement.

Capital Requirements

     There were no significant changes to the Company’s contractual cash obligations or commercial commitments during the quarter ended June 30, 2004 as compared with the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

     Contingent Earnout Payment. In 1999, the Company, through one of its wholly owned subsidiaries, executed a final deferred contingency earnout agreement, as amended November 2003, with the former minority partners of the Catalina Marketing Japan coupon business. The agreement stipulates a potential earn out payment based on a predetermined formula over the applicable four consecutive quarters of earnings during a time period ending between 2006 and 2007. We are not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries. Please refer to the discussion of the Company’s Quantitative and Qualitative Disclosure About Market Risk as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. There have been no material changes to the Company’s market risk exposure since March 31, 2004.

Item 4. Controls and Procedures

     Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.

     Changes in internal control over financial reporting. During the first quarter of fiscal year 2005, there have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds.

          (a) through (d) None.

          (e) Issuer Purchases of Equity Securities.

The following table sets forth information relating to the Company’s purchase of its equity securities during the three months ended June 30, 2004:

			(c)	(d)
Maximum Number (or
			Total Number of	approximate Dollar
			Shares (or Units)	Value) of Shares
	(a)	(b)	Purchased as Part	(or Units) that May
	Total Number of	Average Price Paid	of Publicly	Yet Be Purchased
	Shares (or Units)	per Share	Announced Plans or	Under the Plans or
Period (Month of)	Purchased	(or Unit)	Programs	Programs(1)
(in thousands)
Fiscal 2005
April 2004	—	NA	NA	$43,993
May 2004	—	NA	NA	$43,993
June 2004	—	NA	NA	$43,993

(1)	In July 2001, we publicly announced authorization from the Company’s Board of Directors to repurchase up to $75.0 million of the Company’s outstanding common stock. In July 2002, we announced that our Board of Directors had authorized $100.0 million for the repurchase of the Company’s outstanding common stock, which amount included $14.3 million remaining from the Board of Directors’ prior authorization in July 2001 and an additional authorization of $85.7 million. The current repurchase authorization will expire when the total dollar amount authorized by our Board of Directors for the repurchase of shares has been expended. As noted in Note 8 to our Consolidated Financial Statements for the fiscal year ended March 31, 2004 filed on Form 10-K on July 15, 2004, the Company is currently party to a credit facility which restricts the repurchase of the Company’s shares.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits. See Exhibit index on page 23 of this quarterly report on Form 10-Q.

          (b) Reports on Form 8-K

During the three months ended June 30, 2004, we filed the following Current Reports on Form 8-K:      None.

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