Form 10-Q
period 2003-09-30
CATALINA MARKETING CORP/DE
filed 2004-09-14
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☑

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No  ☐

     At August 31, 2004, the Registrant had outstanding 52,141,234 shares of Common Stock.

CATALINA MARKETING CORPORATION
INDEX

Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

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

Item 1.   Financial Statements

CATALINA MARKETING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)

Revenues	$122,079	$113,510	$224,291	$215,843

Costs and expenses:
Direct operating expenses	46,760	50,278	93,565	101,541
Selling, general and administrative	33,876	30,827	69,495	59,014
Impairment charge	28,039	—	28,039	—
Depreciation and amortization	11,630	9,920	23,434	20,748

Total costs and expenses	120,305	91,025	214,533	181,303

Income from operations	1,774	22,485	9,758	34,540

Interest expense	(662)	(581)	(1,191)	(1,057)
Other income (expenses), net	393	(1,220)	1,120	(1,742)

Income before income taxes	1,505	20,684	9,687	31,741
Provision for income taxes	12,616	7,915	15,765	12,143

Income (loss) before cumulative effect of accounting change	(11,111)	12,769	(6,078)	19,598
Cumulative effect of accounting change, net of $0.6 million tax benefit	—	—	(770)	—

Net income (loss)	$(11,111)	$12,769	$(6,848)	$19,598

Diluted:
Net income (loss) per common share before cumulative effect of accounting change	$(0.21)	$0.23	$(0.11)	$0.35
Cumulative effect of accounting change	—	—	(0.02)	—

Net income (loss) per common share	$(0.21)	$0.23	$(0.13)	$0.35

Weighted average common shares outstanding	52,217	55,543	52,375	55,967

Basic:
Net income (loss) per common share before cumulative effect of accounting change	$(0.21)	$0.23	$(0.11)	$0.36
Cumulative effect of accounting change	—	—	(0.02)	—

Net income (loss) per common share	$(0.21)	$0.23	$(0.13)	$0.36

Weighted average common shares outstanding	52,217	54,876	52,375	55,141

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2003	2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,165	$1,715
Accounts receivable, net	63,214	74,849
Inventory	4,487	4,921
Deferred tax asset	11,636	14,967
Prepaid expenses and other current assets	17,841	15,986

Total current assets	106,343	112,438
Property and Equipment:
Property and equipment	380,921	372,036
Less — accumulated depreciation and amortization	(237,591)	(223,293)

Property and equipment, net	143,330	148,743
Patents, net	14,106	14,965
Goodwill	137,298	142,416
Other assets	2,678	3,859

Total Assets	$403,755	$422,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,213	$18,328
Accrued expenses	51,998	56,405
Income taxes payable	7,217	7,868
Deferred revenue	43,194	36,295
Short-term borrowings	24,772	18,297

Total current liabilities	140,394	137,193
Long-term deferred tax liability	12,530	15,436
Long-term debt	48,739	49,926
Other long-term liabilities	4,066	2,957

Total liabilities	205,729	205,512
Commitments and contingencies
Minority interest	914	914
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 52,135,141 and 52,755,192 shares issued and outstanding at September 30, 2003 and March 31, 2003, respectively	521	528
Paid-in capital	2,128	1,526
Accumulated other comprehensive income	70	289
Retained earnings	194,393	213,652

Total stockholders’ equity	197,112	215,995

Total liabilities and stockholders’ equity	$403,755	$422,421

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
(in thousands)

			Par		Accumulated
		Number	Value of		Other		Total
	Comprehensive	of	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Loss	Shares	Stock	Capital	Income	Earnings	Equity
BALANCE AT MARCH 31, 2003		52,755	$528	$1,526	$289	$213,652	$215,995
Proceeds from issuance of common stock		89	1	1,430	—	—	1,431
Decrease in investment in subsidiary, net of tax		—	—	(183)	—	—	(183)
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	271	—	—	271
Repurchase, retirement and cancellation of common stock		(749)	(8)	(888)	—	(12,411)	(13,307)
Deferred compensation plan common stock units and Directors’ common stock grants		40	—	(28)	—	—	(28)
Net loss	$(6,848)	—	—	—	—	(6,848)	(6,848)
Foreign currency translation adjustment	(219)	—	—	—	(219)	—	(219)

Comprehensive loss	$(7,067)	—	—	—	—	—	—

BALANCE AT SEPTEMBER 30, 2003		52,135	$521	$2,128	$70	$194,393	$197,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2003	2002
		(As Restated)

Net cash provided by operating activities:	$54,441	$52,190

Cash flows from investing activities:
Capital expenditures	(16,125)	(12,915)
Business acquisition payments	(22,921)	(25,430)

Net cash used in investing activities	(39,046)	(38,345)

Cash flows from financing activities:
Proceeds from (payments on) the Prior Facility, net	(1,000)	3,000
Proceeds from Japan borrowings	8,383	16,447
Principal payments on Japan borrowings	(2,140)	(16,285)
Repurchases of Company common stock	(13,307)	(29,273)
Proceeds from issuance of common and subsidiary stock	1,477	4,352
Financing fees paid on the Prior Facility	(600)	—
Other	—	(316)

Net cash used in financing activities	(7,187)	(22,075)

Effect of exchange rate changes on cash and cash equivalents	(758)	(517)

Net change in cash and cash equivalents	7,450	(8,747)
Cash and cash equivalents at end of prior period	1,715	13,656

Cash and cash equivalents at end of current period	$9,165	$4,909

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

     The Company is organized and managed by segments which include the following operations: Manufacturer Services, Catalina Health Resource (“CHR”), the international operations, which includes manufacturer services similar to those services provided in the United States (“International”), Retail Services, Japan Billboard, a billboard and outdoor media business operated in Japan (“Japan Billboard”), Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”). The domestic operations of the Company include Manufacturer Services, CHR, Retail Services, DMS and CMRS. The international operations of the Company are organized and managed by country and include International and Japan Billboard. In November 2003, the Company announced its intent to divest of DMS, CMRS and Japan Billboard which were deemed not to be strategically aligned with the Company’s current core competencies. On August 31, 2004, the Company sold Japan Billboard. See Note 11, Subsequent Events. See further discussion regarding the intended divestitures in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”) on July 15, 2004.

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

     Japan Billboard is a wholly owned subsidiary of the Company that operates a billboard and outdoor media business in Japan. Japan Billboard primarily owns and rents billboards which are displayed on rooftops or faces of buildings in locations suitable for advertising. On August 31, 2004, the Company sold the stock of Japan Billboard. See Note 11, Subsequent Events.

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

     Previously Filed Financial Statements for Fiscal Years 2003, 2002 and 2001. We filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 on May 17, 2004. In addition to our consolidated financial statements for the fiscal year ended March 31, 2003, the filing included audited restatements of our financial statements for the fiscal years ended March 31, 2002 and 2001 and unaudited restatements of information for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002. Please refer to such filing for additional information regarding the background of such restatements and the content and effect of the changes included in the restated financial statements. See Note 4 included herein.

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

     The Company is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and expects to file a Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 soon thereafter. The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 was filed on August 16, 2004. This Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is delinquent and is being filed after the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2004. This filing should not be confused with any report on Form 10-Q for a quarterly period of the Company’s fiscal year ending March 31, 2005. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     In this Form 10-Q for the quarterly period ended September 30, 2003, words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date this Quarterly Report on Form 10-Q is filed with the SEC.

     Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes as required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, except as disclosed herein, considered necessary for a fair presentation of the financial position of the Company as of September 30, 2003, the results of its operations for the three- and six-month periods ended September 30, 2003 and 2002, its cash flows for the six months ended September 30, 2003 and 2002, and the results of its changes in stockholders’ equity for the six-month period ended September 30, 2003 have been included.

     The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results that were reported for the remainder of the year ended March 31, 2004.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The accounts of the wholly and majority owned foreign subsidiaries are included on a three-month lag, to facilitate the timing of the Company’s closing process. All significant intercompany transactions are eliminated in consolidation. In addition, the unaudited condensed consolidated financial statements include the accounts of a variable interest entity from which the Company leased its corporate headquarters facility in St. Petersburg, Florida. The Company has determined that, during the periods covered in this Form 10-Q, it was the primary beneficiary of this entity and, thus, has included the accounts of this entity in its unaudited condensed consolidated financial statements pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” On August 25, 2004, the Company’s relationship with this entity was terminated and, in connection with this termination, the Company purchased the headquarters facility. See Note 11, Subsequent Events.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)

Net income (loss):
As reported	$(11,111)	$12,769	$(6,848)	$19,598
Add stock-based employee compensation expense included in reported net income (loss), net of tax	75	73	112	210
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,013)	(5,740)	(4,821)	(9,701)

Pro forma net income (loss)	$(14,049)	$7,102	$(11,557)	$10,107

Diluted EPS:
As reported	$(0.21)	$0.23	$(0.13)	$0.35
Pro forma	$(0.27)	$0.13	$(0.22)	$0.18
Basic EPS:
As reported	$(0.21)	$0.23	$(0.13)	$0.36
Pro forma	$(0.27)	$0.13	$(0.22)	$0.18
Purchase discount offered under the purchase plan	$—	$—	$387	$363

     During the six months ended September 30, 2003, certain of the Company’s executives left the Company prior to exercising their options and, as a result, any unexercised options have been forfeited. The pro forma compensation expense for the three and six months ended September 30, 2003 shown in the table above includes a reversal of previously reported pro forma compensation expense of $2.4 million, net of a tax benefit of $1.5 million, and $6.3 million, net of tax benefit of $3.8 million, respectively, related to these forfeited options.

Note 3.   Accounting Standards Adopted During the Six Months Ended September 30, 2003

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

     Upon adoption, the Company recorded a net increase in property and equipment of $0.7 million and recognized an asset retirement obligation of $2.1 million for the six months ended September 30, 2003. This resulted in the recognition of a non-cash charge of $0.8 million, net of an income tax benefit of $0.6 million, which is reported as a cumulative effect of an accounting change in the accompanying unaudited condensed consolidated statements of income. The effect of the adoption of SFAS No. 143 is associated with Japan Billboard’s contractual obligation to remove certain billboards upon termination or cancellation of the related financing agreement.

     If SFAS No. 143 had been adopted on April 1, 2001, the liabilities recorded on the Company’s consolidated balance sheets would have been $2.0 million, $1.8 million and $2.0 million higher as of April 1, 2001, March 31, 2002 and March 31, 2003, respectively. The pro forma effect of the adoption of SFAS No. 143 on the results of operations for the three and six months ended September 30, 2002 was not material.

     Reconciliation of the beginning and ending amount of asset retirement obligation is as follows (in thousands):

Balance as of April 1, 2003	$2,048
Liabilities recorded for billboards newly installed	39
Reduction in liabilities for billboards removed	(125)
Accretion expense	21
Currency translation adjustment	4

Balance as of September 30, 2003	$1,987

Note 4.   Restatement of Quarterly Financial Statement Information

     As discussed in the Company’s Annual Report on Form 10-K for fiscal year 2003, in Notes 3 and 18 to the consolidated financial statements included therein, the Company restated its financial statements for each of the quarters of fiscal year 2003 to reflect corrections primarily related to the timing of the recognition of certain revenues and adjustments to costs and expenses. The following tables compare the restated results of operations of the Company for the three and six months ended September 30, 2002 with those amounts originally reported on Form 10-Q for that period (in thousands, except per share information).

	Three Months Ended		Six Months Ended
	September 30, 2002		September 30, 2002
		As Originally		As Originally
	As Restated	Reported	As Restated	Reported
Revenues	$113,510	$113,163	$215,843	$222,234
Total cost and expenses	91,025	92,536	181,303	184,035

Income from operations	22,485	20,627	34,540	38,199
Interest expense and other, net	(1,801)	(2,222)	(2,799)	(2,592)

Income before income taxes	20,684	18,405	31,741	35,607
Provision for income taxes	7,915	7,946	12,143	14,489

Net Income	$12,769	$10,459	$19,598	$21,118

Diluted earnings per share
Net income per common share	$0.23	$0.19	$0.35	$0.38
Weighted average common share outstanding	55,543	55,543	55,967	56,309

Basic earnings per share
Net income per common share	$0.23	$0.19	$0.36	$0.38
Weighted average common shares outstanding	54,876	54,876	55,141	55,490

	Six Months Ended
	September 30, 2002
		As Originally
	As Restated	Reported
Net cash provided by operating activities	$52,190	$51,302
Net cash used in investing activities	(38,345)	(39,494)
Net cash used in financing activities	(22,075)	(20,447)
Effect of exchange rate changes on cash and cash equivalents	(517)	556

Net change in cash and cash equivalents	(8,747)	(8,083)
Cash and cash equivalents at end of prior period	13,656	13,276

Cash and cash equivalents at end of current period	$4,909	$5,193

Note 5.   Net Income Per Common Share

     The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	52,217	54,876	52,375	55,141
Dilutive effect of options outstanding	—	667	—	826

Diluted weighted average common shares outstanding	52,217	55,543	52,375	55,967

     Due to the net loss for the three and six months ended September 30, 2003, the assumed net exercise of stock options were excluded in their entirety for those periods as the effect would have been anti-dilutive. Certain options to purchase shares of common stock were not included in the computation of diluted EPS for the three and six months ended September 30, 2002 because their exercise prices were greater than the average market price of common stock during the relevant periods.

     The following table presents the number of excluded options and related exercise price ranges for each of the periods presented:

Period Presented	Number of Excluded Options	Price Range
Three months ended September 30, 2003	6,565,805	$15.88-$36.82
Three months ended September 30, 2002	4,487,242	$30.42-$36.82
Six months ended September 30, 2003	6,232,305	$17.10-$36.82
Six months ended September 30, 2002	4,083,443	$32.55-$36.82

Note 6.   Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)

Net income (loss)	$(11,111)	$12,769	$(6,848)	$19,598
Other comprehensive income (loss), net of tax:
Currency translation adjustment	323	(338)	(219)	(888)

Comprehensive income (loss)	$(10,788)	$12,431	$(7,067)	$18,710

Note 7.   Segment Information:

     The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Manufacturer Services	Provides point-of-sale, printed promotions to consumers for consumer packaged goods manufacturers.
Catalina Health Resource	Provides point-of-sale, printed direct-to-patient communications for pharmaceutical and consumer packaged goods manufacturers and retailers.
International	Provides services similar to Manufacturer Services in the United Kingdom, France, Italy, Germany and Japan.
Japan Billboard	Provides billboards and outdoor media advertising in Japan.
Direct Marketing Services	Provides direct mail services to consumers’ homes for manufacturing and retail clients.
Other	Includes Retail Services, which supports and maintains the Catalina Marketing Network® and provides marketing services to retailers, and CMRS, which provides traditional marketing research services.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

     Financial information for each of the Company’s reportable segments is presented in the following tables. Amounts for the three and six months ended September 30, 2002 are as restated (in thousands).

	Revenues from External Customers		Intersegment Revenues		Revenues from External Customers		Intersegment Revenues
	Three Months Ended				Six Months Ended
	September 30,				September 30,
Segments:	2003	2002	2003	2002	2003	2002	2003	2002
Manufacturer Services	$65,284	$62,428	$—	$3	$118,669	$116,486	$—	$43
Catalina Health Resource	19,148	16,077	—	—	33,614	32,910	—	—
International	13,633	6,901	—	—	22,744	11,908	—	—
Direct Marketing Services	10,611	10,882	233	326	22,268	20,939	388	613
Japan Billboard	3,559	4,944	—	—	7,327	10,352	—	—
Other	9,408	11,913	89	73	19,198	22,665	280	129

	121,643	113,145	322	402	223,820	215,260	668	785
Reconciliation of segments to consolidated amount:
Corporate	436	365	663	357	471	583	1,098	633
Eliminations	—	—	(985)	(759)	—	—	(1,766)	(1,418)

	$122,079	$113,510	$—	$—	$224,291	$215,843	$—	$—

	Net Income (Loss)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
Segments:	2003	2002	2003	2002
Manufacturer Services	$19,563	$19,292	$33,428	$34,599
Catalina Health Resource	2,133	(643)	136	(1,339)
International	1,083	(605)	(63)	(2,105)
Direct Marketing Services	(102)	(126)	(585)	(1,102)
Japan Billboard	(27,871)	75	(29,009)	323
Other	(599)	(1,223)	(1,353)	(2,993)

	(5,793)	16,770	2,554	27,383
Reconciliation of segments to consolidated amount:
Corporate	(5,318)	(4,001)	(9,402)	(7,785)

Consolidated	$(11,111)	$12,769	$(6,848)	$19,598

	Total Assets
Segments:	September 30, 2003	March 31, 2003
Manufacturer Services	$1,178,227	$1,006,690
Catalina Health Resource	64,545	67,786
International	83,322	73,643
Direct Marketing Services	75,361	72,327
Japan Billboard	16,516	22,268
Other	162,192	137,422
Reconciliation of segments to consolidated amount:
Eliminations	(1,960,112)	(1,618,741)
Corporate	783,704	661,026

	$403,755	$422,421

Note 8.   Stock Repurchases

     During the six months ended September 30, 2003, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. During the six months ended September 30, 2002, the Company repurchased 923,700 shares of its common stock for a total of $29.3 million.

Note 9.    Impairment Charges and Goodwill

     In May 2003, the Company, through one of its wholly owned subsidiaries, exercised the call option provided in the Japan Billboard purchase agreement to acquire the remaining 49% ownership of Japan Billboard from the minority interest holders. The exercise of this call option resulted in a net cash payment of $22.9 million in July 2003, based on foreign exchange rates at the payment date. Using the purchase method of accounting, this transaction created additional goodwill of $22.9 million. The Company exercised the call option to reduce any additional adverse financial impact that would have resulted from the exercise of a put option available to the minority interest holders.

     The purchase price of the 49% minority interest of Japan Billboard was based on a pre-determined formula of enterprise value based on Japan Billboard’s performance during the previous four quarters. Subsequent to the purchase of the remaining interest of Japan Billboard, the Company determined that the carrying value of the Japan Billboard business had been impaired primarily because the factors required to be used in the predetermined purchase price formula resulted in a purchase price that exceeded the value of the business in view of the then current market conditions, as described further below. Furthermore, revenues for Japan Billboard continued to decline due to the reduction in tobacco advertising spending resulting from the adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002. Japan Billboard’s primary client, from which it derived approximately 75% of its revenues during fiscal year 2003, began to significantly reduce its advertising expenditures for billboards, as well as most other media and promotional spending. For a discussion of the Initiative, see the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC on May 17, 2004. As a result of these factors, the carrying value of the Japan Billboard business exceeded the fair value, as determined using a discounted cash flow model, and, as such, the Company recognized an impairment charge of $28.0 pursuant to the requirements of SFAS No. 142 during the three months ended September 30, 2003, which is included in the accompanying unaudited condensed consolidated statements of operations as Impairment Charge. On August 31, 2004, the Company sold the stock of Japan Billboard. See Note 11, Subsequent Events.

     Changes in the carrying amount of goodwill through September 30, 2003, including the effect of the impairment charge, were as follows:

	Manufacturer
	Services	CHR	DMS	International	PMKK	Other	Consolidated
Balance as of March 31, 2003	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416
Goodwill acquired	—	—	—	—	22,921	—	22,921
Impairment	—	—	—	—	(28,039)	—	(28,039)

Balance as of September 30, 2003	$20,210	$36,132	$30,531	$24,153	$2,454	$23,818	$137,298

Note 10.    Provision for Income Taxes

     Consolidated income before income taxes was $1.5 million for the three months ended September 30, 2003. The provision for income taxes for the same period was $12.6 million. Consolidated income before income taxes was $9.7 million for the six months ended September 30, 2003, while the provision for income taxes for the same period was $15.8 million. The disproportion between income before income taxes and the provision for income taxes for these periods in fiscal year 2004 was due to the non-deductibility of the impairment charge of $28.0 million recognized during the three months ended September 30, 2003. Excluding this impairment charge, the effective tax rate for the three months ended September 30, 2003 was 42.7% as compared with 38.3% for the three months ended September 30, 2002. Excluding this impairment charge, the effective tax rate for the six months ended September 30, 2003 was 41.8% as compared with 38.3% for the six months ended September 30, 2002. The increase in the effective tax rate was primarily due to an increase in the valuation reserve against certain foreign deferred tax assets.

Note 11.   Subsequent Events

     The following events occurred subsequent to our most recent filing with the SEC on August 16, 2004. Such filing was the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

     New Credit Facility. On August 27, 2004, the Company entered into a five-year, $125.0 million multi-currency revolving credit facility with lead arranger J. P. Morgan Securities Inc. Bank of America N.A. serving as the syndication agent, and Bank One, NA serving as the administrative agent. Under certain conditions, the Company may increase the revolving credit line up to $175.0 million. The facility is unsecured and may be used for general corporate purposes including, but not limited to, refinancing existing debt, share repurchases and capital expenditures.

     In conjunction with the execution of the new revolving credit facility, the Company terminated its previous $30.0 million revolving credit facility that was due to expire on August 31, 2004, and also terminated the previous 3.5 billion yen Japanese credit facility. An advance of $32.0 million from the new revolving credit facility was used to repay the balances outstanding under the Japanese credit facility.

     Purchase of Corporate Headquarters Facility. On August 25, 2004, the Company purchased its corporate headquarters facility in St. Petersburg Florida for $30.5 million in cash and terminated the lease for its headquarters facility. The Company borrowed $30.0 million from the new revolving credit facility on September 1, 2004 to replenish the cash used to purchase the building.

     Sale of Japan Billboard. On August 31, 2004, the Company sold the stock of Japan Billboard. The decision to divest this business is part of the Company’s previously announced strategy to focus on proprietary applications at the point of sale. The Company has not yet determined the gain or loss on the sale of this business, but does not expect the effect of this transaction to be material to the operating results or financial position of the Company.

     Share Repurchase Authorization. On September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility. The credit facility was replaced on August 27, 2004, and the Company is no longer restricted from repurchases of its common stock.

     Cash Dividend. Also on September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend to common stockholders of $0.30 per share. The dividend will be paid on October 1, 2004 to stockholders of record as of September 15, 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table includes the revenues, operating profit (loss) and net income (loss) for each of the Company’s significant reportable segments for the three and six months ended September 30, 2003 compared with the three and six months ended September 30, 2002. Dollars are in thousands. The accounts of our wholly and majority owned foreign subsidiaries are included for the three and six months ended June 30, which is the end of their second fiscal quarter.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)

Revenues
Manufacturer Services	$65,284	$62,431	$118,669	$116,529
CHR	19,148	16,077	33,614	32,910
International	13,633	6,901	22,744	11,908
DMS	10,844	11,208	22,656	21,552
Japan Billboard	3,559	4,944	7,327	10,352
Other (1)	9,497	11,986	19,478	22,794
Corporate	1,099	722	1,569	1,216
Eliminations	(985)	(759)	(1,766)	(1,418)

Total Revenues	$122,079	$113,510	$224,291	$215,843

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)

Operating Profit (Loss)
Manufacturer Services	$32,880	$32,422	$56,182	$58,146
CHR	3,585	(1,080)	229	(2,249)
International	2,760	(418)	2,306	(2,171)
DMS	(172)	(216)	(985)	(1,857)
Japan Billboard	(27,814)	205	(28,132)	699
Other (1)	(1,006)	(2,054)	(2,273)	(5,029)
Corporate	(8,459)	(6,374)	(17,569)	(12,999)

Total Operating Profit	$1,774	$22,485	$9,758	$34,540

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(As Restated)		(As Restated)

Net Income (Loss)
Manufacturer Services	$19,563	$19,292	$33,428	$34,599
CHR	2,133	(643)	136	(1,339)
International	1,083	(605)	(63)	(2,105)
DMS	(102)	(126)	(585)	(1,102)
Japan Billboard	(27,871)	75	(29,009)	323
Other (1)	(599)	(1,223)	(1,353)	(2,993)
Corporate	(5,318)	(4,001)	(9,402)	(7,785)

Net Income (Loss)	$(11,111)	$12,769	$(6,848)	$19,598

(1)	Other includes Retail Services and CMRS, which were not significant operating segments.

Three Months Ended September 31, 2003 Compared with the Three Months Ended September 30, 2002

Consolidated Results of Operations

     Consolidated revenues increased to $122.1 million for the three months ended September 30, 2003 compared with consolidated revenues of $113.5 million for the three months ended September 30, 2002. Consolidated operating profit was $1.8 million for the three months ended September 30, 2003 compared with operating profit of $22.5 million for the three months ended September 30, 2002. Net loss for the three months ended September 30, 2003 was $11.1 million, compared with net income of $12.8 million for the three months ended September 30, 2002. Operating results for the three months ended September 30, 2003 include an impairment charge of $28.0 million. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge. Excluding the impairment charge, operating profit and net income for the three months ended September 30, 2003 would have been $29.8 million and $16.9 million, respectively. See Segment Results below for a discussion of the comparative period changes.

     Consolidated income before income taxes was $1.5 million for the three months ended September 30, 2003. The provision for income taxes for the same period was $12.6 million. The disproportion between income before income taxes and the provision for income taxes was due to the non-deductibility of the impairment charge of $28.0 million recognized during the three months ended September 30, 2003. Excluding this impairment charge, the effective tax rate for the three months ended September 30, 2003 was 42.7% as compared with 38.3% for the three months ended September 30, 2002. The increase in the effective tax rate was primarily due to an increase in the valuation reserve against certain foreign deferred tax assets.

Segment Results

Manufacturer Services

     Revenues for Manufacturer Services increased by $2.9 million to $65.3 million for the three months ended September 30, 2003, compared with revenues of $62.4 million for the three months ended September 30, 2002. The increase was primarily due to an increase in the volume of promotions printed as well as improved product pricing.

     Operating profit for Manufacturer Services increased by $0.5 million to $32.9 million for the three months ended September 30, 2003, compared with $32.4 million for the three months ended September 30, 2002. The increase in operating profit was primarily attributable to the increase in revenues, partially offset by an increase in direct operating costs during the period. The increase in direct operating costs during the period was primarily due to a change in the manner in which the Company allocates certain retailer costs among its segments. Beginning in fiscal year 2004, for the three months ended September 30, 2003, Manufacturer Services was charged approximately $1.4 million of costs from Retail Services as compensation for intersegment services provided.

     Net income for Manufacturer Services increased by $0.3 million to $19.6 million for the three months ended September 30, 2003, compared with a net income of $19.3 million for the three months ended September 30, 2002. This increase in net income was primarily due to the factors affecting operating income, discussed above.

CHR

     Revenues for CHR increased $3.0 million to $19.1 million for the three months ended September 30, 2003, compared with revenues of $16.1 million for the three months ended September 30, 2002. The increase was primarily due to a quarter-over-quarter effect of $3.1 million from the recognition of revenues previously deferred because the necessary revenue recognition criteria had not been met.

     Operating profit for CHR increased to $3.6 million for the three months ended September 30, 2003, compared with an operating loss of $1.1 million for the three months ended September 30, 2002. The increase in operating profit was primarily due to (i) the effect of the recognition of revenues deferred from prior periods, (ii) a decrease in retailer fees, which was primarily due to the effect of a more favorable contract entered into with a retailer during the second quarter of fiscal year 2004, and (iii) a decrease in executive administrative costs, during the three months ended September 30, 2003.

     Net income for CHR for the three months ended September 30, 2003 increased to $2.1 million for the three months ended September 30, 2003, compared with a net loss of $0.6 million for the three months ended September 30, 2002, primarily due to the factors affecting operating results, discussed above.

International

     Revenues for International increased by $6.7 million to $13.6 million for the three months ended September 30, 2003, compared with revenues of $6.9 million for the three months ended September 30, 2002. The increase in International revenues primarily reflects additional manufacturer and retail promotions printed in France through a French retailer that was added to the Catalina Marketing Network during fiscal year 2003.

     International recognized operating profit of $2.8 million for the three months ended September 30, 2003, compared with an operating loss of $0.4 million for the three months ended September 30, 2002. The improvement in operating results was primarily attributable to the increase in revenues, net of related direct costs, administrative expenses and depreciation expense.

     Net income for International for the three months ended September 30, 2003 increased to $1.1 million, compared with a net loss of $0.6 million for the three months ended September 30, 2002, primarily due to the factors affecting operating results, discussed above.

DMS

     Revenues for DMS decreased $0.4 million to $10.8 million for the three months ended September 30, 2003, compared with revenues of $11.2 million for the three months ended September 30, 2002. The decrease in revenues was primarily attributable to a decline in sales of One-to-One Direct®. One-to-One Direct® delivered coupons from multiple consumer packaged goods manufacturers, using data provided by our retailers, to consumers in their home in a single mailing. The Company suspended the One-to-One Direct® service in December 2003.

     Although revenues decreased, operating loss and net loss for DMS were relatively unchanged at $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2003 and 2002, primarily due to decreased variable direct costs.

Japan Billboard

     Revenues for Japan Billboard decreased $1.3 million to $3.6 million for the three months ended September 30, 2003, compared with revenues of $4.9 million for the three months ended September 30, 2002. The decrease in revenues was the result of the effect of the Initiative, which significantly limits the manner in which tobacco companies in Japan can market, promote and advertise their products. For a more detailed description of the Initiative and its effect on revenues for Japan Billboard, please see Note 9 to the unaudited condensed consolidated financial statements.

     Operating loss for Japan Billboard was $27.8 million for the three months ended September 30, 2003, compared with an operating profit of $0.2 million for the three months ended September 30, 2002. Net loss for Japan Billboard was $27.9 million for the three months ended September 30, 2003 compared with net income of $0.1 million for the three months ended September 30, 2002. The operating and net losses for Japan Billboard for the three months ended September 30, 2003 include an impairment charge of $28.0 million recognized during the period. See Note 9 to the unaudited condensed consolidated financial statements. Excluding this charge, operating results were comparable primarily due to the fact that decreased revenues were entirely offset by decreased direct costs.

     On August 31, 2004, the Company sold the stock of Japan Billboard. See Note 11 to the unaudited condensed consolidated financial statements.

Other Segments and Corporate

     Retail Services and CMRS comprise our Other operating segment. Revenues for this segment decreased $2.5 million to $9.5 million for the three months ended September 30, 2003, compared with revenues of $12.0 million for the three months ended September 30, 2002. Retail Services revenues declined by $2.4 million primarily due to a decrease in loyalty card revenues. On March 31, 2004, the loyalty card business was sold.

     Operating loss decreased to $1.0 million for the three months ended September 30, 2003, compared with an operating loss of $2.1 million for the three months ended September 30, 2002. The decrease in operating loss was primarily attributable to an intersegment allocation of certain costs from Retail Services to Manufacturer Services for services provided by Retail Services.

     Primarily as a result of the decrease in costs and expenses, net loss for the Other operating segment decreased to $0.6 million for the three months ended September 30, 2003, compared with a net loss of $1.2 million for the three months ended September 30, 2002.

     The increase in the operating loss for Corporate for the three months ended September 30, 2003 reflects a decrease in the percent of costs allocated to operating segments from 79.6% of Corporate’s operating costs for the three months ended September 30, 2002 to 72.9% of Corporate’s operating costs for the three months ended September 30, 2003. Before allocations, total Corporate operating costs for the three months ended September 30, 2003 were comparable with the three months ended September 30, 2002.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the three months ended September 30, 2003 were $122.1 million, which includes $17.2 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the three months ended September 30, 2003. Accordingly, revenues in United States dollars for our foreign operations would have been 15.7% lower for the period if translated using the weighted average currency translation rates for the comparable period in 2002.

Six Months Ended September 30, 2003 Compared with the Six Months Ended September 30, 2002

Consolidated Results of Operations

     Consolidated revenues increased to $224.3 million for the six months ended September 30, 2003, compared with consolidated revenues of $215.8 million for the six months ended September 30, 2002. Consolidated operating profit was $9.8 million for the six months ended September 30, 2003 compared with operating profit of $34.5 million for the six months ended September 30, 2002. Net loss for the six months ended September 30, 2003 was $6.8 million, compared with net income of $19.6 million for the six months ended September 30, 2002. Operating results for the six months ended September 30, 2003 includes an impairment charge of $28.0 million. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge. Excluding the impairment charge, operating profit and net income for the six months ended September 30, 2003 would have been $37.8 million and $21.2 million, respectively. See Segment Results below for a discussion of the comparative period changes.

     Consolidated income before income taxes was $9.7 million for the six months ended September 30, 2003. The provision for income taxes for the same period was $15.8 million. The disproportion between income before income taxes and the provision for income taxes was due to the non-deductibility of the impairment charge of $28.0 million recognized during the period. Excluding this impairment charge, the effective tax rate for the six months ended September 30, 2003 was 41.8% as compared with 38.3% for the six months ended September 30, 2002. The increase in the effective tax rate was primarily due to an increase in the valuation reserve against certain foreign deferred tax assets during the second quarter of fiscal year 2004.

Segment Results

Manufacturer Services

     Revenues for Manufacturer Services increased by $2.2 million to $118.7 million for the six months ended September 30, 2003, compared with revenues of $116.5 million for the six months ended September 30, 2002. The increase was primarily attributable to higher average revenues per promotion due to improved product pricing and a shift in mix to higher margin products, partially offset by a decline in the volume of promotions.

     Operating profit for Manufacturer Services decreased by $1.9 million to $56.2 million for the six months ended September 30, 2003, compared with $58.1 million for the six months ended September 30, 2002. The decrease in operating profit was primarily attributable to an increase in direct costs resulting from a change in the manner in which the Company allocates certain retailer costs. Beginning in fiscal year 2004, for the six months ended September 30, 2003, Manufacturer Services was charged with approximately $3.0 million of costs from Retail Services as compensation for intersegment services provided. The decrease in operating profit due to this additional expense was somewhat offset by the effect of increased revenues during the six months ended September 30, 2003 as compared with the six months ended September 30, 2002.

     Net income for Manufacturer Services decreased by $1.2 million to $33.4 million for the six months ended September 30, 2003, compared with a net income of $34.6 million for the six months ended September 30, 2002. This decrease in net income was primarily due to the factors affecting operating profit, discussed above.

CHR

     Revenues for CHR increased $0.7 million to $33.6 million for the six months ended September 30, 2003, compared with revenues of $32.9 million for the six months ended September 30, 2002. The increase in revenues was primarily due to a year-over-year effect of approximately $6.2 million due to the recognition of revenues deferred from prior years. Such revenue was not recognized by CHR prior to the first half of fiscal year 2004 because it did not meet the necessary revenue recognition criteria. The increase in revenues was partially offset by lower revenues due to a shift in mix to lower-priced programs.

     Operating profit for CHR increased to $0.2 million for the six months ended September 30, 2003, compared with an operating loss of $2.2 million for the six months ended September 30, 2002. The improvement in operating results was primarily due to (i) the effect of the recognition of revenues deferred from prior periods, (ii) a decrease in sales commission expense and (iii) a decrease in retailer fees, which, in turn, was primarily due to the effect of a more favorable contract entered into with a retailer during the three months ended September 30, 2003.

     Net income for CHR for the six months ended September 30, 2003 increased by $1.4 million to $0.1 million for the six months ended September 30, 2003, compared with a net loss of $1.3 million for the six months ended September 30, 2002, primarily due to the factors affecting operating profit, discussed above.

International

     Revenues for International increased by $10.8 million to $22.7 million for the six months ended September 30, 2003, compared with revenues of $11.9 million for the six months ended September 30, 2002. The increase in International revenues reflects additional manufacturer and retail promotions printed in France through a French retailer that was added to the Catalina Marketing Network during fiscal year 2003.

     Operating income for International was $2.3 million for the six months ended September 30, 2003, compared with an operating loss of $2.2 million for the six months ended September 30, 2002. The improvement was primarily attributable to the increase in revenues, net of related increases in direct costs, administrative expenses and depreciation expense.

     Net loss for International for the six months ended September 30, 2003 decreased to $0.1 million, compared with a net loss of $2.1 million for the six months ended September 30, 2002, primarily due to the factors affecting operating results, discussed above.

DMS

     Revenues for DMS increased $1.1 million to $22.7 million for the six months ended September 30, 2003, compared with revenues of $21.6 million for the six months ended September 30, 2002. The increase in revenues was primarily attributable to increases in sales of Sample Logic®.

     Operating loss for DMS was $1.0 million for the six months ended September 30, 2003, compared with an operating loss of $1.9 million for the six months ended September 30, 2002. The decrease in operating loss was primarily due to increased revenues.

     Net loss for DMS was $0.6 million for the six months ended September 30, 2003, compared with a net loss of $1.1 million for the six months ended September 30, 2002. Net loss decreased primarily due to the factors discussed in operating loss, discussed above.

Japan Billboard

     Revenues for Japan Billboard decreased $3.1 million to $7.3 million for the six months ended September 30, 2003, compared with revenues of $10.4 million for the six months ended September 30, 2002. The decrease in revenues was the result of the effect of the Initiative, which significantly limits the manner in which tobacco companies in Japan can market, promote and advertise their products.

     Operating loss for Japan Billboard was $28.1 million for the six months ended September 30, 2003, compared with an operating profit of $0.7 million for the six months ended September 30, 2002. The operating loss for Japan Billboard for the six months ended September 30, 2003 includes an impairment charge of $28.0 million recognized during the period. See Note 9 to the unaudited condensed consolidated financial statements. Excluding this impairment charge, the decline in operating results for the six months ended September 30, 2003 as compared with the six months ended September 30, 2002 is primarily attributable to the decline in revenues and related direct costs.

     Net loss for Japan Billboard was $29.0 million for the six months ended September 30, 2003 compared with net income of $0.3 million for the six months ended September 30, 2002. In addition to the impairment charge of $28.0 million, the net loss for the six months ended September 30, 2003 includes a charge in the amount of $0.8 million for the cumulative effect of an accounting change upon the adoption of SFAS No. 143 and its application in recognition of asset retirement costs expected to be incurred for the retirement of billboards. See Note 3 to the unaudited condensed consolidated financial statements.

     On August 31, 2004, the Company sold the stock of Japan Billboard. See Note 11 to the unaudited condensed consolidated financial statements.

Other Segments and Corporate

     Revenues for our Other segment decreased $3.3 million to $19.5 million for the six months ended September 30, 2003, compared with revenues of $22.8 million for the six months ended September 30, 2002. Retail Services revenues declined by $4.0 million primarily due to a decrease in loyalty card revenues. On March 31, 2004, the loyalty card business was sold.

     Operating loss decreased to $2.3 million for the six months ended September 30, 2003, compared with an operating loss of $5.0 million for the six months ended September 30, 2002. The decrease in operating loss was primarily attributable to an intersegment allocation of certain costs from Retail Services to Manufacturer Services for services provided by Retail Services.

     Primarily as a result of the decrease in costs and expenses, net loss for the Other operating segment decreased to $1.4 million for the six months ended September 30, 2003, compared with a net loss of $3.0 million for the six months ended September 30, 2002.

     The increase in the operating loss for Corporate for the six months ended September 30, 2003 reflects a decrease in the percentage of costs allocated to operating segments from 79.4% of Corporate’s operating costs for the six months ended September 30, 2002 to 72.8% of Corporate’s operating costs for the six months ended September 30, 2003. Before allocations, total Corporate operating costs for the six months ended September 30, 2003 were comparable with the six months ended September 30, 2002.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the six months ended September 30, 2003 were $224.3 million, which includes $30.0 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the six months ended September 30, 2003. Accordingly, revenues in United States dollars for our foreign operations would have been 15.1% lower for the period if translated using the weighted average currency translation rates for the comparable period in 2002.

Liquidity and Capital Resources

     Our primary sources of liquidity have been cash flows generated from operations, a credit agreement with a syndicate of commercial banks with a revolving loan credit facility, various credit agreements and installment loans payable entered into by our Japan subsidiaries and the indebtedness under a lease arrangement in the amount of $29.6 million. On August 27, 2004, we entered into a new credit agreement with a syndicate of commercial banks (the “August 2004 Credit Facility” or “Credit Facility”), which was used to repay certain amounts outstanding under credit agreements entered into by our Japan subsidiaries and to purchase our headquarters building. See “Other Sources of Liquidity” for further details.

     Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations for the six months ended September 30, 2003 and through the current date were sufficient to meet our liquidity needs. We believe that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

     Our long-term debt primarily consists of amounts due under the new August 2004 Credit Facility, discussed below. We will continue to invest in sales and marketing, in our Catalina Marketing Network® and in other support technology and enhanced systems of reporting and controls. We believe that our ability to generate sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, development and expansion of markets, investments, acquisitions, share repurchases, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our Credit Facility, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

     Cash provided by operating activities was $54.4 million for the six months ended September 30, 2003, compared with $52.2 million for the comparable period in 2002. The increase was primarily attributable to improved net income after adjustment for the $28.0 million non-cash impairment charge recognized during the six months ended September 30, 2003, partially offset by a use of cash due to a change in operating assets.

     Net cash used in investing activities increased by $0.7 million to $39.0 million for the six months ended September 30, 2003, compared with $38.3 million used in investing activities for the six months ended September 30, 2002. The increase in cash used for investing activities was primarily attributable to an increase in capital expenditures, partially offset by lower business acquisition payments. See Capital Requirements — Business Acquisition Payments.

     Net cash used in financing activities decreased to $7.2 million for the six months ended September 30, 2003, compared with $22.1 million used in financing activities during the six months ended September 30, 2002. The decrease of $14.9 million is primarily attributable to lower payments for purchases of the Company’s common stock combined with an increase in bank borrowings, somewhat offset by a decrease in proceeds from the issuance of the Company’s common stock.

     Cash and cash equivalents increased by $7.5 million for the six months ended September 30, 2003, compared with a decrease in cash and cash equivalents of $8.7 million for the six months ended September 30, 2002.

Other Sources of Liquidity

     In addition to our cash flows generated from operations, bank borrowings provide additional sources of liquidity.

     The August 2004 Credit Facility. On August 27, 2004, the Company entered into a new, five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”). The Credit Facility provides available borrowings up to $125.0 million, but has a feature that allows the Company to increase the revolving credit line up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. Dollar equivalent of $50.0 million in available borrowings in Japanese Yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit, and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the agreement, of $10.0 million. The Credit Facility is to be used for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, capital expenditures and acquisitions, as defined.

     The interest rate on advances under the Credit Facility is based on (a) the greater of the Prime Rate or the Federal Funds Effective Rate plus one-half percent or, (b) the Eurocurrency Base Rate, as those terms are defined in the Credit Facility. A percentage margin, ranging from 0.625% to 1.125% and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility, is added to the Eurocurrency Base Rate.

     The Company will pay a quarterly commitment fee ranging from 0.15% to 0.25% of the unused portion of the Credit Facility and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility. Usual and customary fees are payable for letters of credit that are issued under the agreement. The Company may, at its option, reduce the maximum commitment amount of the Credit Facility and generally may prepay any amounts outstanding without penalty. The Credit Facility is unsecured, with a negative pledge on all material assets, and is guaranteed by all material U.S. subsidiaries of the Company.

     The Company provides customary, ongoing representations, warranties and covenants, and is subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets, and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within a cure period, violation of covenants, or a change in control of the Company, as those terms or events of default are defined in the Credit Facility agreement.

     The Company repaid the amounts outstanding under the Japan Credit Facilities with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed to repay the Japan Credit Facilities was approximately $32.0 million.

     In addition, on August 25, 2004, the Company purchased its corporate headquarters facility located in St. Petersburg, Florida and terminated the related “synthetic” lease financing agreement that it had entered into in 1999. The purchase price of the building was $30.5 million and was paid in cash. The Company borrowed $30.0 million on the Credit Facility on September 1, 2004, and used the proceeds to replenish the cash used to purchase the building.

     The total amount outstanding under the August 2004 Credit Facility after repayment of the Japan Credit Facilities and the purchase of the headquarters building, as of September 1, 2004, was approximately $62.0 million.

     The Corporate Facility. The August 2004 Credit Facility replaced the Company’s previously existing $30.0 million revolving line of credit (the “Prior Facility”). The balance outstanding under the Prior Facility as of September 30, 2003 was $11.0 million. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004, for a discussion of the significant terms of the Prior Facility, including information regarding the extensions of the expiration date and financing fees paid in conjunction with the extensions. The Prior Facility was repaid in full on November 25, 2003 and no additional amounts were borrowed from that date through the date it was replaced by the August 2004 Credit Facility.

     We believe that cash generated from operations under economic conditions similar to those currently existing and amounts available under the August 2004 Credit Facility will be sufficient to meet our liquidity requirements.

However, we cannot assure you that our cash generated from operations or the proceeds from the new Credit Facility will provide sufficient cash to fund our operations if unfavorable economic or other events occur that affect us. See our Annual Report on Form 10-K for our fiscal year ended March 31, 2004 for a discussion of risk factors relating to our business.

     The Japan Credit Facilities. The Japan Credit Facilities were replaced with the August 2004 Credit Facility. The Japan Credit Facilities were available to finance capital expenditures and current operating requirements of our operations in Japan. The balance outstanding under the Japan Credit Facilities as of September 30, 2003 was $32.9 million. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004 for a discussion of the significant changes to the Japan Credit Facilities during fiscal year 2004. Certain short-term amounts due under the Japan Credit Facilities were paid using proceeds from the August 2004 Credit Facility.

     The Lease Agreement. The lease agreement governed the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida, and was guaranteed by a lien on the building. The initial lease term was set to expire in October 2005. Subsequent to September 30, 2003, the building was purchased for $30.5 million and refinanced with proceeds from the August 2004 Credit Facility. As a result, the lease was terminated.

     Our unaudited condensed consolidated balance sheets as of September 30, 2003 include the accounts of the variable interest entity which owned our headquarters building in St. Petersburg, Florida until August 25, 2004, when the building was purchased.

Capital Requirements

     There were no significant changes to the Company’s contractual cash obligations or commercial commitments during the quarter ended September 30, 2003 as compared with the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the SEC on May 17, 2004. Net borrowings under the Corporate and Japan credit facilities increased by $5.3 million during the six months ended September 30, 2003 as compared with net borrowings at March 31, 2003.

     Our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, included the following table, which presents the summary of our contractual cash obligations and commitments as of March 31, 2004. Refer to the Form 10-K for a description of each of the obligations:

		Payments Due by Period
			Between	Between
		Before	April 1, 2005	April 1, 2007	After
	Total	March 31, 2005	and March 31, 2007	and March 31, 2009	March 31, 2009
Short-term borrowings	$37,778	$37,778	$—	$—	$—
Long-term debt	31,411	949	30,462	—
Postretirement medical benefit costs	1,270	89	216	258	707
Operating leases	23,837	5,147	8,714	6,840	3,136
Purchase obligations for in-store equipment	16,552	5,578	8,496	2,478	—

Total	$110,848	$49,541	$47,888	$9,576	$3,843

     The following table presents our contractual obligations on a pro forma basis as of March 31, 2004, assuming the August 2004 Credit Facility had been closed on that date, and proceeds available under the August 2004 Credit Facility were used to pay certain short-term amounts due under the Japan Agreement and to purchase our headquarters facility.

		Pro Forma Payments Due by Period
			Between	Between
	Pro Forma	Before	April 1, 2005	April 1, 2007	After
	Total	March 31, 2005	and March 31, 2007	and March 31, 2009	March 31, 2009
Short-term borrowings	$2,183	$2,183	$—	$—	$—
Long-term debt	68,933	777	1,897	1,555	64,704
Postretirement medical benefit costs	1,270	89	216	258	707
Operating leases	23,837	5,147	8,714	6,840	3,136
Purchase obligations for in-store equipment	16,552	5,578	8,496	2,478	—

Total	$112,775	$13,774	$19,323	$11,131	$68,547

     In addition to the above contractual commitments, on September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend to common stockholders of $0.30 per share. The dividend will be paid on October 1, 2004 to stockholders of record as of September 15, 2004. This is expected to result in a use of cash of approximately $15.6 million.

     Also on September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility. The credit facility was replaced on August 27, 2004, and the Company is no longer restricted from repurchases of its common stock. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance repurchases of its common stock.

     Capital Expenditures. The Company’s primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for the Company’s central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® typically range from $3,000 to $13,000 per store. The pace of installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. We typically finance our capital expenditures for in-store equipment with cash generated from operations. Because in-store installations do not follow a pattern that necessarily coincides with our operating cash flows, we may finance our capital expenditures for this equipment with proceeds from our August 2004 Credit Facility.

     Business Acquisition Payments. In May 2003, the Company, through one of its wholly owned subsidiaries, exercised the call option provided in the Japan Billboard purchase agreement to acquire the remaining 49% ownership of Japan Billboard from the minority interest holders. The exercise of this call option resulted in a net cash payment of $22.9 million in July 2003, based on foreign exchange rates at the payment date.

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

Sales Tax Assessment

     A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. We subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that our electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. We appealed the case to the state’s supreme court and, in May 2004, the state supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company; however, the decision of the state’s tax tribunal is subject to review by the state supreme court and is not final. As of the current date, the Company does not yet know the final outcome of the case. A favorable decision could result in the reversal of a liability of approximately $4.4 million, which is the amount of the liability the Company has recognized as of the current date. If an adverse decision is reached in this case, we do not believe that the tax assessment will result in a material charge to the Company’s financial statements; however, we may become subject to similar proceedings in other jurisdictions, and additional tax assessments resulting from those proceedings could be material to the Company.

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

Item 4. Controls and Procedures

     The Company performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Exchange Act) as of March 31, 2004. A discussion of the findings of these evaluations is included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2004 (filed July 15, 2004). We performed an additional assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2004, the end of our first fiscal quarter of 2005, and reported on such assessment in our Quarterly Report on Form 10-Q filed on August 16, 2004, with respect to such period.

     The evaluations as of March 31, 2004 and June 30, 2004 were made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 and June 30, 2004 were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These conclusions are as of March 31, 2004 and as of June 30, 2004 and are subject to our subsequent evaluation, actions and conclusions discussed below. In addition, we made a number of significant changes in our “internal control over financial reporting” that occurred during our fiscal years 2003 and 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes are summarized below. Other than as described below, we made no changes in our internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     We have continued to evaluate the effectiveness and design of our disclosure controls and procedures in light of subsequent developments with respect to our financial reporting as further discussed below and the matters described in Item 9 — “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2004. As part of our ongoing evaluation, in June 2003, our accounting and finance personnel began an extensive effort to analyze our financial information and related accounting records for our fiscal years ended March 31, 2003, 2002 and 2001. These efforts, along with efforts undertaken to position our Chief Executive Officer and our Chief Financial Officer to satisfy their certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review, as described below. In addition, our independent registered certified public accounting firm, PricewaterhouseCoopers LLP (“PwC”), in connection with its audit and review of the Company’s internal controls, has communicated to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and senior management its findings with respect to the Company’s internal control over financial reporting, including certain “material weaknesses” and “reportable conditions,” as defined under standards established by the American Institute of Certified Public Accountants. Management, in performing its evaluation, also considered PwC’s findings. This evaluation allowed us and our Chief Executive Officer and our Chief Financial Officer to make conclusions, as of July 2004, regarding the state of our disclosure controls and procedures. The evaluation is ongoing and, accordingly, the Company and our certifying officers may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

     As a result of the recent audit procedures and our continuing efforts to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting, we have concluded that the following internal control deficiencies constituted material weaknesses or significant deficiencies, during the fiscal years ended and as of March 31, 2004, 2003 and 2002. In addition, we have identified opportunities to correct these weaknesses and deficiencies. While a number of these weaknesses and deficiencies were found to exist in CHR, certain of the accounting principles addressed in our recent audit activities and other efforts apply to other segments of the Company’s business. We outline these below.

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

Part II — Other Information

Item 5. Other Information

     Ernst and Young LLP resigned as the Company’s independent certified public accountants on August 20, 2003, and were subsequently replaced by PricewaterhouseCoopers LLP. See Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit index on page 32 of this Quarterly Report on Form 10-Q

(b)	Reports on Form 8-K

During the three months ended September 30, 2003, we filed the following Current Reports on Form 8-K:

Current Report filed with the Commission on August 14, 2003 (Item 5).
Current Report filed with the Commission on August 26, 2003 (Item 4).
Current Report filed with the Commission on September 15, 2003 (Item 5).
Amendment to Current Report filed with the Commission on September 16, 2003 (Item 4).
Current Report filed with the Commission on September 30, 2003 (Item 5).

CATALINA MARKETING CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

September 14, 2004	CATALINA MARKETING CORPORATION (Registrant)
/s/ Christopher W. Wolf
Christopher W. Wolf
Executive Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial officer)

Exhibit
No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002