Form 10-Q
period 2003-12-31
CATALINA MARKETING CORP/DE
filed 2004-09-15
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

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

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Revenues	$115,508	$119,325	$339,799	$335,168
Costs and expenses:
Direct operating expenses	41,447	50,160	135,012	151,701
Selling, general and administrative	35,416	31,053	104,911	90,067
Impairment charges	21,587	—	49,626	—
Depreciation and amortization	11,711	10,934	35,145	31,682

Total costs and expenses	110,161	92,147	324,694	273,450
Income from operations	5,347	27,178	15,105	61,718
Interest expense	(1,246)	(572)	(2,437)	(1,629)
Other income (expenses), net	635	244	1,755	(1,498)

Income before income taxes	4,736	26,850	14,423	58,591
Provision for income taxes	8,385	10,277	24,150	22,420

Income (loss) before cumulative effect of accounting change	(3,649)	16,573	(9,727)	36,171
Cumulative effect of accounting change, net of $0.6 million tax benefit	—	—	(770)	—

Net income (loss)	$(3,649)	$16,573	$(10,497)	$36,171

Diluted:
Net income (loss) per common share before cumulative effect of accounting change	$(0.07)	$0.31	$(0.18)	$0.65
Cumulative effect of accounting change	—	—	(0.02)	—

Net income(loss) per common share	$(0.07)	$0.31	$(0.20)	$0.65

Weighted average common shares outstanding	52,229	54,285	52,328	55,387

Basic:
Net income (loss) per common share before cumulative effect of accounting change	$(0.07)	$0.31	$(0.18)	$0.66
Cumulative effect of accounting change	—	—	(0.02)	—

Net income (loss) per common share	$(0.07)	$0.31	$(0.20)	$0.66

Weighted average common shares outstanding	52,229	54,212	52,328	54,830

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2003	2003
ASSETS
Current Assets:
Cash and cash equivalents	$25,382	$1,715
Accounts receivable, net	52,842	74,849
Inventory	5,090	4,921
Deferred tax asset	9,864	14,967
Prepaid expenses and other current assets	16,603	15,986

Total current assets	109,781	112,438
Property and Equipment:
Property and equipment	376,557	372,036
Less — accumulated depreciation and amortization	(238,645)	(223,293)

Property and equipment, net	137,912	148,743
Patents, net	13,951	14,965
Goodwill	115,711	142,416
Other assets	2,221	3,859

Total Assets	$379,576	$422,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,260	$18,328
Accrued expenses	51,743	56,405
Income taxes payable	6,918	7,868
Deferred revenue	36,499	36,295
Short-term borrowings	15,681	18,297

Total current liabilities	121,101	137,193
Long-term deferred tax liability	10,985	15,436
Long-term debt	49,657	49,926
Other long-term liabilities	4,141	2,957

Total liabilities	185,884	205,512
Commitments and contingencies
Minority interest	914	914
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 52,135,423 and 52,755,192 shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively	521	528
Paid-in capital	2,221	1,526
Accumulated other comprehensive income (loss)	(708)	289
Retained earnings	190,744	213,652

Total stockholders’ equity	192,778	215,995

Total liabilities and stockholders’ equity	$379,576	$422,421

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
(in thousands)

					Accumulated
			Par		Other
		Number	Value of		Comprehensive		Total
	Comprehensive	of	Common	Paid-in	Income	Retained	Stockholders'
	Loss	Shares	Stock	Capital	(Loss)	Earnings	Equity
BALANCE AT MARCH 31, 2003		52,755	$528	$1,526	$289	$213,652	$215,995
Proceeds from issuance of common stock		89	1	1,430	—	—	1,431
Decrease in investment in subsidiary, net of tax		—	—	(165)	—	—	(165)
Tax benefit from exercise of non- qualified stock options and disqualified dispositions		—	—	271	—	—	271
Repurchase, retirement and cancellation of common stock		(749)	(8)	(888)	—	(12,411)	(13,307)
Deferred compensation plan common stock units and Directors’ common stock grants		40	—	47	—	—	47
Net loss	$(10,497)	—	—	—	—	(10,497)	(10,497)
Foreign currency translation adjustment	(997)	—	—	—	(997)	—	(997)

Comprehensive loss	$(11,494)	—	—	—	—	—	—

BALANCE AT DECEMBER 31, 2003		52,135	$521	$2,221	$(708)	$190,744	$192,778

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2003	2002
Net cash provided by operating activities:	$86,295	$76,950

Cash flows from investing activities:
Capital expenditures	(21,600)	(24,887)
Business acquisition payments	(22,921)	(29,187)

Net cash used in investing activities	(44,521)	(54,074)

Cash flows from financing activities:
Proceeds from (payments on) the Prior Facility, net	(12,000)	22,000
Proceeds from Japan borrowings	9,851	18,993
Principal payments on Japan borrowings	(2,948)	(17,871)
Repurchases of Company common stock	(13,307)	(56,873)
Financing fees paid on the Prior Facility	(867)	—
Proceeds from issuance of common and subsidiary stock	1,495	4,465
Other	—	(316)

Net cash used in financing activities	(17,776)	(29,602)

Effect of exchange rate changes on cash and cash equivalents	(331)	(757)

Net change in cash and cash equivalents	23,667	(7,483)
Cash and cash equivalents at end of prior period	1,715	13,656

Cash and cash equivalents at end of current period	$25,382	$6,173

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

     The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 was filed on August 16, 2004. The Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 was filed on September 14, 2004. This Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 is delinquent and, as was the case with the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003, is being filed after the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2004. This filing for the quarter ended December 31, 2003 should not be confused with any report on Form 10-Q for a quarterly period of the Company’s fiscal year ending March 31, 2005. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     In this Form 10-Q for the quarterly period ended December 31, 2003, words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date this Quarterly Report on Form 10-Q is filed with the SEC.

     Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes as required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, except as disclosed herein, considered necessary for a fair presentation of the financial position of the Company as of December 31, 2003, the results of its operations for the three- and nine-month periods ended December 31, 2003 and 2002, its cash flows for the nine months ended December 31, 2003 and 2002, and the results of its changes in stockholders’ equity for the nine-month period ended December 31, 2003 have been included.

     The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that were reported for the remainder of the year ended March 31, 2004.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Net income (loss):
As reported	$(3,649)	$16,573	$(10,497)	$36,171
Add stock-based employee compensation expense included in reported net income, net of tax	75	94	187	304
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,677)	(5,437)	(6,498)	(15,137)

Pro forma net income (loss)	$(5,251)	$11,230	$(16,808)	$21,338

Diluted EPS:
As reported	$(0.07)	$0.31	$(0.20)	$0.65
Pro forma	$(0.10)	$0.21	$(0.32)	$0.39
Basic EPS:
As reported	$(0.07)	$0.31	$(0.20)	$0.66
Pro forma	$(0.10)	$0.21	$(0.32)	$0.39
Purchase discount offered under the purchase plan	$—	$392	$387	$755

     During the nine months ended December 31, 2003, certain of the Company’s executives left the Company prior to exercising their options and, as a result, any unexercised options have been forfeited. The pro forma compensation expense for the three and nine months ended December 31, 2003 shown in the table above includes a reversal of previously reported pro forma compensation expense of $6.0 million, net of a tax benefit of $2.2 million, and $16.1 million, net of tax benefit of $6.0 million, respectively, related to these forfeited options.

Note 3. Accounting Standards Adopted During the Nine Months Ended December 31, 2003

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

     Upon adoption, the Company recorded a net increase in property and equipment of $0.7 million and recognized an asset retirement obligation of $2.1 million for the nine months ended December 31, 2003. This resulted in the recognition of a non-cash charge of $0.8 million, net of an income tax benefit of $0.6 million, which is reported as a cumulative effect of an accounting change in the accompanying unaudited condensed consolidated statements of income. The effect of the adoption of SFAS No. 143 is associated with Japan Billboard’s contractual obligation to remove certain billboards upon termination or cancellation of the related financing agreement.

     If SFAS No. 143 had been adopted on April 1, 2001, the liabilities recorded on the Company’s consolidated balance sheets would have been $2.0 million, $1.8 million and $2.0 million higher as of April 1, 2001, March 31, 2002 and March 31, 2003, respectively. The pro forma effect of the adoption of SFAS No. 143 on the results of operations for the three and nine months ended December 31, 2002 was not material.

     Reconciliation of the beginning and ending amount of asset retirement obligation is as follows (in thousands):

Balance as of April 1, 2003	$2,048
Liabilities recorded for billboards newly installed	44
Reduction in liabilities for billboards removed	(120)
Accretion expense	33
Currency translation adjustment	139

Balance as of December 31, 2003	$2,144

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

Note 4. Restatement of Quarterly Financial Statement Information

     As discussed in the Company’s Annual Report on Form 10-K for fiscal year 2003, in Notes 3 and 18 to the consolidated financial statements included therein, the Company restated its financial statements for each of the quarters for fiscal year 2003 to reflect corrections primarily related to the timing of the recognition of certain revenues and adjustments to costs and expenses. The following tables compare the restated results of operations of the Company for the three and nine months ended December 31, 2002 with those amounts originally reported on Form 10-Q for that period (in thousands, except per share information).

	Three Months Ended		Nine Months Ended
	December 31, 2002		December 31, 2002
		As Originally		As Originally
	As Restated	Reported	As Restated	Reported
Revenues	$119,325	$119,110	$335,168	$341,344
Total cost and expenses	92,147	91,619	273,450	275,654

Income from operations	27,178	27,491	61,718	65,690
Interest expense and other, net	(328)	(277)	(3,127)	(2,869)

Income before income taxes	26,850	27,214	58,591	62,821
Provision for income taxes	10,277	10,338	22,420	24,827

Net Income	$16,573	$16,876	$36,171	$37,994

Diluted earnings per share
Net income per common share	$0.31	$0.31	$0.65	$0.69
Weighted average common share outstanding	54,285	54,285	55,387	55,387
Basic earnings per share
Net income per common share	$0.31	$0.31	$0.66	$0.69
Weighted average common shares outstanding	54,212	54,212	54,830	54,830

	Nine Months Ended
	December 31, 2002
		As Originally
	As Restated	Reported
Net cash provided by operating activities	$76,950	$75,065
Net cash used in investing activities	(54,074)	(53,180)
Net cash used in financing activities	(29,602)	(29,197)
Effect of exchange rate changes on cash and cash equivalents	(757)	793

Net change in cash and cash equivalents	(7,483)	(6,519)
Cash and cash equivalents at end of prior period	13,656	13,276

Cash and cash equivalents at end of current period	$6,173	$6,757

Note 5. Net Income Per Common Share

          The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	52,229	54,212	52,328	54,830
Dilutive effect of options outstanding	—	73	—	557

Diluted weighted average common shares outstanding	52,229	54,285	52,328	55,387

     Due to the net loss for the three and nine months ended December 31, 2003, the assumed net exercise of stock options were excluded in their entirety for those periods as the effect would have been anti-dilutive. Certain options to purchase shares of common stock were not included in the computation of diluted EPS for the three and nine months ended December 31, 2002 because their exercise prices were greater than the average market price of common stock during the relevant periods.

     The following table presents the number of excluded options and related exercise price ranges for each of the periods presented:

Period Presented	Number of Excluded Options	Price Range
Three months ended December 31, 2003	5,138,839	$18.13-$36.82
Three months ended December 31, 2002	8,340,061	$19.92-$36.82
Nine months ended December 31, 2003	5,145,799	$17.10-$36.82
Nine months ended December 31, 2002	4,549,042	$27.60-$36.82

Note 6. Comprehensive Income (Loss) (in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Net income (loss)	$(3,649)	$16,573	$(10,497)	$36,171
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(778)	232	(997)	(656)

Comprehensive income (loss)	$(4,427)	$16,805	$(11,494)	$35,515

Note 7. Segment Information

     The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Manufacturer Services	Provides point-of-sale, printed promotions to consumers for consumer packaged goods manufacturers.
Catalina Health Resource	Provides point-of-sale, printed direct-to-patient communications for pharmaceutical and consumer packaged goods manufacturers and retailers.
International	Provides services similar to Manufacturer Services in the United Kingdom, France, Italy, Germany and Japan.
Japan Billboard	Provides billboards and outdoor media advertising in Japan.
Direct Marketing Services	Provides direct mail services to consumers’ homes for manufacturing and retail clients.
Other	Includes Retail Services, which supports and maintains the Catalina Marketing Network® and provides marketing services to retailers, and CMRS, which provides traditional marketing research services.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

     Financial information for each of the Company’s reportable segments is presented in the following tables. Amounts for the three and nine months ended December 31, 2002 are as restated (in thousands).

	Revenues from				Revenues from
	External		Intersegment		External		Intersegment
	Customers		Revenues		Customers		Revenues
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
Segments:	2003	2002	2003	2002	2003	2002	2003	2002
Manufacturer Services	$61,275	$65,108	$—	$—	$179,944	$181,594	$—	$43
Catalina Health Resource	21,622	16,044	—	—	55,236	48,954	—	—
International	11,477	7,072	—	—	34,221	18,980	—	—
Direct Marketing Services	6,368	13,124	197	296	28,636	34,063	585	909
Japan Billboard	3,812	5,690	—	—	11,139	16,042	—	—
Other	10,882	12,061	89	109	30,080	34,726	369	238

	115,436	119,099	286	405	339,256	334,359	954	1,190
Reconciliation of segments to consolidated amount:
Corporate	72	226	555	578	543	809	1,653	1,211
Eliminations	—	—	(841)	(983)	—	—	(2,607)	(2,401)

Total revenues	$115,508	$119,325	$—	$—	$339,799	$335,168	$—	$—

	Net Income (Loss)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Segments:	2003	2002	2003	2002
Manufacturer Services	$18,090	$20,928	$51,518	$55,527
Catalina Health Resource	4,133	(446)	4,269	(1,785)
International	(652)	(1,235)	(715)	(3,340)
Direct Marketing Services	(12,657)	1,426	(13,242)	324
Japan Billboard	(2,656)	414	(31,665)	737
Other	(3,754)	(924)	(5,107)	(3,917)

	2,504	20,163	5,058	47,546
Reconciliation of segments to consolidated amount:
Corporate	(6,153)	(3,590)	(15,555)	(11,375)

Consolidated net income (loss)	$(3,649)	$16,573	$(10,497)	$36,171

	Total Assets
Segments:	December 31, 2003	March 31, 2003
Manufacturer Services	$1,260,029	$1,006,690
Catalina Health Resource	58,315	67,786
International	89,470	73,643
Direct Marketing Services	60,632	72,327
Japan Billboard	13,332	22,268
Other	166,841	137,422
Reconciliation of segments to consolidated amount:
Eliminations	(2,102,351)	(1,618,741)
Corporate	833,308	661,026

Total assets	$379,576	$422,421

Note 8. Stock Repurchases

     During the nine months ended December 31, 2003, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. During the nine months ended December 31, 2002, the Company repurchased 2,315,800 shares of its common stock for a total of $56.9 million.

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

     The purchase price of the 49% minority interest of Japan Billboard was based on a pre-determined formula of enterprise value based on Japan Billboard’s performance during the previous four quarters. Subsequent to the purchase of the remaining interest of Japan Billboard, the Company determined that the carrying value of the Japan Billboard business had been impaired primarily because the factors required to be used in the predetermined purchase price formula resulted in a purchase price which exceeded the then current market conditions, as described further below. Furthermore, revenues for Japan Billboard continued to decline due to the reduction in tobacco advertising spending resulting from the adoption of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”) in fiscal year 2002. Japan Billboard’s primary client, from which it derived approximately 75% of its revenues during fiscal year 2003, began to significantly reduce its advertising expenditures for billboards, as well as most other media and promotional spending. For a discussion of the Initiative, see the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC on May 17, 2004. As a result of these factors, the carrying value of the Japan Billboard business exceeded the fair value, as determined using a discounted cash flow model. As such, during the three months ended September 30, 2003, the Company recognized an impairment charge, pursuant to the requirements of SFAS No. 142, of $28.0 million related to the goodwill of Japan Billboard.

     During the three months ended December 31, 2003, the Company announced its intention to divest Japan Billboard. As a result of the combined effect of the divestiture announcement and the Initiative’s continuing impact on Japan Billboard’s revenues, the Company tested goodwill for further impairment. During the three months ended December 31, 2003, the Company recognized an additional impairment charge of $2.5 million since the carrying value of Japan Billboard exceeded it fair value as determined using a discounted future cash flow model. Total charges recorded in conjunction with the impairment of Japan Billboard’s goodwill for the nine months ended December 31, 2003 were $30.5 million. On August 31, 2004, the Company sold Japan Billboard. See Note 11, Subsequent Events.

     During the three months ended December 31, 2003, the Company also announced its intent to divest of the CMRS and DMS businesses. The Company tested the goodwill of these reporting units for impairment during the quarter, resulting in partial impairment of goodwill due to the decline in these businesses’ forecasted cash flows. The goodwill impairment charges recorded for CMRS and DMS during the three months ended December 31, 2003 were $6.6 million and $12.5 million, respectively.

     Changes in the carrying amount of goodwill, including the effect of impairment charges for the nine months ended December 31, 2003, were as follows (in thousands):

	Manufacturer						Total
	Services	CHR	DMS	International	PMKK	Other	Consolidated
Balance as of March 31, 2003	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416
Goodwill acquired	—	—	—	—	22,921	—	22,921
Impairment	—	—	(12,519)	—	(30,493)	(6,614)	(49,626)

Balance as of December 31, 2003	$20,210	$36,132	$18,012	$24,153	$—	$17,204	$115,711

Note 10. Provision for Income Taxes

     Consolidated income before income taxes was $4.7 million for the three months ended December 31, 2003. The provision for income taxes for the same period was $8.4 million. Consolidated income before income taxes was

$14.4 million for the nine months ended December 31, 2003, while the provision for income taxes for the same period was $24.2 million. The disproportion between income before income taxes and the provision for income taxes for these periods in fiscal year 2004 was due to non-deductible impairment charges of $15.0 million and $43.0 million recognized during the three and nine months ended December 31, 2003, respectively. Excluding these impairment charges, the effective tax rate for the three months ended December 31, 2003 was 42.8% as compared with 38.3% for the three months ended December 31, 2002. Excluding these impairment charges, the effective tax rate for the nine months ended December 31, 2003 was 42.1% as compared with 38.3% for the nine months ended December 31, 2002. The increase in the effective tax rate was primarily due to an increase in the valuation reserve against certain foreign deferred tax assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table includes the revenues, operating profit (loss) and net income (loss) for each of the Company’s significant reportable segments for the three and nine months ended December 31, 2003 compared with the three and nine months ended December 31, 2002. Dollars are in thousands. The accounts of our wholly and majority owned foreign subsidiaries are included for the three and nine months ended September 30, which is the end of their third fiscal quarter.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Revenues
Manufacturer Services	$61,275	$65,108	$179,944	$181,637
CHR	21,622	16,044	55,236	48,954
International	11,477	7,072	34,221	18,980
DMS	6,565	13,420	29,221	34,972
Japan Billboard	3,812	5,690	11,139	16,042
Other(1)	10,971	12,170	30,449	34,964
Corporate	627	804	2,196	2,020
Eliminations	(841)	(983)	(2,607)	(2,401)

Total revenues	$115,508	$119,325	$339,799	$335,168

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Operating profit (loss)
Manufacturer Services	$30,404	$35,171	$86,586	$93,317
CHR	6,946	(750)	7,175	(2,999)
International	330	(855)	2,636	(3,026)
DMS	(12,752)	2,393	(13,737)	536
Japan Billboard	(2,613)	803	(30,745)	1,502
Other(1)	(6,311)	(1,549)	(8,584)	(6,578)
Corporate	(10,657)	(8,035)	(28,226)	(21,034)

Total operating profit (loss)	$5,347	$27,178	$15,105	$61,718

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(As Restated)		(As Restated)
Net income (loss)
Manufacturer Services	$18,090	$20,928	$51,518	$55,527
CHR	4,133	(446)	4,269	(1,785)
International	(652)	(1,235)	(715)	(3,340)
DMS	(12,657)	1,426	(13,242)	324
Japan Billboard	(2,656)	414	(31,665)	737
Other(1)	(3,754)	(924)	(5,107)	(3,917)
Corporate	(6,153)	(3,590)	(15,555)	(11,375)

Net Income (loss)	$(3,649)	$16,573	$(10,497)	$36,171

(1)	Other includes Retail Services and CMRS, which were not significant operating segments.

Three Months Ended December 31, 2003 Compared With the Three Months Ended December 31, 2002

Consolidated Results of Operations

     Consolidated revenues decreased to $115.5 million for the three months ended December 31, 2003 compared with consolidated revenues of $119.3 million for the three months ended December 31, 2002. Consolidated operating profit was $5.3 million for the three months ended December 31, 2003 compared with operating profit of $27.2 million for the three months ended December 31, 2002. Net loss for the three months ended December 31, 2003 was $3.6 million, compared with net income of $16.6 million for the three months ended December 31, 2002. Operating results for the three months ended December 31, 2003 include an impairment charge of $21.6 million. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge. Excluding the impairment charge, operating profit and net income for the three months ended December 31, 2003 would have been $26.9 million and $18.0 million, respectively. See Segment Results below for a discussion of the comparative period changes.

     Consolidated income before income taxes was $4.7 million for the three months ended December 31, 2003. The provision for income taxes for the same period was $8.4 million. The disproportion between income before income taxes and the provision for income taxes was due to the non-deductibility of certain goodwill impairment charges in the amount of $15.0 million recognized during the three months ended December 31, 2003. Excluding these impairment charges, the effective tax rate for the three months ended December 31, 2003 was 42.8% as compared with 38.3% for the three months ended December 31, 2002. The increase in the effective tax rate was primarily due to an increase in the valuation reserve against certain foreign deferred tax assets.

Segment Results

Manufacturer Services

     Revenues for Manufacturer Services decreased by $3.8 million to $61.3 million for the three months ended December 31, 2003, compared with revenues of $65.1 million for the three months ended December 31, 2002. The decrease was primarily due to a lower volume of promotions printed, partially offset by improved product pricing and a shift in mix to higher-priced products.

     Operating profit for Manufacturer Services decreased by $4.8 million to $30.4 million for the three months ended December 31, 2003, compared with $35.2 million for the three months ended December 31, 2002. The decrease in operating profit is the result of decreased revenues as well as an increase in direct costs resulting from a change in the manner in which the Company allocates certain retailer costs among its segments. Beginning in fiscal year 2004, for the three months ended December 31, 2003, Manufacturer Services was charged approximately $1.6 million of costs from Retail Services as compensation for intersegment services provided.

     Net income for Manufacturer Services decreased by $2.8 million to $18.1 million for the three months ended December 31, 2003, compared with a net income of $20.9 million for the three months ended December 31, 2002. This increase in net income was primarily due to the factors affecting operating income, discussed above.

CHR

     Revenues for CHR increased $5.6 million to $21.6 million for the three months ended December 31, 2003, compared with revenues of $16.0 million for the three months ended December 31, 2002. The increase in revenues was primarily due to a quarter-over-quarter effect of approximately $5.3 million due to the recognition of revenues deferred from prior periods. Such revenue was not recognized by CHR prior to the three months ended December 31, 2003 because it did not meet the necessary revenue recognition criteria.

     Operating profit for CHR increased to $6.9 million for the three months ended December 31, 2003, compared with an operating loss of $0.8 million for the three months ended December 31, 2002. The increase in operating profit was primarily due to the effect of the recognition of revenues deferred from prior periods and a decrease in retailer fees, which, in turn, was primarily due to the effect of a more favorable contract entered into with a retailer during the second quarter of fiscal year 2004.

     Net income for CHR for the three months ended December 31, 2003 improved by $4.6 million to $4.1 million for the three months ended December 31, 2003, compared with a net loss of $0.5 million for the three months ended December 31, 2002, primarily due to the factors affecting operating profit, discussed above.

International

     Revenues for International increased by $4.4 million to $11.5 million for the three months ended December 31, 2003, compared with revenues of $7.1 million for the three months ended December 31, 2002. The increase in International revenues reflects additional manufacturer and retail promotions printed in France through a French retailer that was added to the Catalina Marketing Network during fiscal year 2003.

     Operating profit for International was $0.3 million for the three months ended December 31, 2003, compared with an operating loss of $0.9 million for the three months ended December 31, 2002. The improvement in operating results is primarily attributable to the increase in revenues, partially offset by increased depreciation primarily due to store growth and start-up costs in Germany.

     Net loss for International for the three months ended December 31, 2003 decreased to $0.7 million, compared to a net loss of $1.2 million for the three months ended December 31, 2002, primarily due to the factors affecting operating loss, discussed above.

Other Segments and Corporate

     Retail Services and CMRS comprise our Other operating segment. Revenues for this segment decreased $1.2 million to $11.0 million for the three months ended December 31, 2003, compared with revenues of $12.2 million for the three months ended December 31, 2002. The decrease in revenues is primarily due to the loss of revenues at CMRS subsequent to the announcement of the Company’s intention to divest that business. See further discussion below.

     Operating loss increased to $6.3 million for the three months ended December 31, 2003, compared with an operating loss of $1.5 million for the three months ended December 31, 2002. The increase in operating loss is primarily attributable to a goodwill impairment charge of $6.6 million recorded by CMRS during the three months ended December 31, 2003. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge.

     Net loss for the Other operating segment increased to $3.8 million for the three months ended December 31, 2003, compared with a net loss of $0.9 million for the three months ended December 31, 2002. The increase in net loss is primarily attributable to the impairment charge, net of a related tax benefit.

     The increase in the operating loss for Corporate for the three months ended December 31, 2003 reflects a decrease in the percent of costs allocated to operating segments from 75.9% of Corporate’s operating costs for the three months ended December 31, 2002 to 68.8% of Corporate’s operating costs for the three months ended December 31, 2003. Before allocations, total Corporate operating costs for the three months ended December 31, 2003 were comparable with the three months ended December 31, 2002.

Operations Designated to be Divested by the Company

     As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on July 15, 2004, in November 2003, the Company announced its intent to divest of certain businesses that were deemed not to be strategically aligned with the Company’s current core competencies, including DMS, Japan Billboard and CMRS. Aggregate revenues generated by DMS, Japan Billboard and CMRS accounted for 13.6%, 18.5% and 16.9% of the Company’s total revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. CMRS operations are included in the segment results under “Other Segments and Corporate” discussed above. The DMS and Japan Billboard business segments are described below. Although these segments have been targeted for divestiture by the Company, the results of operations for these segments are reflected in continuing operations in the unaudited condensed consolidated financial statements. The Company has concluded that these businesses do not qualify for “held for sale” treatment as of December 31, 2003 pursuant to SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”). On August 31, 2004, the Company sold the stock of Japan Billboard.

DMS

     Revenues for DMS decreased $6.8 million to $6.6 million for the three months ended December 31, 2003, compared with revenues of $13.4 million for the three months ended December 31, 2002. The decrease in revenues is primarily attributable to a decline in Sample Logic® sales and the suspension of One-to-One Direct® services during the fiscal 2004 period. See our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a description of Sample Logic® and One-to-One Direct®.

     Operating loss for DMS was $12.8 million for the three months ended December 31, 2003 compared with an operating profit of $2.4 million for the three months ended December 31, 2002. Operating loss for the three months ended December 31, 2003 includes an impairment charge of $12.5 million. See Note 9 to the unaudited condensed consolidated financial statements. Excluding this impairment charge, the further decline in operating results in the three months ended December 31, 2003, as compared with the three months ended December 31, 2002, was primarily attributable to decreased revenues, somewhat offset by a decline in variable direct costs.

     Net loss for DMS was $12.7 million for the three months ended December 31, 2003 compared with net income of $1.4 million for the three months ended December 31, 2002, primarily due to the factors affecting operating loss, discussed above.

Japan Billboard

     Revenues for Japan Billboard decreased $1.9 million to $3.8 million for the three months ended December 31, 2003, compared with revenues of $5.7 million for the three months ended December 31, 2002. The decrease in revenues was the result of the effect of the Initiative, which significantly limits the manner in which tobacco companies in Japan can market, promote and advertise their products. For a more detailed description of the Initiative and its effect on revenues for Japan Billboard, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Operating loss for Japan Billboard was $2.6 million for the three months ended December 31, 2003, compared with an operating profit of $0.8 million for the three months ended December 31, 2002. Net loss for Japan Billboard was $2.7 million for the three months ended December 31, 2003 compared with net income of $0.4 million for the three months ended December 31, 2002. The operating loss and net loss for Japan Billboard for the three months ended December 31, 2003 include the impairment charge of $2.5 million recognized during the period, and also reflect the effect of decreased revenues. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge.

     On August 31, 2004, the Company sold the stock of Japan Billboard. See Note 11 to the unaudited condensed consolidated financial statements.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the three months ended December 31, 2003 were $115.5 million, which includes $15.3 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the three months ended December 31, 2003. Accordingly, revenues in United States dollars for our foreign operations would have been 9.0% lower for the period if translated using the weighted average currency translation rates for the comparable period in 2002.

Nine Months Ended December 31, 2003 Compared With the Nine Months Ended December 31, 2002

Consolidated Results of Operations

     Consolidated revenues increased to $339.8 million for the nine months ended December 31, 2003, compared with consolidated revenues of $335.2 million for the nine months ended December 31, 2002. Consolidated operating profit was $15.1 million for the nine months ended December 31, 2003 compared with operating profit of $61.7 million for the nine months ended December 31, 2002. Net loss for the nine months ended December 31, 2003 was $10.5 million, compared with net income of $36.2 million for the nine months ended December 31, 2002. Operating results for the nine months ended December 31, 2003 include impairment charges of $49.6 million. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charges. Excluding the impairment charges, operating profit and net income for the nine months ended December 31, 2003 would have been $64.7 million and $39.1 million, respectively. See Segment Results below for a discussion of the comparative period changes.

     Consolidated income before income taxes was $14.4 million for the nine months ended December 31, 2003. The provision for income taxes for the same period was $24.2 million, respectively. The disproportion between income before income taxes and the provision for income taxes is due to the non-deductibility of certain goodwill impairment charges in the amount of $43.0 recognized during the period. Excluding these impairment charges, the effective tax rate for the nine months ended December 31, 2003 was 42.1% compared with 38.3% for the six months ended December 31, 2002. The increase in the effective tax rate was primarily due to an increase in the valuation reserve against certain foreign deferred tax assets.

Segment Results

Manufacturer Services

     Revenues for Manufacturer Services decreased by $1.7 million to $179.9 million for the nine months ended December 31, 2003, compared with revenues of $181.6 million for the nine months ended December 31, 2002. The decrease was primarily due a lower volume of promotions printed, partially offset by improved product pricing and a shift in mix to higher-priced products.

     Operating profit for Manufacturer Services decreased by $6.7 million to $86.6 million for the nine months ended December 31, 2003, compared with $93.3 million for the nine months ended December 31, 2002. The decrease in operating profit was primarily the result of decreased revenues and an increase in direct costs resulting from a change in the manner in which the Company allocated certain retailer costs among its segments. Beginning in fiscal year 2004, for the nine months ended December 31, 2003, Manufacturer Services recognized approximately $4.6 million of costs from Retail Services as compensation for intersegment services provided. Operating profit also declined due to an increase of $ 1.1 million in depreciation and amortization for the nine months ended December 31, 2003. The increase in depreciation and amortization was attributable to a revised corporate allocations methodology, as well as an increase in consolidated corporate depreciation and amortization costs.

     Net income for Manufacturer Services decreased by $4.0 million to $51.5 million for the nine months ended December 31, 2003, compared with net income of $55.5 million for the nine months ended December 31, 2002. This decrease in net income was primarily due to the factors affecting operating income, discussed above.

CHR

     Revenues for CHR increased $6.2 million to $55.2 million for the nine months ended December 31, 2003, compared with revenues of $49.0 million for the nine months ended December 31, 2002. The increase in revenues was primarily due to a year-over-year effect of approximately $11.5 million due to the recognition of revenues deferred from prior periods. Such revenue was not recognized by CHR prior to the first nine months of fiscal year 2004 because it did not meet the necessary revenue recognition criteria. The increase in revenues was partially offset by lower revenues due to a shift in mix to lower-priced programs.

     Operating profit for CHR increased to $7.2 million for the nine months ended December 31, 2003, compared with an operating loss of $3.0 million for the nine months ended December 31, 2002. The increase in operating profit was primarily due to the effect of the recognition of revenues deferred from prior periods and a decrease in retailer fees, which, in turn, was primarily due to the effect of a more favorable contract entered into with a retailer during the three months ended September 30, 2003.

     Net income for CHR for the nine months ended December 31, 2003 improved by $6.1 million to $4.3 million for the nine months ended December 31, 2003, compared with a net loss of $1.8 million for the nine months ended December 31, 2002, primarily due to the factors affecting operating income discussed above.

International

     Revenues for International increased by $15.2 million to $34.2 million for the nine months ended December 31, 2003, compared with revenues of $19.0 million for the nine months ended December 31, 2002. The increase in International is primarily due to additional manufacturer and retail promotions printed in France through a large French retailer that was added to the Catalina Marketing Network during fiscal year 2003 and, to a lesser degree, additional volume in Japan.

     Operating income for International was $2.6 million for the nine months ended December 31, 2003, compared with an operating loss of $3.0 million for the nine months ended December 31, 2002. The improvement in operating results is primarily attributable to the increase in revenues, partially offset by increased direct costs and depreciation expense.

     Net loss for International for the nine months ended December 31, 2003 decreased to $0.7 million, compared with a net loss of $3.3 million for the nine months ended December 31, 2002, primarily due to the factors affecting operating loss, discussed above.

Other Segments and Corporate

     Revenues for our Other segment decreased $4.6 million to $30.4 million for the nine months ended December 31, 2003, compared with revenues of $35.0 million for the nine months ended December 31, 2002. The decrease is primarily attributable to lower loyalty card revenues in the Retail segment.

     Operating loss increased to $8.6 million for the nine months ended December 31, 2003, compared with an operating loss of $6.6 million for the nine months ended December 31, 2002. The increase in operating loss is primarily attributable to the decrease in revenues and an impairment charge recorded by CMRS, partially offset by an increase in the amount of retailer fees charged to Manufacturer Services. See Note 9 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge.

     Net loss for the Other operating segment increased to $5.1 million for the nine months ended December 31, 2003, compared with a net loss of $3.9 million for the nine months ended December 31, 2002. The increase in operating loss is primarily attributable to the factors affecting operating loss, discussed above.

     The increase in the operating loss for Corporate for the nine months ended December 31, 2003 reflects a decrease in the percent of costs allocated to operating segments from 78.2% of Corporate’s operating costs for the nine months ended December 31, 2002 to 71.4% of Corporate’s operating costs for the nine months ended December 31, 2003. Before allocations, total Corporate operating costs for the nine months ended December 31, 2003 were comparable with the nine months ended December 31, 2002.

Operations Designated to be Divested by the Company

     See discussion in the section, “Three Months Ended December 31, 2003 Compared With the Three Months Ended December 31, 2002 — Operations Designated to be Divested by the Company,” above.

DMS

     Revenues for DMS decreased $5.8 million to $29.2 million for the nine months ended December 31, 2003, compared with revenues of $35.0 million for the nine months ended December 31, 2002. The decrease in revenues is primarily attributable to decreased spending by customers for direct mail programs, which may have been partially due to the divestiture announcement made during the period.

     Operating loss for DMS was $13.7 million for the nine months ended December 31, 2003, compared with operating income of $0.5 million for the three months ended December 31, 2002. The decrease in operating results is primarily due to a goodwill impairment charge of $12.5 million recognized during the three months ended December 31, 2003. See Note 9 to the unaudited condensed consolidated financial statements.

     Net loss for DMS was $13.2 million for the three months ended December 31, 2003, compared with net income of $0.3 million for the three months ended December 31, 2002. The negative change in net loss is primarily due to the factors affecting operating loss, discussed above.

Japan Billboard

     Revenues for Japan Billboard decreased $4.9 million to $11.1 million for the nine months ended December 31, 2003, compared with revenues of $16.0 million for the nine months ended December 31, 2002. The decrease in revenues was the result of the effect of the Initiative, which significantly limits the manner in which tobacco companies in Japan can market, promote and advertise their products. For a more detailed description of the Initiative and its effect on revenues for Japan Billboard, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

     Operating loss for Japan Billboard was $30.7 million for the nine months ended December 31, 2003, compared with operating profit of $1.5 million for the nine months ended December 31, 2002. Operating loss for the nine months ended December 31, 2003 includes goodwill impairment charges of $30.5 million. Excluding these impairment charges, the decline in operating results for the nine months ended December 31, 2003, as compared with the nine months ended December 31, 2002, is primarily attributable to the decline in revenues and related direct costs.

     Net loss for Japan Billboard was $31.7 million for the nine months ended December 31, 2003 compared with net income of $0.7 million for the nine months ended December 31, 2002. In addition to the impairment charge of $30.5 million, the net loss for the nine months ended December 31, 2003 includes a charge in the amount of $0.8 million for the cumulative effect of an accounting change upon the adoption of SFAS No. 143 and its application in recognition of asset retirement costs expected to be incurred for the retirement of billboards. See Note 3 to the unaudited condensed consolidated financial statements.

     On August 31, 2004, the Company sold the stock of Japan Billboard. See Note 11 to the unaudited condensed consolidated financial statements.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the nine months ended December 31, 2003 were $339.8 million, which includes $45.4 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the nine months ended December 31, 2003. Accordingly, revenues in United States dollars for our foreign operations would have been 13.0% lower for the period if translated using the weighted average currency translation rates for the comparable period in 2002.

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

     Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations for the nine months ended December 31, 2003 and through the current date were sufficient to meet our liquidity needs. We believe that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

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

Cash Flow Analysis

     Cash provided by operating activities was $86.3 million for the nine months ended December 31, 2003, compared with $77.0 million for the comparable period in 2002. The increase was primarily attributable to an increase in net income before depreciation, amortization and impairment charges.

     Net cash used in investing activities decreased by $9.6 million to $44.5 million for the nine months ended December 31, 2003, compared with $54.1 million used in investing activities for the nine months ended December 31, 2002. The decrease in cash used for investing activities was primarily attributable to lower capital expenditures and lower business acquisition payments.

     Net cash used in financing activities decreased to $17.8 million for the nine months ended December 31, 2003, compared with $29.6 million used in financing activities during the nine months ended December 31, 2002. The decrease of $11.8 million is primarily attributable to a decrease in repurchases of Company common stock, partially offset by a decrease in net bank borrowings.

     Cash and cash equivalents increased by $23.7 million for the nine months ended December 31, 2003, compared with a decrease in cash and cash equivalents of $7.5 million for the nine months ended December 31, 2002.

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

     The Corporate Facility. The August 2004 Credit Facility replaced the Company’s previously existing $30.0 million revolving line of credit (the “Prior Facility”). Please refer to the Company’s Annual Report on Form 10-K for the fiscal year 2004, for a discussion of the significant terms of the Prior Facility. The Prior Facility was repaid in full on November 25, 2003 and no additional amounts were borrowed from that date through the date it was replaced by the August 2004 Credit Facility.

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

     The Japan Credit Facilities. The Japan Credit Facilities were replaced with the August 2004 Credit Facility. The Japan Credit Facilities were available to finance capital expenditures and current operating requirements of our operations in Japan. The balance outstanding under the Japan Credit Facilities as of December 31, 2003 was $35.8 million. Please refer to the Company’s Annual Report on Form 10-K for fiscal year 2004 for a discussion of the significant changes to the Japan Credit Facilities during fiscal year 2004. Certain short-term amounts due under the Japan Credit Facilities were paid using proceeds from the August 2004 Credit Facility.

     The Lease Agreement. The lease agreement governed the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida, and was guaranteed by a lien on the building. The initial lease term was set to expire in October 2005. On August 25, 2004, the building was purchased for $30.5 million and refinanced with proceeds from the August 2004 Credit Facility. As a result, the lease was terminated.

     Our unaudited condensed consolidated balance sheets as of December 31, 2003 include the accounts of the variable interest entity which owned our headquarters building in St. Petersburg, Florida until August 25, 2004, when the building was purchased.

Capital Requirements

     There were no significant changes to the Company’s contractual cash obligations or commercial commitments during the quarter ended December 31, 2003 as compared with the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the SEC on May 17, 2004.

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

     In addition to the above contractual commitments, on September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend to common stockholders of $0.30 per share. The dividend will be paid on October 1, 2004 to stockholders of record as of September 15, 2004. This is expected to result in a use of cash of approximately $15.6 million during fiscal year 2005.

     Also on September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the board in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility. The credit facility was replaced on August 27, 2004, and the Company is no longer restricted from repurchases of its common stock. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance repurchases of its common stock.

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

Part II. Other Information

Item 5. Other Information

     Ernst and Young LLP resigned as the Company’s independent certified public accountants on August 20, 2003, and was subsequently replaced by PricewaterhouseCoopers LLP on October 2, 2003. See Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. See Exhibit index on page 32 of this Quarterly Report on Form 10-Q

     (b) Reports on Form 8-K

During the three months ended December 31, 2003, we filed the following Current Reports on Form 8-K:

Current Report filed with the Commission on October 8, 2003 (Item 4).
Current Report filed with the Commission on November 6, 2003 (Item 6).
Current Report filed with the Commission on November 25, 2003 (Item 5).
Current Report filed with the Commission on November 26, 2003 (Item 5).

CATALINA MARKETING CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

September 15, 2004	CATALINA MARKETING CORPORATION
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