Form 10-Q
period 2004-09-30
CATALINA MARKETING CORP/DE
filed 2004-11-09
CIK 883977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     At October 31, 2004, the Registrant had outstanding 52,271,994 shares of Common Stock.

CATALINA MARKETING CORPORATION

Part I. Financial Information

SPECIAL NOTE

     References to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries, unless the context specifically states or implies otherwise.

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$103,717	$107,676	$200,501	$194,308
Costs and expenses:
Direct operating expenses	32,713	35,991	67,600	70,692
Selling, general and administrative	29,331	31,298	59,086	63,374
Impairment charges	3,298	—	3,298	—
Depreciation and amortization	10,698	11,174	22,337	22,533

Total costs and expenses	76,040	78,463	152,321	156,599
Operating income	27,677	29,213	48,180	37,709
Interest expense	(151)	(609)	(736)	(1,087)
Other income (expenses), net	277	398	469	1,125

Income from continuing operations before income taxes	27,803	29,002	47,913	37,747
Provision for income taxes	11,067	12,465	18,251	15,694

Income from continuing operations	16,736	16,537	29,662	22,053
Discontinued operations:
Income (loss) from discontinued operations	260	(27,648)	(1,740)	(28,131)
Gain on dispositions, net	3,283	—	3,283	—

Income (loss) from discontinued operations	3,543	(27,648)	1,543	(28,131)
Cumulative effect of accounting change	—	—	—	(770)

Net income (loss)	$20,279	$(11,111)	$31,205	$(6,848)

Basic:
Income per common share from continuing operations	$0.32	$0.32	$0.57	$0.43
Income (loss) from discontinued operations	0.07	(0.53)	0.03	(0.54)
Cumulative effect of accounting change	—	—	—	(0.02)

Net income (loss) per common share	$0.39	$(0.21)	$0.60	$(0.13)

Weighted average common shares outstanding	52,231	52,217	52,233	52,375
Diluted:
Income per common share from continuing operations	$0.32	$0.32	$0.57	$0.43
Income (loss) from discontinued operations	0.07	(0.53)	0.03	(0.54)
Cumulative effect of accounting change	—	—	—	(0.02)

Net income (loss) per common share	$0.39	$(0.21)	$0.60	$(0.13)

Weighted average common shares outstanding	52,311	52,217	52,269	52,375

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$97,345	$72,704
Accounts receivable, net	59,195	56,963
Inventory	5,740	5,836
Deferred tax asset	8,143	8,536
Prepaid expenses and other current assets	13,249	14,958

Total current assets	183,672	158,997
Property and Equipment:
Property and equipment	362,271	381,999
Less - accumulated depreciation and amortization	(255,523)	(255,156)

Property and equipment, net	106,748	126,843
Patents, net	12,513	13,472
Goodwill	80,495	84,743
Other assets	2,352	2,754

Total Assets	$385,780	$386,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,514	$15,372
Accrued expenses	52,076	65,778
Income taxes payable	10,093	3,127
Deferred revenue	30,714	35,730
Short-term borrowings	2,844	37,016

Total current liabilities	108,241	157,023
Long-term deferred tax liability	11,162	9,827
Long-term debt	62,660	29,908
Other long-term liabilities	3,591	4,475

Total liabilities	185,654	201,233
Commitments and contingencies
Minority interest	—	914
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 52,177,734 and 52,134,462 shares issued and outstanding at September 30, 2004 and March 31, 2004, respectively	522	521
Paid-in capital	3,427	2,485
Accumulated other comprehensive loss	(1,325)	(312)
Retained earnings	197,502	181,968

Total stockholders’ equity	200,126	184,662

Total liabilities and stockholders’ equity	$385,780	$386,809

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(in thousands)

			Par		Accumulated
		Number	Value of		Other		Total
	Comprehensive	of	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Income	Shares	Stock	Capital	Loss	Earnings	Equity
BALANCE AT MARCH 31, 2004		52,134	$521	$2,485	$(312)	$181,968	$184,662
Proceeds from issuance of common stock		35	1	548	—	—	549
Increase in investment in subsidiary, net of tax		—	—	237	—	—	237
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	28	—	—	28
Deferred compensation plan common stock units and Directors’ common stock grants		9	—	129	—	—	129
Dividends on common stock ($0.30 per share)		—	—	—	—	(15,671)	(15,671)
Net income	$31,205	—	—	—	—	31,205	31,205
Foreign currency translation adjustment	(1,013)	—	—	—	(1,013)	—	(1,013)

Comprehensive income	$30,192

BALANCE AT SEPTEMBER 30, 2004		52,178	$522	$3,427	$(1,325)	$197,502	$200,126

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities:	$42,470	$54,441

Cash flows from investing activities:
Capital expenditures	(6,175)	(16,125)
Business acquisition payments	—	(22,921)
Payment for minority interest - VIE	(914)	—
Proceeds from the sale of DMS	5,000	—

Cash used in investing activities	(2,089)	(39,046)

Cash flows from financing activities:
Payments on the Prior Facility, net	—	(1,000)
Proceeds from the Corporate Facility	30,000	—
Payment on long-term debt – VIE	(29,565)	—
Proceeds from Japan borrowings	1,180	8,383
Principal payments on Japan borrowings	(1,818)	(2,140)
Repurchases of Company common stock	—	(13,307)
Proceeds from issuance of common and subsidiary stock	786	1,477
Cash dividends paid	(15,642)	—
Financing fees paid	(561)	(600)

Net cash used in financing activities	(15,620)	(7,187)

Effect of exchange rate changes on cash and cash equivalents	(120)	(758)

Net change in cash and cash equivalents	24,641	7,450
Cash and cash equivalents at end of prior period	72,704	1,715

Cash and cash equivalents at end of current period	$97,345	$9,165

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

     Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, pharmacy counter mats, attitudinal research programs, sampling, advertising, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and primarily uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of a customized communication to consumers during pharmacy prescription checkout transactions.

     The Company is organized and managed by segments, which include the following operations, classified in the accompanying unaudited condensed consolidated statements of operations as continuing operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”), the international operations, which includes services similar to those provided in the United States by CMS (“International”), and Catalina Marketing Research Solutions (“CMRS”). The domestic operations of the Company include CMS, CHR and CMRS. The international operations of the Company are organized and managed by country. The Company’s segments, Direct Marketing Services (“DMS”) and Japan Billboard, a billboard and outdoor media business operating in Japan (“Japan Billboard”), were sold during the second quarter of fiscal year 2005. As such, they are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations, for all periods presented.

     In November 2003, the Company announced its intent to divest DMS, CMRS and Japan Billboard, which were deemed not to be strategically aligned with the Company’s current core competencies. See further discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”) on July 15, 2004. Japan Billboard was sold on August 31, 2004 and DMS was sold on September 17, 2004. Although CMRS has been targeted for divestiture by the Company, the results of its operations are reflected in continuing operations in our accompanying unaudited condensed consolidated financial statements. The Company has concluded that CMRS does not qualify for “held for sale” treatment at September 30, 2004, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets.”

     The Company previously reported the activities of the operating segments Retail Services and CMRS in Other. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services, or CMS. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three and six months ended September 30, 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

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

     International operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom, Germany and Japan. The Catalina Marketing Network® operates internationally in a similar manner to the domestic CMS business. International offers a full range of targeted marketing solutions to consumer packaged goods manufacturers and enjoys relationships with supermarket, hypermarket and other retailers.

     CMRS provides a wide range of traditional marketing research services, including tracking studies and other satisfaction surveys, as well as proprietary research products that take advantage of behavioral data gathered throughout the Catalina Marketing Network®.

     Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs, designed to market to consumers in their homes. See Note 8 for additional information related to these discontinued operations.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring accruals, except as disclosed herein, considered necessary for a fair presentation of the financial position of the Company as of September 30, 2004, the results of its operations for the three and six month periods ended September 30, 2004 and 2003, its cash flows for the six months ended September 30, 2004 and 2003 and the results of its changes in stockholders’ equity for the six month period ended September 30, 2004 have been included.

     The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending March 31, 2005.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In addition, the balance sheet at March 31, 2004 includes the accounts of a variable interest entity from which the Company leased its headquarters facility in St. Petersburg, Florida. The headquarters facility was purchased by the Company on August 25, 2004. See Note 10. The accounts of our foreign subsidiaries are included on a three-month lag, (i.e., for the three- and six-month periods ended June 30, 2004 and June 30, 2003), to facilitate the timing of the Company’s closing process.

Note 2. Stock Based Compensation

     The Company applies the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Additionally, the Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 148 allows for the continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. Had compensation expense for these plans been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$20,279	$(11,111)	$31,205	$(6,848)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	55	75	130	112
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,912)	(3,013)	(8,519)	(4,821)

Pro forma net income (loss)	$15,422	$(14,049)	$22,816	$(11,557)

Basic earnings (loss) per common share:
As reported	$0.39	$(0.21)	$0.60	$(0.13)
Pro forma	$0.30	$(0.27)	$0.44	$(0.22)
Diluted earnings (loss) per common share:
As reported	$0.39	$(0.21)	$0.60	$(0.13)
Pro forma	$0.29	$(0.27)	$0.44	$(0.22)
Purchase discount offered under the purchase plan	$—	$—	$—	$387

     Pro forma amounts include approximately $0.4 million related to the purchase discount offered under the purchase plan for the six months ended September 30, 2003. There were no shares issued under the purchase plan for the three and six months ended September 30, 2004, and, consequently, no accompanying purchase discount.

     During the six months ended September 30, 2003, certain of the Company’s executives left the Company prior to exercising their options and, as a result, any unexercised options were forfeited. The pro forma compensation expense for the three and six months ended September 30, 2003 shown in the table above includes a reversal of previously reported pro forma compensation expense of $2.4 million, net of a tax benefit of $1.5 million, and $6.3 million, net of tax benefit of $3.8 million, respectively, related to these forfeited options.

     During the three months ended September 30, 2004, there were options to purchase 1,757,025 shares issued under the Company’s 1999 Stock Award Plan.

Note 3. Accounting Standards Adopted During the Six Months Ended September 30, 2004

     Revised SFAS No. 132. In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” (“SFAS No. 132”). This revision to SFAS No. 132 is intended to improve financial statement disclosures for defined benefit plans and was initiated in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular, the standard requires that companies provide more details in their interim financial reports about their net periodic pension expense and amounts expected to be paid to the plan during the current fiscal year.

     In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and the Company does not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles and other limits as defined by the plan. Benefits paid during the three and six months ended September 30, 2004 and 2003 were not material. The Company’s funding of the cost of healthcare benefits is at the discretion of management. A detail of net periodic expense for the three and six months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$—	$3	$—	$6
Interest cost	31	32	62	64
Amortization of unrecognized prior service costs	—	111	—	221

	$31	$146	$62	$291

     The revision to SFAS No. 132 also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132 as they related to the Company’s postretirement healthcare plan have been provided in Note 15 to the Company’s Consolidated Financial Statements as filed in its Annual Report on Form 10-K for fiscal year ended March 31, 2004.

Note 4. Net Income Per Common Share

     The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	52,231	52,217	52,233	52,375
Dilutive effect of options outstanding	80	—	36	—

Diluted weighted average common shares outstanding	52,311	52,217	52,269	52,375

     Due to the net loss for the three and six months ended September 30, 2003, the assumed net exercise of stock options were excluded in their entirety for those periods as the effect would have been anti-dilutive.

     The following table presents the number of excluded options and related exercise price ranges for each of the periods presented:

Period Presented	Number of Excluded Options	Price Range
Three months ended September 30, 2004	3,584,311	$26.31-$36.82
Three months ended September 30, 2003	6,565,805	$15.88-$36.82
Six months ended September 30, 2004	5,634,492	$19.92-$36.82
Six months ended September 30, 2003	6,232,305	$17.10-$36.82

Note 5. Comprehensive Income (Loss) (in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$20,279	$(11,111)	$31,205	$(6,848)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(18)	323	(1,013)	(219)

Comprehensive income (loss)	$20,261	$(10,788)	$30,192	$(7,067)

Note 6. Segment Information

     The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed promotions to consumers for consumer packaged goods manufacturers and retail partners.

Catalina Health Resource	Provides point-of-sale printed direct-to-patient communications for pharmaceutical and consumer packaged goods manufacturers and retailers.

International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Germany and Japan.
Catalina Marketing
Research Solutions	Provides traditional marketing research services.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

Discontinued operations	Includes Japan Billboard and DMS

     The Company previously reported the activities of the operating segments Retail Services and CMRS in Other. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services, or CMS. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three and six months ended September 30, 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting. Segment information previously reported for Japan Billboard and DMS is now reported as discontinued operations. See Note 8.

     Financial information for each of the Company’s reportable segments is presented in the following tables (in thousands).

	Revenues from				Revenues from
	External		Intersegment		External		Intersegment
	Customers		Revenues		Customers		Revenues
	Three Months Ended September 30,				Six Months Ended September 30,
Segments:	2004	2003	2004	2003	2004	2003	2004	2003
Catalina Marketing Services	$66,070	$71,427	$—	$—	$129,468	$131,026	$4	$—
Catalina Health Resource	19,180	19,148	—	—	37,046	33,614	—	—
International	16,892	13,633	—	—	31,138	22,744	—	—
Catalina Marketing Research Solutions	1,345	3,265	—	89	2,687	6,841	40	280

	103,487	107,473	—	89	200,339	194,225	44	280
Reconciliation of segments to consolidated amount:
Corporate	230	203	829	896	162	83	1,663	1,486
Eliminations	—	—	(829)	(985)	—	—	(1,707)	(1,766)

	$103,717	$107,676	$—	$—	$200,501	$194,308	$—	$—

	Net Income (Loss)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
Segments:	2004	2003	2004	2003
Catalina Marketing Services	$18,896	$18,870	$35,029	$31,706
Catalina Health Resource	2,774	2,133	3,848	136
International	2,073	1,083	2,874	(63)
Catalina Marketing Research Solutions	(2,117)	92	(2,554)	367

	21,626	22,178	39,197	32,146
Reconciliation of segments to consolidated amount:
Corporate	(4,890)	(5,641)	(9,535)	(10,093)
Discontinued operations	3,543	(27,648)	1,543	(28,131)
Cumulative effect of accounting change	—	—	—	(770)

Consolidated	$20,279	$(11,111)	$31,205	$(6,848)

	Total Assets
Segments:	September 30, 2004	March 31, 2004
Catalina Marketing Services	$1,188,706	$1,514,933
Catalina Health Resource	63,244	68,284
International	98,054	98,040
Catalina Marketing Research Solutions	5,006	10,963
Reconciliation of segments to consolidated amount:
Eliminations	(1,358,634)	(2,279,126)
Corporate	388,728	919,257

Total assets – continuing operations	385,104	332,351
Total assets – discontinued operations	676	54,458

Consolidated	$385,780	$386,809

Note 7. Impairment Charges and Goodwill

     The accompanying unaudited condensed consolidated statements of operations include impairment charges of $3.3 million for the three and six months ended September 30, 2004. In November 2003, the Company announced its intent to divest CMRS. As a result, the Company tested the goodwill of this reporting unit for impairment during fiscal year 2004, resulting in partial impairment of goodwill. The Company tested the goodwill at CMRS for impairment again during the three months ended September 30, 2004 due to a further decline in its forecasted cash flows. Based upon this testing, the Company determined that an additional impairment of goodwill had occurred and recorded an impairment charge of $2.6 million, reducing the goodwill attributable to this business unit to $0 as of September 30, 2004.

     The Company also recorded impairment charges, during the three months ended September 30, 2004, of $0.4 million and $0.3 million at CMRS and Corporate, respectively, because the estimated fair value of certain depreciable assets exceeded their carrying value.

     Goodwill related to DMS of $1.6 million was written off, reducing the balance to $0, during the three months ended June 30, 2004 and is included in income (loss) from discontinued operations for the six months ended September 30, 2004. DMS was sold on September 17, 2004. During the first quarter of fiscal year 2005, the Company did not anticipate its ability to recover goodwill. Subsequently, in September 2004, the Company sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on sale in the second quarter of fiscal year 2005. See Note 8.

     Changes in the carrying amount of goodwill, including the effect of impairment charges through September 30, 2004, were as follows:

	CMS	CHR	DMS	International	CMRS	Consolidated
Balance as of March 31, 2004	$20,210	$36,132	$1,609	$24,153	$2,639	$84,743
Impairment	—	—	(1,609)	—	(2,639)	(4,248)

Balance as of September 30, 2004	$20,210	$36,132	$—	$24,153	$—	$80,495

     The unaudited condensed consolidated financial statements for the six months ended September 30, 2003 include an impairment charge of $28.0 million in income (loss) from discontinued operations related to Japan Billboard. For a discussion of impairment charges related to Japan Billboard, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Note 8. Discontinued Operations

     In November 2003, the Company announced its intent to divest DMS, CMRS and Japan Billboard, which were deemed not to be strategically aligned with the Company’s current core competencies.

     On August 31, 2004, the Company sold the stock of Japan Billboard for 100 Japanese yen to an employee of the Company who was acting as the local General Manager of Japan Billboard until the date of the sale. The transaction was effective as of July 31, 2004. Upon closing of the sale, the Company retained certain liabilities, the amounts of which are expected to be settled during fiscal year 2005. Although the loss on disposition could be revised as a result of a change to these retained liabilities, the Company does not expect a material change to the amount reported as of September 30, 2004.

     Discontinued operations information relating to Japan Billboard is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$3,732	$3,559	$6,653	$7,327

Operating loss	$(26)	$(27,814)	$(181)	$(28,132)

Loss before income tax benefit	$(53)	$(27,873)	$(233)	$(28,243)
Income tax benefit	—	(2)	—	(4)

Loss from operations	(53)	(27,871)	(233)	(28,239)
Loss on disposition of Japan Billboard, before income tax benefit	(358)	—	(358)	—
Income tax benefit	—	—	—	—

Loss on disposition of Japan Billboard	(358)	—	(358)	—

Loss from Japan Billboard discontinued operations	$(411)	$(27,871)	$(591)	$(28,239)

     On September 17, 2004, the Company sold DMS and received cash proceeds of $5.0 million. The sale is subject to a final purchase price adjustment based upon the book value of the net assets sold as of September 17, 2004. The Company expects to finalize this adjustment during fiscal year 2005. Although the gain on disposition could be revised accordingly, the Company does not expect a material change to the amount reported as of September 30, 2004.

     Discontinued operations information relating to DMS is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$4,093	$10,845	$10,030	$22,657

Operating income (loss)	$521	$374	$(1,442)	$180

Income (loss) before income tax provision	$521	$376	$(1,442)	$182
Income tax provision	208	153	65	74

Income (loss) from operations	313	223	(1,507)	108
Gain on disposition of DMS, before income tax provision	3,832	—	3,832	—
Income tax provision	191	—	191	—

Gain on disposition of DMS	3,641	—	3,641	—

Income from DMS discontinued operations	$3,954	$223	$2,134	$108

     Combined discontinued operations information for Japan Billboard and DMS is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$7,825	$14,404	$16,683	$29,984

Operating income (loss)	$495	$(27,440)	$(1,623)	$(27,952)

Income (loss) from discontinued operations before income tax provision	$468	$(27,497)	$(1,675)	$(28,061)
Income tax provision	208	151	65	70

Income (loss) from operations of discontinued businesses	260	(27,648)	(1,740)	(28,131)
Gain on dispositions of discontinued operations, net, before income tax provision	3,474	—	3,474	—
Income tax provision	191	—	191	—

Gain on dispositions of discontinued operations, net	3,283	—	3,283	—

Income (loss) from discontinued operations	$3,543	$(27,648)	$1,543	$(28,131)

Note 9. The August 2004 Credit Facility

     On August 27, 2004, the Company entered into a new, five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”). The Credit Facility provides available borrowings of up to $125.0 million, but has a feature that allows the Company to increase the revolving credit line to up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese Yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit, and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the Credit Facility, of $10.0 million. The Credit Facility is to be used for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, capital expenditures and acquisitions, as such terms are defined in the Credit Facility.

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

     Financing fees paid through September 30, 2004 in conjunction with the August 2004 Credit Facility were $0.6 million. These fees will be amortized as interest expense over the term of the Credit Facility.

     In accordance with the terms of the Credit Facility, the Company provides customary, ongoing representations, warranties and covenants, and is subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets, and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within the applicable cure period, violation of covenants, or a change in control of the Company. The Company was in compliance with all Credit Facility covenants as of September 30, 2004.

     The Company repaid amounts outstanding under the prior Japan credit facility with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed for payment on the prior Japan credit facility was approximately $31.8 million.

     In addition, the Company borrowed $30.0 million on the Credit Facility on September 1, 2004, and used the proceeds to replenish the cash used to purchase the corporate headquarters facility. See Note 10. Since the Company’s consolidated accounts previously included the accounts of the lessor, the purchase of the building resulted in the refinancing of debt and purchase of the lessor’s equity interest.

     There was $61.8 million outstanding under the Credit Facility as of September 30, 2004.

Note 10. Purchase of Headquarters Facility and Termination of Related Lease Agreement

     Prior to August 25, 2004, the Company leased its corporate headquarters, in St. Petersburg, Florida, from a variable interest entity (“VIE”) that was created in fiscal year 2001 and was partially funded by a third-party financial institution. The Company accounted for the VIE in accordance with FASB’s Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” Because the Company was the primary beneficiary, the Company had been consolidating the accounts of the VIE.

     On August 25, 2004, the Company purchased the corporate headquarters facility for $30.5 million. The lease, which was scheduled to expire in October 2005, was terminated in conjunction with the purchase. The accounts of the VIE, which included long-term debt of $29.6 million and equity of $0.9 million to fund the facility, were liquidated upon the sale of the facility to the Company and, as such, are no longer consolidated. The Company also paid certain fees to acquire the facility, such as state transfer taxes, which were expensed during the three months ended September 30, 2004.

Note 11. Share Repurchase Authorization and Share Repurchases

     On September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of

Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility (“Prior Facility”). The Prior Facility was replaced on August 27, 2004 by the Credit Facility, and the current Credit Facility no longer restricts the Company from repurchases of its common stock.

     During the six months ended September 30, 2003, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. There were no repurchases of common stock made by the Company during the six months ended September 30, 2004.

Note 12. Cash Dividend

     On September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend of $0.30 per share to common stockholders of record as of September 15, 2004. The dividend liability was funded on September 30, 2004 for payment to stockholders on October 1, 2004, and resulted in cash payments to stockholders of approximately $15.6 million.

Note 13. Offer to Purchase Shares of Catalina Health Resource

     On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of Catalina Health Resource, (“CHR”), a subsidiary in which the Company owns approximately 95% of the outstanding shares, that it will make a tender offer to purchase the shares of CHR not held by the Company. The tender offer period will begin on January 3, 2005 and close on March 31, 2005. Payment for shares tendered under the offer will be made on or before April 15, 2005. Generally, CHR stockholders that have owned their shares for a period of at least six months and one day prior to the day the shares are purchased by the Company are eligible to tender their shares under this offer. The Company has determined that it will pay $12.50 per share for those shares tendered in accordance with the terms of the offer. There were 279,786 shares of CHR outstanding as of September 30, 2004. Accordingly, the Company estimates a maximum cash outflow of $3.5 million will be paid to CHR stockholders during the period from January 3, 2005 through April 15, 2005.

Note 14. Subsequent Event

     A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. We subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that our electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. We appealed the case to the state’s supreme court and, in May 2004, the state’s supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company. In October 2004, the state’s supreme court affirmed the decision of the tax tribunal. As a result, the Company will reverse a liability related to the sales tax assessment of approximately $4.4 million, which is the amount recognized in prior periods, into income during the third quarter of fiscal year 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables include the revenues and operating income (loss) for each of the Company’s reportable segments included in continuing operations for the three and six months ended September 30, 2004 compared with the three and six months ended September 30, 2003. Net income is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include Japan Billboard and DMS through the date each entity was divested. See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q. The accounts of our foreign subsidiaries are included for the three and six months ended June 30, which is the end of their second fiscal quarter.

     In general, we expect our revenues to be higher during periods of increased promotional activity by manufacturers. The pattern of promotion distribution is irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions, seasonal product advertising and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. The seasonality of our international operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be affected by the difference in fiscal years. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, the timing of growth of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period. See Note 6 to the unaudited condensed consolidated financial statements included herein, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for additional segment information. Results of operations are discussed for each of our significant operating segments. Dollars are in thousands in the following tables.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Catalina Marketing Services	$66,070	$71,427	$129,472	$131,026
CHR	19,180	19,148	37,046	33,614
International	16,892	13,633	31,138	22,744
CMRS	1,345	3,354	2,727	7,121
Corporate	1,059	1,099	1,825	1,569
Eliminations	(829)	(985)	(1,707)	(1,766)

Total Revenues	$103,717	$107,676	$200,501	$194,308

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating income (loss)
Catalina Marketing Services	$31,796	$31,715	$58,987	$53,288
CHR	4,663	3,585	6,471	229
International	4,439	2,760	7,193	2,306
CMRS	(3,559)	159	(4,293)	621
Corporate	(9,662)	(9,006)	(20,178)	(18,735)

Total operating income	$27,677	$29,213	$48,180	$37,709

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)
Catalina Marketing Services	$18,896	$18,870	$35,029	$31,706
CHR	2,774	2,133	3,848	136
International	2,073	1,083	2,874	(63)
CMRS	(2,117)	92	(2,554)	367
Corporate	(4,890)	(5,641)	(9,535)	(10,093)
Net income from continuing operations	16,736	16,537	29,662	22,053
Discontinued operations	3,543	(27,648)	1,543	(28,131)
Cumulative effect of accounting change	—	—	—	(770)

Net income (loss)	$20,279	$(11,111)	$31,205	$(6,848)

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Consolidated Results of Operations

     Consolidated revenues decreased to $103.7 million for the three months ended September 30, 2004 compared with consolidated revenues of $107.7 million for the three months ended September 30, 2003. Consolidated operating income was $27.7 million for the three months ended September 30, 2004 compared with operating income of $29.2 million for the three months ended September 30, 2003. Net income for the three months ended September 30, 2004 was $20.3 million, compared with a net loss of $11.1 million for the three months ended September 30, 2003. Operating results from continuing operations for the three months ended September 30, 2004 include impairment charges of $3.3 million. See Note 7 to the unaudited condensed consolidated financial statements for a discussion of the impairment charges. See Segment Results below for a discussion of the comparative period changes.

     Interest expense decreased by $0.4 million to $0.2 million for the three months ended September 30, 2004 compared with interest expense of $0.6 million for the three months ended September 30, 2003. The decrease is primarily attributable to a refund of interest expense previously paid on the indebtedness related to the Company’s corporate headquarters facility.

     The consolidated provision for income taxes for the three months ended September 30, 2004 of $11.1 million decreased to 39.8% of income from continuing operations before income taxes compared with the consolidated provision for income taxes for the three months ended September 30, 2003 of $12.5 million, or 43.0% of income from continuing operations before income taxes. The Company’s effective tax rate for the three months ended September 30, 2004 was lower than the effective tax rate for the three months ended September 30, 2003 primarily due to a shift in the mix of income to jurisdictions with lower tax rates and due to a decrease in losses which were not eligible for a tax benefit in the prior year.

Continuing Operations - Segment Results

Catalina Marketing Services

     Revenues for Catalina Marketing Services decreased by $5.3 million to $66.1 million for the three months ended September 30, 2004, compared with revenues of $71.4 million for the three months ended September 30, 2003. CMS revenues were affected by the first full quarter impact of the significant pull back from a large manufacturer client. In addition, a decrease of approximately $2.1 million was attributable to a decline in loyalty card revenues primarily due to the sale of the loyalty card business on March 31, 2004. The decline in revenues from these factors was partially offset by an approximate $1.0 million increase from the volume of paid promotions printed, which includes additional volume generated from the sale of a new product during the second quarter of fiscal year 2005.

     Operating income for CMS increased by $0.1 million to $31.8 million for the three months ended September 30, 2004, compared with $31.7 million for the three months ended September 30, 2003. Although revenues declined, operating income was relatively unchanged for the second quarter of fiscal year 2005 as compared with the second quarter of fiscal year 2004 primarily due to a $2.2 million reduction in costs allocated from Corporate, lower loyalty card business related costs and lower sales force and executive administrative costs, primarily resulting from lower headcount.

     Net income for Catalina Marketing Services was unchanged at $18.9 million for both the three months ended September 30, 2004 and the three months ended September 30, 2003.

CHR

     Revenues for CHR were relatively unchanged at $19.2 million for the three months ended September 30, 2004 compared with revenues of $19.1 for the three months ended September 30, 2003, as increases from volume and price were offset by the effect of a fiscal year 2004 non-comparable item. Revenues increased by $4.4 million for the three months ended September 30, 2004 as a result of increases in unit volume and the favorable effect of a shift in mix to higher-priced programs, but the decrease was offset primarily by the effect of $4.0 million in revenues deferred from a prior period which were recognized during the three month period ended September 30, 2003.

     Operating income for CHR increased to $4.7 million for the three months ended September 30, 2004, compared with an operating income of $3.6 million for the three months ended September 30, 2003. The increase in operating income was primarily due to reductions in personnel and associated costs, which were the result of the Company’s restructuring efforts at CHR that began during fiscal year 2004 and continued through the second quarter of fiscal year 2005.

     Net income for CHR for the three months ended September 30, 2004 increased to $2.8 million, compared with net income of $2.1 million for the three months ended September 30, 2003, primarily due to the factors affecting operating results discussed above.

International

     Revenues for International increased by $3.3 million to $16.9 million for the three months ended September 30, 2004, compared with revenues of $13.6 million for the three months ended September 30, 2003. The increase in International revenues was primarily due to increased manufacturer promotions printed in Japan and France, increased revenues from retailer promotions and a favorable effect from movements in foreign currency exchange rates.

     International recognized operating income of $4.4 million for the three months ended September 30, 2004, compared with operating income of $2.8 million for the three months ended September 30, 2003. The improvement in operating income was primarily attributable to revenue growth, partially offset by volume-related direct costs, increased sales personnel costs and charges for the disposal of obsolete store equipment.

     Net income for International for the three months ended September 30, 2004 increased to $2.1 million, compared with net income of $1.1 million for the three months ended September 30, 2003, primarily due to the factors affecting operating results, discussed above.

CMRS

     Revenues for CMRS were $1.3 million for the three months ended September 30, 2004, compared with revenues of $3.4 million for the three months ended September 30, 2003. In November 2003, we announced our intent to divest CMRS. Since that announcement, our revenues have declined, primarily due to the resignation of several key sales personnel, whom the Company does not intend to replace.

     Operating loss for CMRS was $3.6 for the three months ended September 30, 2004, compared with operating income of $0.2 million for the three months ended September 30, 2003. The operating loss for the three months ended September 30, 2004 includes an impairment charge of $3.0 million to write off the remaining balance of goodwill and to write down certain long-lived assets to estimated fair value. The goodwill was reduced to $0 based on the

Company’s estimate of the fair value of the CMRS business, which was based primarily on quotes from independent third parties. The fair value of long-lived assets, primarily computers, was based on the Company’s estimate of cash inflow from the sale of such assets in the used equipment market, less costs to sell. See Note 7 to the unaudited condensed consolidated financial statements for a discussion of the impairment charge. In addition to the effect of the impairment charge, operating results also declined due to the decrease in revenues, partially offset by decreased personnel costs.

     Primarily due to the factors affecting operating results, discussed above, CMRS recorded a net loss of $2.1 million for the three months ended September 30, 2004 compared with net income of $0.1 million for the three months ended September 30, 2003.

Corporate

     Corporate operating loss increased by $0.7 million for the three months ended September 30, 2004 compared with the three months ended September 30, 2003. Operating costs incurred by Corporate are allocated to the operating segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Operating costs before allocations incurred by Corporate for the three months ended September 30, 2004 decreased by $0.8 million compared with the three months ended September 30, 2003. However, the percent of operating costs allocated to the business segments was lower for the three months ended September 30, 2004 than the comparable period in the previous year. Accordingly, the Corporate segment reflects increased operating loss for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. Net loss for Corporate declined $0.7 million for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 primarily due to lower interest expense and a lower consolidated effective tax rate, which is reflected as a favorable adjustment to Corporate, for the three months ended September 30, 2004.

Discontinued Operations – Segment Results

DMS

     The Company sold DMS on September 17, 2004. As such, the results of operations for the periods in fiscal year 2005 and 2004 are reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Following is a discussion of the changes in revenues, operating income (loss) and net income (loss) for the quarter ended September 30, 2004 as compared with September 30, 2003. These results are included in Note 8.

     Revenues for DMS decreased by $6.7 million to $4.1 million for the three months ended September 30, 2004, compared with revenues of $10.8 million for the three months ended September 30, 2003. The decrease was primarily attributable to lower sample mailings as a result of a significant decrease in DMS’ sales personnel since the announcement in November 2003 of our intent to divest DMS, and due to fewer operating days in the second quarter of fiscal year 2005 as a result of the sale on September 17, 2004.

     Operating income for DMS was $0.5 million for the three months ended September 30, 2004 compared with operating income of $0.4 million for the three months ended September 30, 2003. Although revenues declined, operating results improved primarily due to a reduction in personnel costs.

     Net income for DMS was $4.0 million for the three months ended September 30, 2004, which includes a gain of $3.6 million, net of a tax provision of $0.2 million, recognized upon the sale of the business unit. Net income for DMS for the three months ended September 30, 2003 was $0.2 million.

Japan Billboard

     The Company sold Japan Billboard on August 31, 2004; however, the transaction was effective as of July 31, 2004. Historically, the Company has recognized the results of Japan Billboard, as well as International, on a three-month lag. For example, the Company’s fiscal year begins April 1st and ends on the following March 31st. The fiscal year of Japan Billboard begins on January 1st and ends on the following December 31st. As such, the results of the second quarter ended September 30 have historically included the results of Japan Billboard for the three months ended June 30. However, the Company has concluded that the sale of the Japan Billboard in August 2004 should not be deferred for financial reporting. As such, the effect of the sale is included in the results of the second quarter ended September 30, 2004. The accompanying unaudited condensed consolidated statements of operations include the results of Japan Billboard through the month of July 2004. The results of July 2004 were included to eliminate the lag in financial reporting and did not have a significant effect on results of operations for the three and six month periods ended September 30, 2004.

     The results of operations for Japan Billboard for the periods in fiscal year 2005 and 2004 have been reported net of tax as income from discontinued operations. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Following is a discussion of the changes in revenues, operating income (loss) and net income (loss) for the second quarter of fiscal year 2005 as compared with the second quarter of fiscal year 2004. These results are included in Note 8.

     Revenues for Japan Billboard were relatively unchanged at $3.7 million for the second quarter of fiscal year 2005 compared with $3.6 million for the second quarter of fiscal year 2004.

     Operating loss for Japan Billboard was $0.1 million for the second quarter of fiscal year 2005 compared with an operating loss of $27.8 million for the second quarter of fiscal year 2004. The operating loss for the second quarter of fiscal year 2004 includes an impairment charge of $28.0 million to reduce goodwill. Excluding the impairment charge, operating income at Japan Billboard was $0.2 million for the second quarter of fiscal year 2004. Operating results declined during the second quarter of fiscal year 2005 primarily due to increased costs to dispose of certain billboards.

     Net loss for Japan Billboard was $0.4 million for the second quarter of fiscal year 2005, which includes a loss of $0.4 million, net of a tax benefit of $0, recognized upon the sale of the business unit. Net loss for Japan Billboard for the second quarter of fiscal year 2004 was $27.9 million, which includes the $28.0 million goodwill impairment charge.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the second quarter of fiscal year 2005 were $103.7 million, which includes $16.9 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the second quarter of fiscal year 2005. Accordingly, revenues in United States dollars for our foreign operations would have been 7.2% lower for the period if translated using the weighted average currency translation rates for the comparable period in fiscal year 2004.

Six Months Ended September 30, 2004 Compared with the Six Months Ended September 30, 2003

Consolidated Results of Operations

     Consolidated revenues increased to $200.5 million for the six months ended September 30, 2004, compared with consolidated revenues of $194.3 million for the six months ended September 30, 2003. Consolidated operating income from continuing operations was $48.2 million for the six months ended September 30, 2004 compared with operating income of $37.7 million for the six months ended September 30, 2003. Net income for the six months ended September 30, 2004 was $31.2 million, compared with a net loss of $6.8 million for the six months ended September 30, 2003. Operating results from continuing operations for the six months ended September 30, 2004 include impairment charges of $3.3 million. See Note 7 to the unaudited condensed consolidated financial statements for a discussion of the impairment charges.

     The consolidated provision for income taxes for the six months ended September 30, 2004 of $18.3 million decreased to 38.1% of income from continuing operations before income taxes, compared with the consolidated provision for income taxes for the six months ended September 30, 2003 of $15.7 million, or 41.6% of income from continuing operations before income taxes. The Company’s effective tax rate for the six months ended September 30, 2004 was lower than the effective tax rate for the six months ended September 30, 2003 primarily due to a shift in the mix of income to jurisdictions with lower tax rates and due to a decrease in losses which were not eligible for a tax benefit in the prior year.

Continuing Operations - Segment Results

Catalina Marketing Services

     Revenues for CMS decreased by $1.5 million to $129.5 million for the six months ended September 30, 2004, compared with revenues of $131.0 million for the six months ended September 30, 2003. The decrease was primarily attributable to a $10.3 million decline in revenues from a significant customer and a $2.9 million decline in loyalty card revenues primarily due to the sale of the loyalty card business on March 31, 2004. These declines in revenues were almost completely offset by increased volume of printed promotions.

     Operating income for CMS increased by $5.7 million to $59.0 million for the six months ended September 30, 2004, compared with $53.3 million for the six months ended September 30, 2003. Although revenues declined, operating income improved for the first six months of fiscal year 2005 as compared with the first six months of fiscal year 2004 primarily due to a $4.1 million reduction in costs allocated from Corporate, lower sales force and executive administrative costs, primarily resulting from lower headcount, and lower loyalty card business related costs.

     Net income for CMS increased by $3.3 million to $35.0 million for the six months ended September 30, 2004, compared with a net income of $31.7 million for the six months ended September 30, 2003. This increase in net income was primarily due to the factors affecting operating income, discussed above.

CHR

     Revenues for CHR increased $3.4 million to $37.0 million for the six months ended September 30, 2004, compared with revenues of $33.6 million for the six months ended September 30, 2003. Revenues increased by $9.3 million for the six months ended September 30, 2004 primarily as a result of a shift in the mix of programs sold to higher-priced programs, partially offset by the effect of $5.0 million of previously deferred revenues recognized during the comparable six month period ended September 30, 2003.

     Operating income for CHR increased to $6.5 million for the six months ended September 30, 2004, compared with $0.2 million for the six months ended September 30, 2003. The improvement in operating results was primarily due to increased revenues, lower retailer fees and lower administrative personnel and associated costs, partially offset by increased sales commission expenses. In addition, the prior year’s results included higher costs for relocation and severance related to the restructuring at CHR.

     Net income for CHR for the six months ended September 30, 2004 increased to $3.9 million, compared with net income of $0.1 million for the six months ended September 30, 2003, primarily due to the factors affecting operating income discussed above.

International

     Revenues for International increased by $8.4 million to $31.1 million for the six months ended September 30, 2004, compared with revenues of $22.7 million for the six months ended September 30, 2003. The increase in International revenues is primarily due to growth in France, Japan and the U.K. and the favorable effect of foreign currency movements.

     Operating income for International was $7.2 million for the six months ended September 30, 2004, compared with operating income of $2.3 million for the six months ended September 30, 2003. The improvement was primarily attributable to revenue growth, partially offset by increased volume-related direct costs, increased sales personnel costs and charges for the disposal of obsolete store equipment.

     Net income for International for the six months ended September 30, 2004 was $2.9 million, compared with a net loss of $0.1 million for the six months ended September 30, 2003. The change in net income was primarily due to the factors affecting operating results, discussed above.

CMRS

     Revenues for CMRS were $2.7 million for the six months ended September 30, 2004, compared with revenues of $7.1 million for the six months ended September 30, 2003. In November 2003, we announced our intent to divest CMRS. Since that announcement, our revenues have declined, primarily due to the resignation of several key sales personnel, whom the Company does not plan to replace.

     Operating loss for CMRS was $4.3 million for the six months ended September 30, 2004, compared with operating income of $0.6 million for the six months ended September 30, 2003. Net loss for CMRS was $2.6 million for the six months ended September 30, 2004, compared with net income of $0.4 million for the six months ended September 30, 2003. Operating results declined due to the factors discussed above for the second quarter results.

Corporate

     Corporate operating loss increased by $1.4 million for the six months ended September 30, 2004 compared with the six months ended September 30, 2003. Operating costs incurred by Corporate are allocated to the operating segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Operating costs before allocations incurred by Corporate for the six months ended September 30, 2004 decreased by $1.1 million compared with the six months ended September 30, 2003. However, the percent of operating costs allocated to the business segments was lower for the six months ended September 30, 2004 than the comparable period in the previous year. Although operating loss increased, net loss for Corporate decreased by $0.6 million for the six months ended September 30, 2004 compared with the six months ended September 30, 2003, primarily due to lower interest expense and a lower consolidated effective tax rate, which is reflected as a favorable adjustment to Corporate, for the six months ended September 30, 2004.

Discontinued Operations – Segment Results

DMS

     The Company sold DMS on September 17, 2004. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Following is a discussion of the changes in revenues, operating income (loss) and net income (loss) for the six months ended September 30, 2004 as compared with the six months ended September 30, 2003. These results are included in Note 8.

     Revenues for DMS decreased by $12.7 million to $10.0 million for the six months ended September 30, 2004, compared with revenues of $22.7 million for the six months ended September 30, 2003. The decrease was primarily attributable to lower sample mailings as a result of a significant decrease in DMS’ sales personnel since the announcement in November 2003 of our intent to divest DMS and, to a lesser degree, due to fewer operating days in the first six months of fiscal year 2005 as a result of the sale on September 17, 2004.

     Operating loss for DMS was $1.4 million for the six months ended September 30, 2004 compared with operating income of $0.2 million for the six months ended September 30, 2003. The decline in operating results was primarily due to the decrease in revenues, partially offset by lower direct operating and personnel costs. In addition, the results of the first quarter of fiscal year 2005 include an impairment charge of $1.6 million to reduce goodwill associated with DMS to estimated fair value.

     Net income for DMS was $2.1 million for the six months ended September 30, 2004, which includes a gain of $3.6 million, net of a tax provision of $0.2 million, recognized upon the sale of the business unit. Net income for DMS for the six months ended September 30, 2003 was $0.1 million.

Japan Billboard

     The Company sold Japan Billboard on August 31, 2004; however, the transaction was effective as of July 31, 2004. The results of operations for the periods in fiscal years 2005 and 2004 have been reported net of tax as Income (loss) from discontinued operations. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Following is a discussion of the changes in revenues, operating income (loss)

and net income (loss) for the first six months of fiscal year 2005 as compared with the first six months of fiscal year 2004. These results are included in Note 8.

     Revenues for Japan Billboard were $6.7 million for the first six months of fiscal year 2005 compared with $7.3 million for the first six months of fiscal year 2004. Revenues at this business unit continued to decline as a result of the effect of the Voluntary Global Tobacco Marketing Initiative; see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a more detailed description of the initiative.

     Operating loss for Japan Billboard was $0.2 million for the first six months of fiscal year 2005 compared with an operating loss of $28.1 million for the first six months of fiscal year 2004. The operating loss for the first six months of fiscal year 2004 includes an impairment charge of $28.0 million to reduce goodwill. Excluding the impairment charge, operating loss for Japan Billboard was $0.1 million for the first six months fiscal year 2004. Operating results declined somewhat during the first six months of fiscal year 2005 primarily due to the reduction in revenues, partially offset by direct costs.

     Net loss for Japan Billboard was $0.6 million for the first six months of fiscal year 2005, which includes a loss of $0.4 million, net of a tax benefit of $0, recognized upon the sale of the business unit. Net loss for Japan Billboard for the first six months of fiscal year 2004 was $28.2 million, which includes the $28.0 million goodwill impairment charge.

Foreign Currency Translation and Its Effect on Revenues

     Consolidated revenues for the six months ended September 30, 2004 were $200.5 million, which includes $31.1 million in revenues from foreign operations.

     The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the six months ended September 30, 2004. Accordingly, revenues in United States dollars for our foreign operations would have been 10.2% lower for the period if translated using the weighted average currency translation rates for the comparable period in fiscal year 2004.

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

     Our primary liquidity requirements are to fund working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations for the six months ended September 30, 2004 and through the current date were sufficient to meet our liquidity needs. We believe that cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

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

Cash Flow Analysis

     Net cash provided by operating activities was $42.5 million for the six months ended September 30, 2004 compared with $54.4 million for the six months ended September 30, 2003. The decrease in net cash provided by operating activities for the six months ended September 30, 2004 is primarily due to an increase in net income, entirely offset by a use of cash for working capital. This use of cash for working capital for the first half of fiscal year 2005 was primarily related to an increase in accounts receivable and a decrease in accrued expenses. Accounts receivable increased primarily due to the timing of customer billings and collections. Accrued expenses decreased primarily due to the timing of payroll-related payments, including sales commissions, and a decrease in accrued professional fees. Following is a summary of the cash flows from operating activities for the six months ended September 30, 2004 and 2003 (in thousands):

	Six Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$31,205	$(6,848)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment charge	28,189	51,473
Other non-cash items	486	2,654
Changes in operating assets and liabilities:
Accounts receivable	(5,530)	12,475
Inventory, prepaid expenses and other assets	(1,470)	(476)
Accounts payable	(2,009)	(5,321)
Taxes payable	6,830	(1,205)
Accrued expenses	(13,532)	(4,761)
Deferred revenue	(1,699)	6,450

	$42,470	$54,441

     Net cash used in investing activities decreased to $2.1 million for the six months ended September 30, 2004 compared with $39.0 million for the six months ended September 30, 2003. Cash used in investing activities for the six months ended September 30, 2003 includes $22.9 million of an additional purchase price payment pursuant to an earnout provision established in prior years related to Japan Billboard. No similar payment was made in fiscal year 2005. In addition, capital expenditures have declined from $16.1 million for the six months ended September 30, 2003 to $6.2 million for the six months ended September 30, 2004. Capital expenditure levels vary during the year depending upon the timing and size of contracts entered into with retailers and the scheduling of store installations. Investing activities for the six months ended September 30, 2004 also includes cash inflow of $5.0 million for the sale of DMS on September 17, 2004.

     Net cash used in financing activities was $15.6 million for the six months ended September 30, 2004 compared with $7.2 million used in financing activities during the six months ended September 30, 2003. Cash used in financing activities for the six months ended September 30, 2004 included a cash dividend of $0.30 per share on common stock for a total payment of $15.6 million and a net repayment of debt of $0.2 million During the six months ended September 30, 2003, the Company repurchased common stock for $13.3 million. Net bank borrowings for the same period were $5.2 million.

     Cash and cash equivalents increased by $24.6 million to $97.3 million for the six months ended September 30, 2004.

Other Sources of Liquidity

     In addition to our cash flows generated from operations, bank borrowings provide additional sources of liquidity.

     The August 2004 Credit Facility. On August 27, 2004, the Company entered into a new, five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”). The Credit Facility provides available borrowings of up to $125.0 million, but has a feature that allows the Company to increase the revolving credit line to up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese Yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit, and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the agreement, of $10.0 million. The Credit Facility is to be used for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, capital expenditures and acquisitions, as such terms are defined in the Credit Facility.

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

     Financing fees paid through September 30, 2004 in conjunction with the August 2004 Credit Facility were $0.6 million. These fees will be amortized as interest expense over the term of the Credit Facility.

     In accordance with the terms of the Credit Facility, the Company provides customary, ongoing representations, warranties and covenants, and is subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets, and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within the applicable cure period, violation of covenants, or a change in control of the Company.

     The Company repaid certain short-term amounts outstanding under the Amended Japan Agreement with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed for payment on the Amended Japan Agreement was approximately $31.8 million.

     In addition, on August 25, 2004, the Company purchased its corporate headquarters facility located in St. Petersburg, Florida and terminated the related lease financing agreement that it had entered into in 1999. The purchase price of the building was $30.5 million and was paid by the Company in cash. The Company borrowed $30.0 million on the Credit Facility on September 1, 2004, and used the proceeds to replenish the cash used to purchase the building.

     The total amount outstanding under the August 2004 Credit Facility as of September 30, 2004 was $61.8 million.

     The Corporate Facility (the “Prior Facility”). The August 2004 Credit Facility replaced the Company’s previously existing $30.0 million revolving line of credit, or the Prior Facility. The balance outstanding under the Prior Facility as of September 30, 2003 was $11.0 million. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a discussion of the significant terms of the Prior Facility, including information regarding the extensions of the expiration date and financing fees paid in conjunction with the extensions. The Prior Facility was repaid in full on November 25, 2003 and no additional amounts were borrowed from that date through the date it was replaced by the August 2004 Credit Facility.

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

     The Japan Credit Facilities. The Japan Credit Facilities consisted of various credit agreements entered into by our Japan subsidiary and included the Amended Japan Agreement, which provided for a revolving credit facility up to 1.5 billion yen and a term credit facility of up to 2.0 billion yen. The Amended Japan Agreement was replaced in conjunction with the August 2004 Credit Facility. The Japan Credit Facilities also included installment loans, certain amounts of which were repaid in connection with the sale of the Japan Billboard business. Please refer to the Company’s Annual Report on form 10-K for fiscal year ended March 31, 2004 for a discussion of the significant changes to the Japan Credit Facilities during fiscal year 2004.

     The Lease Agreement. The lease agreement governed the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida, and was guaranteed by a lien on the building. The initial lease term was set to expire in October 2005. The facility was purchased for $30.5 million on August 25, 2004, and, as a result, the lease was terminated.

     Our unaudited condensed consolidated balance sheet as of March 31, 2004 includes the accounts of the variable interest entity which owned our headquarters facility in St. Petersburg, Florida, on that date.

Capital Requirements

     Our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, included the following table, which presents the summary of our contractual cash obligations and commitments as of March 31, 2004. Refer to the Form 10-K for a description of each of the obligations:

		Payments Due by Period
			Between	Between
		Before	April 1, 2005	April 1, 2007	After
	Total	March 31, 2005	and March 31, 2007	and March 31, 2009	March 31, 2009
Short-term borrowings	$37,778	$37,778	$—	$—	$—
Long-term debt	31,411	949	30,462	—	—
Postretirement medical benefit costs	1,270	89	216	258	707
Operating leases	23,837	5,147	8,714	6,840	3,136
Purchase obligations for in-store equipment	16,552	5,578	8,496	2,478	—

Total	$110,848	$49,541	$47,888	$9,576	$3,843

     The following table presents our contractual obligations as of September 30, 2004, and reflects the effect of the amounts borrowed under the August 2004 Credit Facility for the repayment of certain short-term amounts due under the Japan Credit Facilities and the financing of the purchase of our headquarters facility, revised amounts due for operating leases, and revised amounts due under purchase obligations for in-store equipment.

		Payments Due by Period
	Sept 30,		Between	Between
	2004	Before	April 1, 2005	April 1, 2007	After
	Total	March 31, 2005	and March 31, 2007	and March 31, 2009	March 31, 2009
Short-term borrowings	$2,863	$2,863	$—	$—	$—
Long-term debt	67,130	606	1,817	1,817	62,890
Postretirement medical benefit costs	1,270	89	216	258	707
Operating leases	19,155	2,374	8,189	6,078	2,514
CHR tender offer	3,497	3,497	—	—	—
Purchase obligations for in-store equipment	14,694	2,383	9,531	2,780	—

Total	$108,609	$11,812	$19,753	$10,933	$66,111

     On September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend to common stockholders of $0.30 per share. The dividend liability was funded on September 30, 2004 for payment to stockholders on October 1, 2004, and resulted in a use of cash of approximately $15.6 million.

     On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of Catalina Health Resource, (“CHR”), a subsidiary in which the Company owns approximately 95% of the outstanding shares, that it will make a tender offer to purchase the shares of CHR not held by the Company. The tender offer period will begin on January 3, 2005 and close on March 31, 2005. Payment for shares tendered under the offer will be made on or before April 15, 2005. Generally, CHR stockholders that have owned their shares for a period of at least six months and one day prior to the day the shares are purchased by the Company are eligible to tender their shares under this offer. The Company has determined that it will pay $12.50 per share for those shares tendered in accordance with the terms of the offer. There were 279,786 shares of CHR outstanding as of September 30, 2004. Accordingly, the Company estimates a maximum cash outflow of $3.5 million will be paid to CHR stockholders during the period from January 3, 2005 through April 15, 2005.

     Also on September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its Prior Facility. The Prior Facility was replaced on August 27, 2004, and the Credit Facility no longer restricts the Company from repurchases of its common stock. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance repurchases of its common stock. There were no repurchases of Company common stock during the six months ended September 30, 2004.

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

Sales Tax Assessment

     A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. We subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that our electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. We appealed the case to the state’s supreme court and, in May 2004, the state’s supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company. In October 2004, the state’s supreme court affirmed the decision of the tax tribunal. As a result, the Company will reverse a liability related to the sales tax assessment of approximately $4.4 million, which is the amount recognized in prior periods, into income during the third quarter of fiscal year 2005.

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

     Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls systems in order to allow management to report on the effectiveness of our internal control over financial reporting and our registered independent public accounting firm to attest to such report, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing (and implementing any necessary remediation) required in an effort to comply with the management report and public accounting firm attestation requirements and continue to incur additional expenses and devote significant management time towards completing actions required for management’s evaluation. The evaluation and attestation processes required by Section 404 are new and neither public companies nor public accounting firms have significant experience in testing or complying with these requirements.

     While we have developed and are implementing plans to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since, like other public companies, we and our registered independent public accounting firm are undergoing the process for the first time in a regulatory environment where the standards to assess adequacy of compliance are under development. We cannot assure you that there may not be significant deficiencies or material weaknesses that would be required to be reported as a result of the process.

     We have also been advised by our registered independent public accounting firm that if management is unable to timely complete actions required for management’s evaluation according to reasonable timetable, it may not be able to complete its assessment of our internal control over financial reporting and attest to management’s report, which development may subject us to regulatory investigations and sanctions and lead to a loss of confidence is our internal control over financial reporting. Any such action could adversely affect our financial results and the market price of our common stock.

Part II - Other Information

Item 1. Legal Proceedings

     In May 2002, the Company was sued by Expanse Networks, Inc. (“Expanse”) for patent infringement in the United States District Court for the Eastern District of Pennsylvania. Expanse alleged that the Company infringed two Expanse patents directed to certain specific computer implemented methods for mathematically processing consumer purchase history data to generate and then use a consumer profile. This matter was settled in October 2004 with no material adverse effect on the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (c) Issuer Repurchases of Equity Securities.

The following table sets forth information relating to the Company’s purchase of its equity securities during the three months ended September 30, 2004:

	(a)	(b)	(c)	(d)
Maximum Number (or
			Total Number of	approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of	Average Price Paid	of Publicly	Yet Be Purchased
	Shares (or Units)	per Share	Announced Plans or	Under the Plans or
Period (Month of)	Purchased	(or Unit)	Programs	Programs(1)
(in thousands)
Fiscal 2005
July 2004	—	NA	NA	$43,993
August 2004	—	NA	NA	$43,993
September 2004	—	NA	NA	$100,000

     (1) In July 2001, we publicly announced authorization from the Company’s Board of Directors to repurchase up to $75.0 million of the Company’s outstanding common stock. In July 2002, we announced that our Board of Directors had authorized $100.0 million for the repurchase of the Company’s outstanding common stock, which amount included $14.3 million remaining from the Board of Directors’ prior authorization in July 2001 and an additional authorization of $85.7 million. On September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility until that facility was replaced on August 27, 2004 with the August 2004 Credit Facility, after which time the Company was no longer restricted from repurchases of its common stock pursuant to the terms of the Credit Facility. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance repurchases of its common stock. There were no repurchases of Company common stock during the six months ended September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of shareholders on August 19, 2004.

(b) The following directors were elected at the annual meeting:

Peter T. Tattle
Edward S. (Ned) Dunn, Jr.
Eugene P. Beard

The name of each other director whose term of office as a director continued after the meeting is as follows:

Frederick W. Beinecke
L. Dick Buell
Evelyn V. Follit

(c) Shareholders voted at the annual meeting, either in person or by proxy, on the five proposals presented in the Company’s definitive proxy statement. The results of the votes follow:

     Proposal One: Election of two Class I and one Class III directors -

Nominee	Class	Votes For	Votes Withheld
Peter T. Tattle	I	47,893,839	541,275
Edward S. (Ned) Dunn, Jr.	I	47,792,540	642,574
Eugene P. Beard	III	47,916,433	518,681

     Proposal Two: Approve an amendment to the Company’s 1999 Stock Award Plan to provide for the award of restricted stock and performance units to employees, directors and consultants of the Company -

For	Against	Abstain	Broker Non-votes
39,402,846	2,306,707	726,710	5,998,851

     Proposal Three: Approve an amendment to the 1999 Stock Award Plan, which will permit the Company to grant options to the employees of non-corporate subsidiaries of the Company in addition to corporate subsidiaries -

For	Against	Abstain	Broker Non-votes
40,345,687	1,781,463	309,113	5,998,851

     Proposal Four: Approve the adoption of the Company’s 2004 Employee Payroll Deduction Purchase Plan -

For	Against	Abstain	Broker Non-votes
41,938,599	197,582	300,082	5,998,851

     Proposal Five: Ratify and approve the Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, for fiscal year 2005 -

For	Against	Abstain	Broker Non-votes
48,352,179	51,536	31,399	—

Item 6. Exhibits

(a) Exhibits. See Exhibit index on page 35 of this Quarterly Report on Form 10-Q

CATALINA MARKETING CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

November 9, 2004	CATALINA MARKETING CORPORATION

(Registrant)

/s/ Christopher W. Wolf

Christopher W. Wolf Executive Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial officer)

Exhibit
No.	Description of Exhibit
10.1	Credit Agreement with Bank One

10.2	Property Purchase and Termination Agreement

10.3	The Amended and Restated 1999 Stock Award Plan. Incorporated by reference to Appendix I to our Notice of Annual Meeting filed on Schedule 14a with the Securities and Exchange Commission on July 23, 2004.

10.4	The 2004 Employee Payroll Deduction Stock Purchase Plan. Incorporated by reference to Appendix II to our Notice of Annual Meeting filed on Schedule 14a with the Securities and Exchange Commission on July 23, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002