Form 10-Q
period 2004-12-31
CATALINA MARKETING CORP/DE
filed 2005-02-09
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 1-11008

CATALINA MARKETING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0499007
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

200 Carillon Parkway, St. Petersburg, Florida	33716-2325
(Address of Principal Executive Offices)	(Zip Code)

(727) 579-5000

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At January 31, 2005, the Registrant had outstanding 52,313,155 shares of Common Stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2004 and 2003	4

		Unaudited Condensed Consolidated Balance Sheets at December 31, 2004 and March 31, 2004	5

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended December 31, 2004	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2003	7

		Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

	Item 4.	Controls and Procedures	32

Part II.	Other Information

	Item 1.	Legal Proceedings	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 6.	Exhibits	35

Signatures			36

Exhibit Index

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I. Financial Information

SPECIAL NOTE

References to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries, unless the context specifically states or implies otherwise.

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$100,319	$101,885	$298,093	$289,072

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	26,200	32,479	92,003	99,725
Selling, general and administrative	31,365	31,676	88,705	92,479
Depreciation and amortization	10,202	11,168	32,360	33,504

Total costs and expenses	67,767	75,323	213,068	225,708

Income from operations	32,552	26,562	85,025	63,364

Interest (expense)	(386)	(1,203)	(1,123)	(2,289)
Other income, net	641	636	1,111	1,761

Income from continuing operations before income taxes	32,807	25,995	85,013	62,836
Provision for income taxes	12,404	10,849	32,394	26,177

Income from continuing operations	20,403	15,146	52,619	36,659
Discontinued operations:
Income (loss) from discontinued operations	292	(18,795)	(4,002)	(46,386)
Gain (loss) on dispositions, net	(1,724)	—	1,559	—

Loss from discontinued operations	(1,432)	(18,795)	(2,443)	(46,386)
Cumulative effect of accounting change	—	—	—	(770)

Net income (loss)	$18,971	$(3,649)	$50,176	$(10,497)

Basic:
Income per common share from continuing operations	$0.39	$0.29	$1.01	$0.71
Loss from discontinued operations	(0.03)	(0.36)	(0.05)	(0.89)
Cumulative effect of accounting change	—	—	—	(0.02)

Net income (loss) per common share	$0.36	$(0.07)	$0.96	$(0.20)

Weighted average common shares outstanding	52,300	52,229	52,266	52,328

Diluted:
Income per common share from continuing operations	$0.39	$0.29	$1.01	$0.71
Loss from discontinued operations	(0.03)	(0.36)	(0.05)	(0.89)
Cumulative effect of accounting change	—	—	—	(0.02)

Net income (loss) per common share	$0.36	$(0.07)	$0.96	$(0.20)

Weighted average common shares outstanding	52,720	52,229	52,334	52,328
Cash dividends declared per share	$—	$—	$0.30	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$119,437	$72,704
Accounts receivable, net	55,441	56,963
Inventory	5,133	5,836
Deferred tax asset	6,610	8,536
Prepaid expenses and other current assets	10,083	14,958

Total current assets	196,704	158,997
Property and Equipment:
Property and equipment	364,903	381,999
Less: accumulated depreciation and amortization	(261,951)	(255,156)

Property and equipment, net	102,952	126,843
Goodwill	80,495	84,743
Patents, net	12,041	13,472
Other assets	2,197	2,754

Total assets	$394,389	$386,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,366	$15,372
Income taxes payable	4,268	3,127
Accrued expenses	50,275	65,778
Deferred revenue	26,508	35,730
Short-term borrowings	393	37,016

Total current liabilities	92,810	157,023
Long-term deferred tax liability	14,039	9,827
Long-term debt	61,804	29,908
Other long-term liabilities	3,622	4,475

Total liabilities	172,275	201,233
Commitments and contingencies
Minority interest	—	914
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 52,304,595 and 52,134,462 shares issued and outstanding at December 31, 2004 and March 31, 2004, respectively	523	521
Paid-in capital	5,412	2,485
Accumulated other comprehensive loss	(295)	(312)
Retained earnings	216,474	181,968

Total stockholders’ equity	222,114	184,662

Total liabilities and stockholders’ equity	$394,389	$386,809

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2004		52,134	$521	$2,485	$(312)	$181,968	$184,662
Proceeds from issuance of common stock		171	2	2,323	—	—	2,325
Increase in investment in subsidiary, net of tax		—	—	238	—	—	238
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	98	—	—	98
Deferred compensation plan common stock units and Directors’ common stock grants		—	—	251	—	—	251
Dividends on common stock ($0.30 per share)		—	—	17	—	(15,670)	(15,653)
Net income	$50,176	—	—	—	—	50,176	50,176
Foreign currency translation adjustment	17	—	—	—	17	—	17

Comprehensive income	$50,193

BALANCE AT DECEMBER 31, 2004		52,305	$523	$5,412	$(295)	$216,474	$222,114

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$50,176	$(10,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,167	33,840
Amortization	1,431	1,305
Impairment charges	4,907	49,626
Cumulative effect of accounting change	—	770
Gain on sales of businesses, net of losses	(1,559)	—
Loss on sales of equipment	1,793	780
Deferred income taxes	6,134	1,827
Other non-cash operating activities	1,134	1,917
Changes in operating assets and liabilities:
Accounts receivable	(2,416)	23,010
Inventory, prepaid expenses and other assets	2,310	(3)
Accounts payable	(3,117)	(8,341)
Taxes payable	1,626	(1,171)
Accrued expenses	(16,971)	(6,197)
Deferred revenue	(5,854)	(571)

Net cash provided by operating activities	71,761	86,295

Cash Flows from Investing Activities:
Capital expenditures	(12,933)	(21,600)
Business acquisition payments	—	(22,921)
Payment for minority interest – variable interest entity	(914)	—
Proceeds from the sale of businesses	5,350	—

Net cash used in investing activities	(8,497)	(44,521)

Cash Flows from Financing Activities:
Payments on the Prior Facility, net	—	(12,000)
Proceeds from the Corporate Facility	30,000	—
Payment on long-term debt – variable interest entity	(29,565)	—
Proceeds from Japan borrowings	33,831	9,851
Principal payments on Japan borrowings	(36,882)	(2,948)
Repurchases of Company common stock	—	(13,307)
Proceeds from issuance of common and subsidiary stock	2,556	1,495
Cash dividends paid	(15,653)	—
Financing fees paid	(714)	(867)

Net cash used in financing activities	(16,427)	(17,776)

Effect of exchange rate changes on cash and cash equivalents	(104)	(331)

Net change in cash and cash equivalents	46,733	23,667
Cash and cash equivalents at end of prior period	72,704	1,715

Cash and cash equivalents at end of current period	$119,437	$25,382

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, together with its subsidiaries (the “Company”), provides behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers, and retailers. The Company’s primary business initially was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, pharmacy counter mats, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and primarily uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of a customized communication to consumers during pharmacy prescription checkout transactions.

The Company is organized and managed by segments, which include the following operations, classified in the accompanying unaudited condensed consolidated statements of operations as continuing operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”), and the international operations, which includes services similar to those provided in the United States by CMS (“International”). The domestic operations of the Company include CMS and CHR. The international operations of the Company are organized and managed by country.

In November 2003, the Company announced its intent to divest Direct Marketing Services (“DMS”), Catalina Marketing Research Solutions (“CMRS”) and Japan Billboard, which were deemed not to be strategically aligned with the Company’s current core competencies. See further discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”) on July 15, 2004. DMS and Japan Billboard were sold during the second quarter of fiscal year 2005. CMRS was sold during the third quarter of fiscal year 2005. As such, these segments are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations, for all periods presented.

The Company previously reported the activities of Retail Services in the “Other” segment. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three and nine months ended December 31, 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

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

Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs, designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. See Note 8 for additional information related to these discontinued operations.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Basis of Presentation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of the financial position of the Company as of December 31, 2004, the results of its operations for the three and nine month periods ended December 31, 2004 and 2003, its cash flows for the nine months ended December 31, 2004 and 2003 and the results of its changes in stockholders’ equity for the nine month period ended December 31, 2004, have been included in these unaudited condensed consolidated financial statements.

The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending March 31, 2005.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In addition, the balance sheet at March 31, 2004 includes the accounts of a variable interest entity from which the Company leased its headquarters facility in St. Petersburg, Florida. The headquarters facility was purchased by the Company on August 25, 2004. See Note 10. The accounts of our foreign subsidiaries are included on a three month lag, (i.e., for the three and nine month periods ended September 30, 2004 and September 30, 2003), to facilitate the timing of the Company’s closing process.

Note 2. Stock Based Compensation

The Company applies the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Additionally, the Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 148 allows for the continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. If the Company had recognized compensation expense for these plans in accordance with SFAS No. 123, net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$18,971	$(3,649)	$50,176	$(10,497)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	54	75	184	187
Add (deduct) total stock based employee compensation income (expense) determined under fair value based method for all awards net of tax (1)	1,574	(1,677)	(6,945)	(6,498)

Pro forma net income (loss)	$20,599	$(5,251)	$43,415	$(16,808)

Basic earnings (loss) per common share:
As reported	$0.36	$(0.07)	$0.96	$(0.20)
Pro forma	$0.39	$(0.10)	$0.83	$(0.32)
Diluted earnings (loss) per common share:
As reported	$0.36	$(0.07)	$0.96	$(0.20)
Pro forma	$0.39	$(0.10)	$0.83	$(0.32)
(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	$26	$—	$26	$387

During the quarter ended December 31, 2004, the Company reversed $6.5 million, net of a tax benefit of $1.5 million, of previously reported pro forma stock compensation expense due to forfeitures, as well as revisions to the estimated timing for actual vesting for performance-based options as compared with the original period over which the Company believed the performance conditions would be met.

During the nine months ended December 31, 2003, certain of the Company’s executives left the Company and, as a result, all of their unexercised options were forfeited. The pro forma compensation expense for the three and nine months ended December 31, 2003 shown in the table above includes a reversal of previously reported pro forma compensation expense of $3.7 million, net of a tax benefit of $2.2 million, and $10.1 million, net of tax benefit of $6.0 million, respectively, related to these forfeited options.

During the nine months ended December 31, 2004, the Company issued options to purchase 3,644,403 shares of its common stock under its 1999 Stock Award Plan.

See Accounting Standards Not Yet Adopted in Note 3 for a discussion of new accounting standards applicable to stock-based compensation.

Note 3. New Accounting Standards

Accounting Standards Adopted During the Nine Months Ended December 31, 2004

Revised SFAS No. 132. In December 2003, the Financial Accounting Standards Board (the “FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” (“SFAS No. 132”). The intent of the FASB’s revision to SFAS No. 132 was to improve financial statement disclosures for defined benefit plans and was initiated in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular, SFAS No. 132 requires that companies provide more details in their interim financial reports about their net periodic pension expense and amounts expected to be paid to the plan during the current fiscal year.

In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and the Company does not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles and other limits as defined by the plan. Benefits paid during the three and nine months ended December 31, 2004 and 2003 were not material. The Company’s funding of the cost of healthcare benefits is at the discretion of management. A detail of net periodic expense for the three and nine months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Service cost	$—	$3	$—	$9
Interest cost	31	32	93	96
Amortization of unrecognized prior service costs	—	111	—	332

	$31	$146	$93	$437

The revision to SFAS No. 132 also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132 as they related to the Company’s postretirement healthcare plan have been provided in Note 15 to the Company’s Consolidated Financial Statements as filed in its Annual Report on Form 10-K for fiscal year ended March 31, 2004.

FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-2”), was issued in response to a new law regarding prescription drug benefits under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance related to the accounting for the effect of the subsidy on the Company’s postretirement health care plan at such time that a conclusion has been reached that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act, and accounting guidance for those circumstances in which the expected subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company has deferred recognition of the effects of the new law until such time as the actuarial equivalency and the effect of the subsidy can be determined. Accordingly, the net periodic expense shown above and reflected in the unaudited condensed consolidated financial statements does not consider any amount associated with the subsidy.

EITF 03-13. At its November 2004 meeting, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” This pronouncement provides guidance for (a) determining which cash flows should be considered when assessing whether the cash flows of the disposed component have been eliminated from the ongoing operations of the company and (b) determining the definition of “continuing involvement” for purposes of evaluating the appropriateness of the accounting for discontinued operations treatment pursuant to SFAS No. 144. The Company applied the guidance provided in EITF 03-13 in accounting for the sale of its discontinued CMRS business segment.

Accounting Standards Not Yet Adopted

SFAS No. 151. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its results of operations or financial condition.

SFAS No. 153. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial condition.

FASB Staff Position No. FAS. 109-1, “Application of FASB Statement No. 109 Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”).” Staff Position No. FAS 109-1, issued and effective in December 2004, provides guidance on the accounting for a special tax deduction created under the Act for qualified production activities. The Company’s business activities do not meet the criteria and do not qualify for the special tax deduction. Accordingly, the provisions of this accounting pronouncement are not applicable to the Company.

FASB Staff Position No. FAS. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This Staff Position, issued and effective in December 2004, allows additional time for the evaluation of the effect of the Act on plans for reinvesting or repatriating foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” Based upon its evaluation, the Company has determined that it will not utilize the Act’s special one-time dividend received deduction on the repatriation of certain foreign earnings, which is consistent with management’s decision that the earnings of foreign subsidiaries have been and will continue to be indefinitely reinvested in foreign operations. Accordingly, since no amounts have been recognized under the Act, there is no effect on income tax expense in the accompanying unaudited condensed consolidated financial statements.

SFAS No. 123R. In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). SFAS No. 123 established, as preferable, a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the continued application of the guidance in Opinion No. 25, as long as the notes to the financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected to record the effect of share-based payments in accordance with Opinion No. 25 and disclosed the effect of SFAS No. 123 in its notes to the financial statements. SFAS No. 123R now requires compensation cost relating to share-based payment transactions to be recognized in financial statements.

The cost of equity instruments will generally be measured based on the fair value of the instruments at the date of issue using an option-pricing model. Companies can adopt one of two transition methods for options issued prior to the effective date of SFAS No. 123R; either the “modified-prospective transition” or the “modified-retrospective transition.” Under the modified-prospective transition approach, companies recognize expense for stock options that were granted subsequent to the adoption of SFAS No. 123R and recognize expense for any unvested stock options that vest subsequent to the adoption of SFAS No. 123R. Under the modified-retrospective approach, companies will be allowed to show prior period financial statements as if SFAS No. 123R had been in effect for all of the years presented.

Because of differences between accounting for stock-based payments for financial reporting and income tax accounting purposes, tax deductions generally will arise in different amounts and in different periods from compensation cost recognized in financial statements, creating deferred tax provisions or benefits related to those differences.

SFAS No. 123R is effective for the Company as of July 1, 2005, its second quarter of fiscal year 2006. The Company has not determined the amount of compensation expense that will result from the adoption of SFAS No. 123R, but expects the amount to have a material effect on its results of operations.

Note 4. Net Income (Loss) Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	52,300	52,229	52,266	52,328
Dilutive effect of options outstanding	420	—	68	—

Diluted weighted average common shares outstanding	52,720	52,229	52,334	52,328

Due to the net loss for the three and nine months ended December 31, 2003, the assumed net exercise of stock options were excluded in their entirety for those periods as the effect would have been anti-dilutive.

The following table presents the number of excluded options and related exercise price ranges for each of the periods presented:

Period Presented	Number of Excluded Options	Price Range
Three months ended December 31, 2004	5,029,842	$26.31-$36.82
Three months ended December 31, 2003	5,138,839	$18.13-$36.82
Nine months ended December 31, 2004	5,029,842	$26.31-$36.82
Nine months ended December 31, 2003	5,145,799	$17.10-$36.82

Note 5. Comprehensive Income (Loss) (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$18,971	$(3,649)	$50,176	$(10,497)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	1,030	(778)	17	(997)

Comprehensive income (loss)	$20,001	$(4,427)	$50,193	$(11,494)

Note 6. Segment Information

The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed promotions to consumers for consumer packaged goods manufacturers and retail partners.

Catalina Health Resource	Provides point-of-sale printed direct-to-patient communications for pharmaceutical and consumer packaged goods manufacturers and retailers.

International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Germany and Japan.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

Discontinued operations	Includes Japan Billboard, DMS and CMRS

The Company previously reported the activities of Retail Services in the “Other” segment. Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by merging Retail Services into Manufacturer Services and renaming the segment Catalina Marketing Services, or CMS. The restructuring was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the restructuring, Retail Services is no longer reported as a separate business segment. Segment information for the three and nine months ended December 31, 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting. Segment information previously reported for Japan Billboard, DMS and CMRS is now reported as discontinued operations. See Note 8.

Financial information for each of the Company’s reportable segments is presented in the following tables (in thousands).

	Revenues from External Customers		Intersegment Revenues		Revenues from External Customers		Intersegment Revenues
	Three Months Ended December 31,				Nine Months Ended December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Segments:
Catalina Marketing Services	$65,499	$69,001	$—	$—	$194,967	$200,027	$4	$—
Catalina Health Resource	19,797	21,622	—	—	56,843	55,236	—	—
International	15,004	11,476	—	—	46,142	34,220	—	—

	100,300	102,099	—		297,952	289,483	4	—
Reconciliation of segments to consolidated amount:
Corporate	19	(214)	832	840	141	(411)	2,535	2,606
Eliminations	—	—	(832)	(840)	—	—	(2,539)	(2,606)

	$100,319	$101,885	$—	$—	$298,093	$289,072	$—	$—

	Net Income (Loss)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Segments:
Catalina Marketing Services	$18,190	$18,198	$53,219	$49,904
Catalina Health Resource	3,707	4,133	7,555	4,269
International	1,610	(652)	4,484	(715)

	23,507	21,679	65,258	53,458
Reconciliation of segments to consolidated amount:
Corporate	(3,104)	(6,533)	(12,639)	(16,799)
Discontinued operations	(1,432)	(18,795)	(2,443)	(46,386)
Cumulative effect of accounting change	—	—	—	(770)

Consolidated	$18,971	$(3,649)	$50,176	$(10,497)

	Total Assets
	December 31, 2004	March 31, 2004
Segments:
Catalina Marketing Services	$1,187,605	$1,514,933
Catalina Health Resource	57,360	68,284
International	103,605	98,040
Reconciliation of segments to consolidated amount:
Eliminations	(1,291,721)	(2,279,816)
Corporate	336,350	919,257

Total assets – continuing operations	393,199	320,698
Total assets – discontinued operations	1,190	66,111

Consolidated	$394,389	$386,809

Note 7. Impairment Charges and Goodwill

The accompanying unaudited condensed consolidated statements of operations include charges for the impairment of goodwill of $4.2 million in discontinued operations related to CMRS and DMS for the nine months ended December 31, 2004. In November 2003, the Company announced its intent to divest CMRS. As a result, the Company tested the goodwill of this reporting unit for impairment during fiscal year 2004, resulting in partial impairment of goodwill. The Company tested the goodwill at CMRS for impairment again during the three months ended September 30, 2004 due to a further decline in CMRS’s forecasted cash flows. Based upon this testing, the Company determined that an additional impairment of goodwill had occurred and recorded an impairment charge of $2.6 million, reducing the goodwill attributable to this business unit to $0.

Goodwill related to DMS of $1.6 million was reduced to zero during the three months ended June 30, 2004. During the first quarter of fiscal year 2005, the Company did not expect to recover this goodwill. Subsequently, in September 2004, the Company sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on sale. See Note 8.

The Company also recorded impairment charges, during the second quarter of fiscal year 2005, of $0.4 million and $0.3 million at CMRS and Corporate, respectively, because the estimated fair value of certain depreciable assets exceeded their carrying value. The impairment charge related to those assets of CMRS is included in results of discontinued operations.

Changes in the carrying amount of goodwill, including the effect of impairment charges through December 31, 2004, were as follows:

	CMS	CHR	DMS	International	CMRS	Consolidated
Balance as of March 31, 2004	$20,210	$36,132	$1,609	$24,153	$2,639	$84,743
Impairment	—	—	(1,609)	—	(2,639)	(4,248)

Balance as of December 31, 2004	$20,210	$36,132	$—	$24,153	$—	$80,495

The unaudited condensed consolidated financial statements for the nine months ended December 31, 2003 include impairment charges in the loss from discontinued operations of $30.5 million related to Japan Billboard, $6.6 million related to CMRS and $12.5 million related to DMS. For a discussion of these impairment charges, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Note 8. Discontinued Operations

In November 2003, the Company announced its intent to divest Japan Billboard, DMS, and CMRS, which were deemed not to be strategically aligned with the Company’s current core competencies. These businesses were sold during the nine months ended December 31, 2004. As such, their results of operations for the periods in fiscal years 2005 and 2004 have been reported net of taxes on one line, Income (loss) from discontinued operations.

On August 31, 2004, the Company sold the stock of Japan Billboard for 100 Japanese yen to an employee of the Company who was acting as the local General Manager of Japan Billboard until the date of the sale. The transaction was effective as of July 31, 2004. Upon closing of the sale, the Company retained certain liabilities. These liabilities were settled during January 2005 for an amount that approximated the amount accrued at December 31, 2004. The loss on the disposition of Japan Billboard of $0.5 million includes a gain of $0.5 million relating to the recognition of foreign currency translation effects previously recorded in the cumulative translation adjustment in the balance sheet.

Discontinued operations information relating to Japan Billboard is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$—	$3,812	$6,653	$11,139

Operating loss	—	(2,613)	(181)	(30,745)

Loss before income tax benefit	—	(2,656)	(233)	(30,899)
Income tax benefit	—	—	—	(4)

Loss from operations	—	(2,656)	(233)	(30,895)
Loss on disposition of Japan Billboard, before income tax benefit	(138)	—	(496)	—
Income tax benefit	—	—	—	—

Loss on disposition of Japan Billboard	(138)	—	(496)	—

Loss from Japan Billboard discontinued operations	$(138)	$(2,656)	$(729)	$(30,895)

On September 17, 2004, the Company sold DMS and received cash proceeds of $5.0 million. The sale is subject to a final purchase price adjustment based upon the book value of the net assets sold. The Company expects to finalize this adjustment during the fourth quarter of fiscal year 2005. Although the gain on disposition could be revised accordingly, the Company does not expect a material change to the amount reported as of December 31, 2004.

Discontinued operations information relating to DMS is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$283	$6,564	$10,313	$29,221

Operating income (loss)	164	(12,252)	(1,278)	(12,073)

Income (loss) before income tax provision	164	(12,252)	(1,278)	(12,070)
Income tax provision	63	108	128	182

Income (loss) from operations	101	(12,360)	(1,406)	(12,252)

Gain (loss) on disposition of DMS, before income tax provision	(541)	—	3,291	—
Income tax provision	—	—	191	—

Gain (loss) on disposition of DMS	(541)	—	3,100	—

Income (loss) from DMS discontinued operations	$(440)	$(12,360)	$1,694	$(12,252)

The Company sold CMRS on November 29, 2004. Certain assets and liabilities of this business were not transferred to the buyer, including a lease obligation for CMRS’ main office facility in Kentucky. The Company expects to vacate this building by March 31, 2005. At such time, the Company will recognize a liability for the future lease obligation in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This will result in an additional loss on the disposition of CMRS; however, the Company does not believe that the adjustment will have a material impact on its financial position or results of operations.

Discontinued operations information relating to CMRS is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$1,653	$3,246	$4,381	$10,367

Operating income (loss)	109	(6,351)	(4,184)	(5,443)

Income (loss) before income tax benefit	109	(6,351)	(4,184)	(5,443)
Income tax benefit	(82)	(2,572)	(1,821)	(2,204)

Income (loss) from operations	191	(3,779)	(2,363)	(3,239)
Loss on disposition of CMRS, before income tax benefit	(1,686)	—	(1,686)	—
Income tax benefit	(641)	—	(641)	—

Loss on disposition of CMRS	(1,045)	—	(1,045)	—

Loss from CMRS discontinued operations	$(854)	$(3,779)	$(3,408)	$(3,239)

Combined discontinued operations information for Japan Billboard, DMS and CMRS is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$1,936	$13,622	$21,347	$50,727

Operating income (loss)	273	(21,216)	(5,643)	(48,261)

Income (loss) from discontinued operations before income tax benefit	273	(21,259)	(5,695)	(48,412)
Income tax benefit	(19)	(2,464)	(1,693)	(2,026)

Income (loss) from operations of discontinued businesses	292	(18,795)	(4,002)	(46,386)
Gain (loss) on dispositions of discontinued operations, net, before income tax benefit	(2,365)	—	1,109	—
Income tax benefit	(641)	—	(450)	—

Gain (loss) on dispositions of discontinued operations, net	(1,724)	—	1,559	—

Loss from discontinued operations	$(1,432)	$(18,795)	$(2,443)	$(46,386)

Note 9. The August 2004 Credit Facility

On August 27, 2004, the Company entered into a new, five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”). The Credit Facility provides available borrowings of up to $125.0 million, but has a feature that allows the Company to increase the revolving credit line to up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit, and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the Credit Facility, of $10.0 million. The Credit Facility is used for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, capital expenditures and acquisitions, as such terms are defined in the Credit Facility.

The interest rate on advances under the Credit Facility is based on (a) the greater of the Prime Rate or the Federal Funds Effective Rate plus one-half percent or, (b) the Eurocurrency Base Rate, as those terms are defined in the Credit Facility. A percentage margin, ranging from 0.625% to 1.125% and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility, is added to the Eurocurrency Base Rate. Amounts due under the Credit facility as of December 31, 2004 included a margin of 0.625%.

The Company pays a quarterly commitment fee ranging from 0.15% to 0.25% of the unused portion of the Credit Facility and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility. Usual and customary fees are payable for letters of credit that are issued under the agreement. The Company may, at its option, reduce the maximum commitment amount of the Credit Facility and generally may prepay any amounts outstanding without penalty. The Credit Facility is unsecured, with a negative pledge on all material assets, and is guaranteed by all material U.S. subsidiaries of the Company.

Financing fees paid through December 31, 2004 in conjunction with the August 2004 Credit Facility were $0.7 million. These fees will be amortized as interest expense over the term of the Credit Facility.

In accordance with the terms of the Credit Facility, the Company provides customary, ongoing representations, warranties and covenants, and is subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets, and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within the applicable cure period, violation of covenants, or a change in control of the Company. The Company was in compliance with all Credit Facility covenants as of December 31, 2004.

The Company repaid amounts outstanding under the prior Japan credit facility with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed for payment on the prior Japan credit facility was approximately $31.8 million. The interest rate payable on amounts borrowed under the Credit Facility in Japan was 0.6995% at the end of the third quarter of fiscal year 2005.

In addition, the Company borrowed $30.0 million on the Credit Facility on September 1, 2004, and used the proceeds to replenish the cash used to purchase the corporate headquarters facility. See Note 10. Since the Company’s consolidated accounts previously included the accounts of the lessor, the purchase of the headquarters facility resulted in the refinancing of debt and purchase of the lessor’s equity interest. The interest rate payable as of December 31, 2004 on the $30.0 million borrowed under the Credit Facility was 3.0425%.

There was $61.8 million outstanding under the Credit Facility as of December 31, 2004. There was nothing due under the Company’s previous credit facility as of December 31, 2003.

Note 10. Purchase of Headquarters Facility and Termination of Related Lease Agreement

Prior to August 25, 2004, the Company leased its corporate headquarters, in St. Petersburg, Florida, from a variable interest entity (“VIE”) that was created in fiscal year 2001 and was partially funded by a third-party financial institution. The Company accounted for the VIE in accordance with FASB’s Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” Because the Company was the primary beneficiary of the VIE, the Company had been consolidating the accounts of the VIE.

On August 25, 2004, the Company purchased the corporate headquarters facility for $30.5 million. The lease, which was scheduled to expire in October 2005, was terminated in conjunction with the purchase. The accounts of the VIE, which included long-term debt of $29.6 million and equity of $0.9 million to fund the facility, were liquidated upon the sale of the facility to the Company and, as such, are no longer consolidated. The Company also paid certain fees to acquire the facility, such as state transfer taxes, which were expensed during the second quarter of fiscal year 2005.

Note 11. Share Repurchase Authorization and Share Repurchases

On September 1, 2004, the Company announced that its Board of Directors had authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility (“Prior Facility”). The Prior Facility was replaced on August 27, 2004 by the Credit Facility, and the current Credit Facility no longer restricts the Company from repurchases of its common stock.

During the nine months ended December 31, 2003, the Company repurchased 749,200 shares of its common stock for a total of $13.3 million. There were no repurchases of common stock made by the Company during the nine months ended December 31, 2004.

Note 12. Cash Dividend

On September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend of $0.30 per share to common stockholders of record as of September 15, 2004. The dividend liability was funded on September 30, 2004 for payment to stockholders on October 1, 2004, and resulted in cash payments to stockholders of $15.7 million.

Note 13. Offer to Purchase Shares of Catalina Health Resource

On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of Catalina Health Resource (“CHR”), a subsidiary in which the Company owns approximately 95% of the outstanding shares, that it will make a tender offer to purchase the shares of CHR not held by the Company. The tender offer period began on January 3, 2005 and will close on March 31, 2005. Payment for shares tendered under the offer will be made on or before April 15, 2005. Generally, CHR stockholders that have owned their shares for a period of at least six months and one day prior to the day the shares are purchased by the Company are eligible to tender their shares under this offer. The Company has determined that it will pay $12.50 per share for those shares tendered in accordance with the terms of the offer. Of the shares outstanding at December 31, 2004, 279,786 shares of CHR were held by parties other than the Company. Accordingly, the Company estimates a maximum cash outflow of $3.5 million will be paid to CHR stockholders on or before April 15, 2005.

Note 14. Sales Tax Audit

A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. The Company subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that the Company’s electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. The Company appealed the case to the state’s supreme court and, in May 2004, the state’s supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company. In October 2004, the state’s supreme court affirmed the decision of the tax tribunal. As a result, the Company reversed a liability related to the sales tax assessment of approximately $4.4 million, recognized as a reduction to direct operating expenses during the third quarter of fiscal year 2005.

Note 15. Legal Proceeding

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables include the revenues and income (loss) from operations for each of the Company’s reportable segments included in continuing operations for the three months ended December 31, 2004, compared with the three months ended December 31, 2003. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for further information on discontinued operations. The accounts of our foreign subsidiaries are included for the three and nine months ended September 30, which is the end of their third fiscal quarter.

In general, we expect our revenues to be higher during periods of increased promotional activity by manufacturers. The pattern of promotion distribution is irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions, seasonal product advertising and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. The seasonality of our CHR and CMS segments may be different from each other, and the seasonality of our international operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be affected by the difference in fiscal years. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, the timing of growth of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period. See Note 6 to the unaudited condensed consolidated financial statements included herein, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for additional segment information. Results of operations are discussed for each of our reportable segments. Dollars are in thousands in the following tables.

	Three Months Ended
	December 31, 2004	December 31, 2003	Dollar Change	Percentage Change
Revenues
Catalina Marketing Services	$65,499	$69,001	$(3,502)	(5)%
Catalina Health Resource	19,797	21,622	(1,825)	(8)%
International	15,004	11,476	3,528	31%
Corporate	851	626	225	36%
Eliminations	(832)	(840)	8	1%

Total Revenues	$100,319	$101,885	$(1,566)	(2)%

	Three Months Ended
	December 31, 2004	December 31, 2003	Dollar Change	Percentage Change(1)
Income (Loss) from Operations
Catalina Marketing Services	$30,573	$30,583	$(10)	NM
Catalina Health Resource	6,231	6,946	(715)	(10)%
International	3,557	330	3,227	978%
Corporate	(7,809)	(11,297)	3,488	31%

Total Income from Operations	$32,552	$26,562	$5,990	23%

	Three Months Ended
	December 31, 2004	December 31, 2003	Dollar Change	Percentage Change(1)
Net Income (Loss)
Catalina Marketing Services	$18,190	$18,198	$(8)	—
Catalina Health Resource	3,707	4,133	(426)	(10)%
International	1,610	(652)	2,262	NM
Corporate	(3,104)	(6,533)	3,429	53%

Net Income from Continuing Operations	20,403	15,146	5,257	35%
Discontinued Operations	(1,432)	(18,795)	17,363	93%

Net Income	$18,971	$(3,649)	$22,620	NM

(1)	NM – Not Meaningful

Three Months Ended December 31, 2004 Compared with the Three Months Ended December 31, 2003

Consolidated Results of Operations

Consolidated revenues decreased to $100.3 million for the three months ended December 31, 2004 compared with consolidated revenues of $101.9 million for the three months ended December 31, 2003. Consolidated income from operations was $32.6 million for the three months ended December 31, 2004 compared with income from operations of $26.6 million for the three months ended December 31, 2003. Net income for the three months ended December 31, 2004 was $19.0 million, compared with a net loss of $3.6 million for the three months ended December 31, 2003. Discontinued operations for the three months ended December 31, 2003 include impairment charges for goodwill of $2.5 million, $12.5 million and $6.6 million for Japan Billboard, DMS, and CMRS, respectively. No similar impairment charges were recorded during the same period in the current year. See Note 7 to the unaudited condensed consolidated financial statements for a discussion of the impairment charges. See Segment Results below for a discussion of the comparative period changes.

The consolidated provision for income taxes for the three months ended December 31, 2004 of $12.4 million decreased to 37.8% of income from continuing operations before income taxes compared with the consolidated provision for income taxes for the three months ended December 31, 2003 of $10.8 million, or 41.7% of income from continuing operations before income taxes. The Company’s effective tax rate for the three months ended December 31, 2004 was lower than the effective tax rate for the three months ended December 31, 2003 primarily due to a shift in the mix of income to jurisdictions with lower tax rates and due to a decrease in losses which were not eligible for a tax benefit.

Continuing Operations - Segment Results

Catalina Marketing Services

Revenues for Catalina Marketing Services decreased by $3.5 million, or 5%, for the three months ended December 31, 2004 compared with the same period in the prior year. The decrease was primarily attributable to a decline in revenues from retail services of $4.3 million partially offset by an increase in manufacturer promotions revenue of $1.0 million. The decline in retail services revenue was primarily attributable to the disposal of the loyalty card business on March 31, 2004. The increase in manufacturer promotions was due to a 7.2% increase in the volume of paid promotions printed, partially offset by a 5% decline in the average price primarily attributable to a shift in mix to lower-priced products. Manufacturer revenues increased despite a decline in revenues from a significant customer which began during the first quarter of fiscal year 2005 and has continued through the third quarter of fiscal year 2005.

Income from operations for CMS was relatively unchanged from the prior year period. Although revenues declined by $3.5 million, operating costs declined by a similar amount due primarily to $2.0 million in reduced expenses associated with the loyalty card business, a decline of $1.1 million due to reductions in sales force and executive administrative cost, primarily resulting from lower headcount, and a $0.9 million reduction in costs allocated from Corporate. These decreases were partially offset by increases in the fees paid to certain retailers.

During fiscal year 2005, the Company renegotiated several significant retailer contracts. These renegotiations resulted in increased retailer fees in the third quarter of fiscal year 2005 as compared with the third quarter of fiscal year 2004. Since these contracts cover a term from one to five years and the increased fees have been established during the entire term of these specific retailers’ contracts, future comparisons to the quarters prior to the third quarter of fiscal year 2005 will indicate increased costs. In addition, the Company anticipates retailer fees in the fourth quarter of fiscal year 2005 to be higher as a percentage of sales than the third quarter of fiscal year 2005.

Net income for Catalina Marketing Services was unchanged at $18.2 million for both the three months ended December 31, 2004 and the three months ended December 31, 2003.

CHR

Revenues for CHR declined by $1.8 million, or 8%, for the three months ended December 31, 2004 compared with the same period in the prior year. The decrease was primarily due to a $4.4 million adjustment for revenues deferred from a prior period that were recognized in the three months ended December 31, 2003. Excluding the impact of the prior year deferred revenue adjustment, revenues increased by $2.5 million, or 15%, for the three months ended December 31, 2004. This increase was attributable to an increase in the number of revenue-producing newsletters printed and an increase in the price per print primarily due to a change in program mix.

Income from operations for CHR decreased by $0.7 million, or 10%, for the three months ended December 31, 2004, compared with the three months ended December 31, 2003. The decrease in income from operations was primarily due to lower revenues and an increase in administrative expense primarily attributable to increased incentive compensation and consulting costs. These decreases to income from operations were partially offset by decreases in other direct costs and depreciation expense.

Net income for CHR for the three months ended December 31, 2004 decreased to $3.7 million, compared with net income of $4.1 million for the three months ended December 31, 2003, primarily due to the factors affecting operating results.

International

Revenues for International increased by $3.5 million, or 31%, for the three months ended December 31, 2004, compared with the three months ended December 31, 2003. Of this increase, approximately $1.0 million was due to the favorable effect of foreign currency exchange movements. The increase in revenues for the quarter was also the result of a $0.9 million fee that was paid to our Japan operations due to the early termination of a client contract. The remaining $1.6 million increase was primarily attributable to increased volume in the United Kingdom and Japan.

International recognized income from operations of $3.6 million for the three months ended December 31, 2004, compared with income from operations of $0.3 million for the three months ended December 31, 2003. The improvement in income from operations was primarily attributable to increased revenues, partially offset by volume-related increases in direct costs and increased costs resulting from additional sales personnel.

Net income for International for the three months ended December 31, 2004 increased by $2.3 million, compared with the same period in the prior year, primarily due to the factors affecting operating results, reduced somewhat by an increase in the provision for income taxes.

Corporate

Corporate operating loss decreased by $3.5 million for the three months ended December 31, 2004 compared with the three months ended December 31, 2003. Operating costs incurred by Corporate are allocated to the operating segments using methods considered reasonable by management and which provide management with a realistic measure of the utilization of corporate services by the respective business segments. Operating costs before allocations incurred by Corporate for the three months ended December 31, 2004 decreased by $3.4 million compared with the same period in the prior year, primarily due to the reversal of a liability for a sales tax assessment for approximately $4.4 million (see Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q), partially reduced by increased incentive compensation expense. Net loss for Corporate declined $3.4 million for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003 primarily due to the factors affecting operating loss, as well as lower interest expense and a lower consolidated effective tax rate, which is reflected as a favorable adjustment to Corporate, for the three months ended December 31, 2004.

Discontinued Operations – Segment Results

DMS

The Company sold DMS on September 17, 2004. As such, the results of operations for the periods in fiscal years 2005 and 2004 are reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Net loss for the three months ended December 31, 2004 was $0.4 million and includes an adjustment to the sales price, which resulted in a reduction of $0.5 million to the gain on sale.

Japan Billboard

The Company sold Japan Billboard on August 31, 2004. As such, the results of operations for Japan Billboard for the periods in fiscal years 2005 and 2004 have been reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Net loss for Japan Billboard for the three months ended December 31, 2004 was $0.1 million, which is primarily attributable to an outstanding liability associated with the disposition that was denominated in Japanese yen. As such, the payable was revalued to the U.S. dollar at the end of the current quarter resulting in an additional loss on the sale. The liability was subsequently paid in January 2005.

CMRS

The Company sold CMRS on November 29, 2004. As such, the results of operations for CMRS for the periods in fiscal years 2005 and 2004 have been reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Note 8 to the unaudited condensed consolidated financial statements in this Form 10-Q. Following is a discussion of the changes in revenues, income (loss) from operations and net income (loss) for the third quarter of fiscal year 2005 as compared with the third quarter of fiscal year 2004. These results are included in Note 8.

Revenues for CMRS were $1.7 million for the three months ended December 31, 2004, compared with revenues of $3.2 million for the three months ended December 31, 2003. Activity declined significantly during the third quarter of fiscal year 2005 as compared with the third quarter of fiscal year 2004 due to the sale of CMRS on November 29, 2004.

CMRS had operating income of $0.1 million for the three months ended December 31, 2004 as compared with an operating loss of $6.4 million in the same period in the prior year. The improvement was primarily attributable to a $6.6 million goodwill impairment charge recorded in the prior year third quarter.

Net loss for CMRS for the three months ended December 31, 2004 was $0.9 million and was attributable to the income from operations noted above, offset by the loss on the disposition of $1.0 million, net of a related tax benefit.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the third quarter of fiscal year 2005 were $100.3 million. These results include $15.0 million in revenues from foreign operations. The local currencies of the countries in which the Company maintains foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the third quarter of fiscal year 2005. Accordingly, revenues in United States dollars for the Company’s foreign operations would have been 6.6% lower than the reported amount for the period if translated using the weighted average currency translation rates for the comparable period in fiscal year 2004.

Nine Months Ended December 31, 2004 Compared with the Nine Months Ended December 31, 2003

The following tables present the revenues, income (loss) from operations, and net income (loss) of the Company’s segments for the nine months ended December 31, 2004 and 2003:

	Nine Months Ended
	December 31, 2004	December 31, 2003	Dollar Change	Percentage Change
Revenues
Catalina Marketing Services	$194,971	$200,027	$(5,056)	(3)%
Catalina Health Resource	56,843	55,236	1,607	3%
International	46,142	34,220	11,922	35%
Corporate	2,676	2,195	481	22%
Eliminations	(2,539)	(2,606)	67	3%

Total Revenues	$298,093	289,072	$9,021	3%

	Nine Months Ended
	December 31, 2004	December 31, 2003	Dollar Change	Percentage Change
Income (Loss) from Operations
Catalina Marketing Services	$89,560	$83,871	$5,689	7%
Catalina Health Resource	12,702	7,175	5,527	77%
International	10,750	2,636	8,114	308%
Corporate	(27,987)	(30,318)	2,331	8%

Total Income from Operations	$85,025	$63,364	$21,661	34%

	Nine Months Ended
	December 31, 2004	December 31, 2003	Dollar Change	Percentage Change(1)
Net Income (Loss)
Catalina Marketing Services	$53,219	$49,904	$3,315	7%
Catalina Health Resource	7,555	4,269	3,286	77%
International	4,484	(715)	5,199	NM
Corporate	(12,639)	(16,799)	4,160	25%

Net Income from Continuing Operations	52,619	36,659	15,960	44%
Discontinued Operations	(2,443)	(46,386)	43,943	95%
Cumulative Effect of Accounting Change	—	(770)	770	(100)%

Net Income	$50,176	$(10,497)	$60,673	NM

(1)	NM – Not Meaningful

Consolidated Results of Operations

Consolidated revenues increased to $298.1 million for the nine months ended December 31, 2004, compared with consolidated revenues of $289.1 million for the nine months ended December 31, 2003. Consolidated operating income from continuing operations was $85.0 million for the nine months ended December 31, 2004 compared with operating income of $63.4 million for the nine months ended December 31, 2003. Net income for the nine months ended December 31, 2004 was $50.2 million, compared with a net loss of $10.5 million for the nine months ended December 31, 2003. Net income for the nine months ended December 31, 2004 includes pre-tax impairment charges of $4.9 million as compared with impairment charges of $49.6 million for the nine months ended December 31, 2003. See Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of the impairment charges.

The consolidated provision for income taxes for the nine months ended December 31, 2004 of $32.4 million decreased to 38.1% of income from continuing operations before income taxes, compared with the consolidated provision for income taxes for the nine months ended December 31, 2003 of $26.2 million, or 41.7% of income from continuing operations before income taxes. The Company’s effective tax rate for the nine months ended

December 31, 2004 was lower than the effective tax rate for the nine months ended December 31, 2003 primarily due to a shift in the mix of income to jurisdictions with lower tax rates and due to a decrease in losses which were not eligible for a tax benefit.

Continuing Operations - Segment Results

Catalina Marketing Services

Revenues for Catalina Marketing Services decreased by $5.1 million, or 3%, for the nine months ended December 31, 2004 compared with the same period in the prior year. The decrease was primarily attributable to a decline in revenues from retail services of $6.5 million partially offset by an increase in manufacturer promotions revenue of $1.8 million. The decline in retail services revenue was primarily due to the disposal of the loyalty card business on March 31, 2004. The increase in manufacturer revenues was primarily due to a 7.5% increase in the volume of paid promotions printed, which was partially offset by a 6.1% decline in the average price per print, primarily due to a shift in mix to lower-priced products. The volume increase occurred despite a $16.2 million reduction in revenues from a significant manufacturer client during the nine months of fiscal year 2005 as compared with the same period in the prior year.

Income from operations for CMS increased by $5.7 million, or 7% over the same period in the prior year, primarily due to decreases in operating expenses of approximately $10.6 million, partially offset by the effect of lower revenues. The reduction in operating expenses was primarily attributable to a $3.7 million decline in costs associated with the loyalty card business, a $3.1 million decrease due to reductions in sales force expense, a result of decreased headcount, and a decrease of $5.7 million in costs allocated from Corporate. The decrease in costs allocated from Corporate was primarily due to the allocation of income attributable to the reversal of a $4.4 million sales tax accrual in the third quarter of fiscal year 2005. See Note 14 to the unaudited condensed consolidated financial statements included in this Form 10-Q. These decreases were partially offset by increases in the fees paid to retailers. See the discussion of the results of operations for the three months ended December 31, 2004 in this Form 10-Q for a discussion of the increase in retail fees.

The increase of $3.3 million, or 7%, in net income for CMS for the nine months ended December 31, 2004 as compared with the same period in the prior year was attributable to the increase in income from operations, partially offset by an increase in the provision for income taxes of $2.3 million.

CHR

Revenues for CHR increased by $1.6 million, or 3%, for the nine months ended December 31, 2004 compared with the same period in the prior year. During the nine months ended December 31, 2003, CHR recognized a $9.4 million adjustment for revenues deferred from prior periods. Excluding the impact of the prior year deferred revenue adjustment, current year revenues increased by $11.0 million, or 24%, over the prior year period. This increase was primarily attributable to an increase in the number of revenue-producing newsletters printed and an increase in the price per print due to a change in program mix.

Income from operations for CHR increased by $5.5 million, or 77%, for the nine months ended December 31, 2004, compared with the nine months ended December 31, 2003. This increase was primarily due to (i) the increase in revenues, (ii) decreases in direct operating expenses of approximately $1.9 million attributable primarily to lower retailer fees and (iii) a decrease in selling, general and administrative expenses of $1.3 million, primarily due to the favorable effect of cost reduction initiatives implemented in prior periods.

Net income for CHR for the nine months ended December 31, 2004 increased to $7.6 million, compared with net income of $4.3 million for the nine months ended December 31, 2003, due to the factors affecting operating results, partially offset by an increase in the provision for income taxes of $2.4 million.

International

Revenues for International increased by $11.9 million, or 35%, for the nine months ended December 31, 2004, compared with the nine months ended December 31, 2003. Of this increase, approximately $4.1 million was due to the favorable effect of foreign currency exchange movements. Also contributing to the increase in revenues was a $0.9 million fee that was paid to our Japan operations due to the early termination of a client’s contract. The remaining $6.9 million increase was primarily attributable to increased volume in France and Japan and an increase in retail revenue in the United Kingdom.

International recognized income from operations of $10.8 million for the nine months ended December 31, 2004, compared with income from operations of $2.6 million for the nine months ended December 31, 2003. The improvement in income from operations was primarily attributable to revenue growth, partially offset by volume-related increases in direct costs and increased costs due to the addition of sales personnel.

Net income for International for the nine months ended December 31, 2004 increased by $5.2 million, compared with the same period in the prior year, due to the factors affecting operating results, partially reduced by an increase in the provision for income taxes of $2.0 million.

Corporate

Corporate operating loss decreased by $2.3 million, or 8%, for the nine months ended December 31, 2004 compared with the nine months ended December 31, 2003. The decrease was primarily attributable to a decline of $4.2 million in the operating costs incurred by Corporate, partially offset by a decline of $2.6 million in the operating costs that were allocated to the Company’s operating segments. The decline in Corporate’s operating costs was primarily due to the reversal of a liability for a sales tax assessment of approximately $4.4 million (see Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q), a decrease of $1.3 million in expenses associated with the loyalty card business that was sold on March 31, 2004, and decreased personnel costs due to lower headcount. These decreases were partially offset by an increase in incentive compensation expense. Net loss for Corporate declined $4.2 million for the nine months ended December 31, 2004 as compared with the nine months ended December 31, 2003 primarily due to the factors affecting operating loss, as well as lower interest expense and a lower consolidated effective tax rate, which is reflected as a favorable adjustment to Corporate, for the nine months ended December 31, 2004.

Discontinued Operations – Segment Results

DMS

Revenues for DMS decreased by $18.9 million to $10.3 million for the nine months ended December 31, 2004, compared with revenues of $29.2 million for the nine months ended December 31, 2003. The decrease was primarily attributable to lower sample mailings as a result of a significant decrease in DMS’ sales personnel after the announcement in November 2003 of our intent to divest DMS and due to fewer operating days in the nine months of fiscal year 2005 as a result of the sale on September 17, 2004.

Operating loss for DMS was $1.3 million for the nine months ended December 31, 2004 compared with an operating loss of $12.1 million for the nine months ended December 31, 2003. The improvement in operating results was primarily due to a goodwill impairment charge of $12.5 million recognized in the prior year period. In addition, the results of the first nine months of fiscal year 2005 include an impairment charge of $1.6 million to reduce to estimated fair value the goodwill associated with DMS.

Net income for DMS was $1.7 million for the nine months ended December 31, 2004, which includes a gain of $3.1 million, net of a tax provision of $0.2 million, recognized upon the sale of the business. Net loss for DMS for the nine months ended December 31, 2003 was $12.3 million.

Japan Billboard

Japan Billboard was sold on August 31, 2004, with a financial effective date of July 31, 2004. Revenues for Japan Billboard were $6.7 million for the first nine months of fiscal year 2005 compared with $11.1 million for the first nine months of fiscal year 2004. Revenues at this business unit continued to decline through the date it was sold as a result of the effect of the Voluntary Global Tobacco Marketing Initiative. See our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a more detailed description of the Initiative.

Operating loss for Japan Billboard was $0.2 million for the first nine months of fiscal year 2005 compared with an operating loss of $30.8 million for the first nine months of fiscal year 2004. The operating loss for the first nine months of fiscal year 2004 includes an impairment charge of $30.5 million to reduce goodwill. Excluding the impairment charge, operating loss for Japan Billboard was $0.4 million for the first nine months of fiscal year 2004. Operating results declined somewhat during the first nine months of fiscal year 2005 primarily due to the reduction in revenues, which was partially offset by decreased direct costs.

Net loss for Japan Billboard was $0.7 million for the first nine months of fiscal year 2005, which includes a loss of $0.5 million recognized upon the sale of the business. Net loss for Japan Billboard for the first nine months of fiscal year 2004 was $30.9 million, which includes the $30.5 million goodwill impairment charge.

CMRS

Revenues for CMRS were $4.4 million for the nine months ended December 31, 2004, compared with revenues of $10.4 million for the nine months ended December 31, 2003. Revenues declined during the nine months ended December 31, 2004 as compared with the same period in the prior year due to the decision to sell the business in November 2003, which resulted in the loss of key sales personnel, and due to less operating days during the first nine months in fiscal year 2005 due to the sale on November 29, 2004.

CMRS had an operating loss of $4.2 million for the nine months ended December 31, 2004 as compared with an operating loss of $5.4 million in the same period in the prior year. The improvement was primarily attributable to a $6.6 million goodwill impairment charge recorded during the prior year period, partially offset by a $2.6 million goodwill impairment charge recorded during the current year and due to the decline in revenues.

Net loss for CMRS for the nine months ended December 31, 2004 was $3.4 million and was attributable to the loss from operations of $4.2 million, noted above, and the loss on the sale of CRMS of $1.7 million, partially offset by a current year tax benefit of $2.5 million.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the nine months ended December 31, 2004 were $298.1 million. These results include $46.1 million in revenues from foreign operations. The local currencies of the countries in which the Company maintains foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the nine months ended December 31, 2004. Accordingly, revenues in United States dollars for the Company’s foreign operations would have been 9.0% lower than the reported amount for the period if translated using the weighted average currency translation rates for the comparable period in fiscal year 2004.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operations, a credit agreement with a syndicate of commercial banks with a revolving loan credit facility, various credit agreements and installment loans payable entered into by our Japan subsidiaries and the indebtedness under a lease arrangement for our headquarters facility in the amount of $29.6 million. On August 27, 2004, we entered into a new credit agreement with a syndicate of commercial banks (the “August 2004 Credit Facility” or “Credit Facility”), which was used to repay certain amounts outstanding under credit agreements entered into by our Japan subsidiaries and to purchase our headquarters facility. See “Other Sources of Liquidity” for further details.

Our primary liquidity requirements are to fund working capital, capital expenditures in the ordinary course of business and the repayment of debt and lease obligations. Cash flows from operations for the nine months ended December 31, 2004 and through the current date were sufficient to meet our liquidity needs. We believe that cash on hand and cash flows generated from operations, along with existing credit facilities, will be sufficient to meet our projected cash requirements for at least the next twelve months.

Our long-term debt primarily consists of amounts due under the August 2004 Credit Facility, discussed below. We will continue to invest in sales and marketing, in our Catalina Marketing Network®, Catalina Health Resource Network and in other support technology and enhanced systems of reporting and controls. We believe that our ability to generate sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, development and expansion of markets, investments, acquisitions, share repurchases, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our Credit Facility, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our operations could be effected in a negative manner.

Cash Flow Analysis

Net cash provided by operating activities was $71.8 million for the nine months ended December 31, 2004 compared with $86.3 million for the nine months ended December 31, 2003. The decrease in net cash provided by operating activities for the nine months ended December 31, 2004, as compared with the same period in the prior year, is primarily due to an increase in net income, which was more than entirely offset by a use of cash for working capital. This use of cash for working capital for the first nine months of fiscal year 2005 was primarily related to an increase in accounts receivable and a decrease in accrued expenses. Accounts receivable increased primarily due to the timing of customer billings and collections. Accrued expenses decreased primarily due to the timing of payroll-related payments, including sales commissions, a decrease in accrued professional fees, and the reversal of a sales tax assessment in the quarter ended December 31, 2004.

Net cash used in investing activities decreased to $8.5 million for the nine months ended December 31, 2004 compared with $44.5 million for the nine months ended December 31, 2003. Cash used in investing activities for the nine months ended December 31, 2003 includes $22.9 million of an additional purchase price payment pursuant to an earnout provision established in prior years related to Japan Billboard. No similar payment was made in fiscal year 2005. Additionally, capital expenditures declined from $21.6 million for the nine months ended December 31, 2003 to $12.9 million for the nine months ended December 31, 2004. Capital expenditure levels vary during the year depending upon the timing and size of contracts entered into with retailers, the scheduling of store installations, and investments in technology. Investing activities for the nine months ended December 31, 2004 also includes cash inflows of $5.0 million and $0.4 million for the sale of DMS and CMRS, respectively, during the nine months ended December 31, 2004.

Net cash used in financing activities was $16.4 million for the nine months ended December 31, 2004 compared with $17.8 million used in financing activities during the nine months ended December 31, 2003. Cash used in financing activities for the nine months ended December 31, 2004 included a cash dividend of $0.30 per share on common stock for a total payment of $15.7 million and a net repayment of debt of $2.6 million. During the nine months ended December 31, 2003, the Company repurchased common stock for $13.3 million and made net repayments on debt of $5.1 million.

Cash and cash equivalents increased by $46.7 million to $119.4 million for the nine months ended December 31, 2004.

Other Sources of Liquidity

In addition to our cash flows generated from operations, bank borrowings also provide us with liquidity.

The August 2004 Credit Facility. On August 27, 2004, the Company entered into a new, five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”). The Credit Facility provides available borrowings of up to $125.0 million, but has a feature that allows the Company to increase the revolving credit line to up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese yen for Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit, and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the agreement, of $10.0 million. The Credit Facility is used for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, capital expenditures and acquisitions, as such terms are defined in the Credit Facility.

The interest rate on advances under the Credit Facility is based on (a) the greater of the Prime Rate or the Federal Funds Effective Rate plus one-half percent or, (b) the Eurocurrency Base Rate, as those terms are defined in the Credit Facility. A percentage margin, ranging from 0.625% to 1.125% and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility, is added to the Eurocurrency Base Rate. Amounts due under the Credit facility as of December 31, 2004 included a margin of 0.625%.

The Company pays a quarterly commitment fee ranging from 0.15% to 0.25% of the unused portion of the Credit Facility and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility.

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

Financing fees paid through December 31, 2004 in conjunction with the August 2004 Credit Facility were $0.7 million. These fees will be amortized as interest expense over the term of the Credit Facility.

In accordance with the terms of the Credit Facility, the Company provides customary, ongoing representations, warranties and covenants, and is subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets, and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within the applicable cure period, violation of covenants, or a change in control of the Company. The Company was in compliance with all Credit Facility covenants at December 31, 2004.

The Company repaid certain short-term amounts outstanding under the prior Japan credit facility with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed for payment on the Amended Japan Agreement was approximately $31.8 million. The interest rate payable on amounts borrowed under the Credit Facility in Japan was 0.6995% at the end of the third quarter of fiscal year 2005.

In addition, on August 25, 2004, the Company purchased its corporate headquarters facility located in St. Petersburg, Florida and terminated the related lease financing agreement entered into in 1999. The purchase price of the headquarters facility was $30.5 million and was paid by the Company in cash. The Company borrowed $30.0 million on the Credit Facility on September 1, 2004, and used the proceeds to replenish the cash used to purchase the headquarters facility. The interest rate payable as of December 31, 2004 on the $30.0 million borrowed under the Credit Facility was 3.0425%.

The total amount outstanding under the August 2004 Credit Facility as of December 31, 2004 was $61.8 million.

The Corporate Facility (the “Prior Facility”). The August 2004 Credit Facility replaced the Company’s previously existing $30.0 million revolving line of credit, or the Prior Facility. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a discussion of the significant terms of the Prior Facility, including information regarding the extensions of the expiration date and financing fees paid in conjunction with the extensions. The Prior Facility was repaid in full on November 25, 2003, and no additional amounts were borrowed from that date through the date it was replaced by the August 2004 Credit Facility.

The Japan Credit Facilities. The Japan Credit Facilities consisted of various credit agreements entered into by our Japan subsidiary and included the Amended Japan Agreement, which provided for a revolving credit facility up to 1.5 billion yen and a term credit facility of up to 2.0 billion yen. The Amended Japan Agreement was replaced in conjunction with the August 2004 Credit Facility. The Japan Credit Facilities also included installment loans, certain amounts of which were repaid in connection with the sale of Japan Billboard. Please refer to the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2004 for a discussion of the significant terms of the Japan Credit Facilities.

The Lease Agreement. The lease agreement governed the $29.6 million of indebtedness related to our corporate headquarters, in St. Petersburg, Florida, and was guaranteed by a lien on the property. The initial lease term was set to expire in October 2005. The headquarters facility was purchased for $30.5 million on August 25, 2004, and, as a result, the lease was terminated.

Our unaudited condensed consolidated balance sheet as of March 31, 2004 includes the accounts of the variable interest entity which owned our headquarters facility in St. Petersburg, Florida, on that date.

We believe that cash on hand and cash generated from operations under economic conditions similar to those currently existing and amounts available under the August 2004 Credit Facility will be sufficient to meet our liquidity requirements. However, we cannot assure you that our cash generated from operations or the proceeds from the new

Credit Facility will provide sufficient cash to fund our operations if unfavorable economic or other events occur that affect us. See our Annual Report on Form 10-K for our fiscal year ended March 31, 2004 for a discussion of risk factors relating to our business.

Capital Requirements

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, included the following table, which presents the summary of our contractual cash obligations and commitments as of March 31, 2004. Refer to the Form 10-K for a description of each of the obligations:

		Payments Due by Period
	Total	Before March 31, 2005	Between April 1, 2005 and March 31, 2007	Between April 1, 2007 and March 31, 2009	After March 31, 2009
Short-term borrowings	$37,778	$37,778	$—	$—	$—
Long-term debt	31,411	949	30,462	—	—
Postretirement medical benefit costs	1,270	89	216	258	707
Operating leases	23,837	5,147	8,714	6,840	3,136
Purchase obligations for in-store equipment	16,552	5,578	8,496	2,478	—

Total	$110,848	$49,541	$47,888	$9,576	$3,843

The following table presents our contractual obligations as of December 31, 2004, and reflects the effect of the amounts borrowed under the August 2004 Credit Facility for the repayment of certain short-term amounts due under the Japan Credit Facilities and the financing of the purchase of our headquarters facility, revised amounts due for operating leases, and revised amounts due under purchase obligations for in-store equipment.

		Payments Due by Period
	Total	Before March 31, 2005	Between April 1, 2005 and March 31, 2007	Between April 1, 2007 and March 31, 2009	After March 31, 2009
Short-term borrowings	$406	$406	$—	$—	$—
Long-term debt	67,212	290	2,414	2,317	62,191
Postretirement medical benefit costs	1,270	89	216	258	707
Operating leases	18,151	1,220	8,296	6,120	2,515
CHR tender offer	3,497	3,497	—	—	—
Purchase obligations for in-store equipment	13,015	3,053	7,712	2,250	—

Total	$103,551	$8,555	$18,638	$10,945	$65,413

On September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend to common stockholders of $0.30 per share. The dividend liability was funded on September 30, 2004 for payment on October 1, 2004 to stockholders of record as of September 15, 2004, and resulted in a use of cash of $15.7 million.

On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of Catalina Health Resource, (“CHR”), a subsidiary in which the Company owns approximately 95% of the outstanding shares, that it will make a tender offer to purchase the shares of CHR not held by the Company. The tender offer period began on January 3, 2005 and will close on March 31, 2005. Payment for shares tendered under the offer will be made on or before April 15, 2005. Generally, CHR stockholders that have owned their shares for a period of at least six months and one day prior to the day the shares are purchased by the Company are eligible to tender their shares under this offer. The Company has determined that it will pay $12.50 per share for those shares tendered in accordance with the terms of the offer. Of the shares outstanding on December 31, 2004, 279,786 shares of CHR were held by parties other than the Company. Accordingly, the Company estimates a maximum cash outflow of $3.5 million will be paid to CHR stockholders on or before April 15, 2005.

Also on September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its Prior Facility. The Prior Facility was replaced on August 27, 2004, and the Credit Facility no longer restricts the Company from repurchases of its common stock. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance repurchases of its common stock. There were no repurchases by the Company of its common stock during the nine months ended December 31, 2004.

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

Contingent Earnout Payment. In 1999, the Company, through one of its wholly owned subsidiaries, executed a final deferred contingency earnout agreement, as amended in November 2003, with the former minority partners of the Catalina Marketing Japan coupon business. The agreement stipulates a potential earnout payment based on a predetermined formula over the applicable four consecutive quarters of earnings during a time period ending between 2006 and 2007. We are not able to estimate the amount of this contingent payment which is based on future earnings; however, the ultimate amount of this payment, if any, could be material.

Sales Tax Assessment

A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the Company’s revenue generated from its electronic marketing delivery service conducted within that state. The Company subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that the Company’s electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. The Company appealed the case to the state’s supreme court and, in May 2004, the state’s supreme court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in favor of the Company. In October 2004, the state’s supreme court affirmed the decision of the tax tribunal. As a result, the Company reversed a liability related to the sales tax assessment of approximately $4.4 million, recognized as a reduction to direct operating expenses during the third quarter of fiscal year 2005.

Critical Accounting Estimates

Please refer to the discussion of the Company’s Critical Accounting Estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Accounting Standards Not Yet Adopted

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of new accounting pronouncements that have not yet been adopted by the Company.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I—”Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries. Please refer to the discussion of the Company’s Quantitative and Qualitative Disclosure About Market Risk as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. There have been no material changes to the Company’s market risk exposure on interest rates since March 31, 2004.

The Company’s revenues and net income from its International segment are subject to the effects of foreign currency exchange rate fluctuations between the U.S. dollar and the Japanese yen, British pound sterling and the euro. The U.S. dollar weakened materially against these three currencies during the period from April 1, 2004 through December 31, 2004, which had a positive effect in terms of the U.S. dollar on the results of operations for our International business segment during the current periods. For a discussion of the impact of these exchange rate fluctuations on the revenues of our International business segment, see the Foreign Currency Translation and Its Effect on Revenues for the three and nine month periods ended December 31, 2004 in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

Although changes in foreign currency have affected our results of operations, the Company’s market risk exposure to foreign currency has not changed significantly since March 31, 2004.

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

We have also been advised by our registered certified independent public accounting firm that if management is unable to timely complete actions required for management’s evaluation according to reasonable timetable, it may not be able to complete its assessment of our internal control over financial reporting and attest to management’s report, which development may subject us to regulatory investigations and sanctions and lead to a loss of confidence in our internal control over financial reporting. Any such action could adversely affect our financial results and the market price of our common stock.

Part II - Other Information

Item 1. Legal Proceedings

In May 2002, the Company was sued by Expanse Networks, Inc. (“Expanse”) for patent infringement in the United States District Court for the Eastern District of Pennsylvania. Expanse alleged that the Company infringed two Expanse patents directed to certain specific computer implemented methods for mathematically processing consumer purchase history data to generate and then use a consumer profile. As reported in our Form 10-Q for the quarterly period ended September 30, 2004, this matter was settled in October 2004 with no material adverse effect on the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Repurchases of Equity Securities.

The following table sets forth information relating to the Company’s purchases of its equity securities during the three months ended December 31, 2004:

	(a)	(b)	(c)	(d)
Period (Month of)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Fiscal 2005
October 2004	—	NA	NA	$100,000
November 2004	—	NA	NA	$100,000
December 2004	—	NA	NA	$100,000

(1)	On September 1, 2004, the Company announced that its Board of Directors authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaces the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company last purchased shares in June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of its previous bank credit facility until that facility was replaced on August 27, 2004 with the August 2004 Credit Facility, after which time the Company was no longer restricted from repurchases of its common stock pursuant to the terms of the Credit Facility. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance repurchases of its common stock. There were no repurchases of Company common stock during the nine months ended December 31, 2004.

Item 6. Exhibits

(a) Exhibits. See Exhibit index on page 37 of this Quarterly Report on Form 10-Q

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

February 9, 2005	CATALINA MARKETING CORPORATION
(Registrant)

/s/ Robert D. Woltil
Robert D. Woltil
Interim Chief Financial Officer
(Authorized officer of Registrant and principal
financial officer)

Exhibit No.	Description of Exhibit
10.1	Separation agreement, dated November 9, 2004, between Catalina Marketing Corporation and the former Chief Financial Officer and Executive Vice President of Catalina Marketing Corporation

10.2	Employment agreement, dated March 3, 2004, between Catalina Marketing Corporation and L. Dick Buell, Chief Executive Officer

10.3	Amendment, dated October 25, 2004, to the employment agreement between Catalina Marketing Corporation and L. Dick Buell, Chief Executive Officer, dated March 3, 2004

10.4	Summary of change in compensation for L. Dick Buell, Chief Executive Officer

10.5	Summary of change in compensation for Jay D. Parsons, Executive Vice President, Catalina Marketing Services

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002