Form 10-K/A
period 2004-03-31
CATALINA MARKETING CORP/DE
filed 2005-06-06
CIK 883977

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 (Amendment #1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from         to

                         Commission File Number: 1-11008

                               -------------------

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|     No  |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2 of the Act). Yes  |X|     No  |_|

        As of September 30, 2003, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $15.19 as reported by the New York Stock Exchange, Inc.) was $740,167,505. The number of shares of registrant's common stock, par value $0.01 per share, outstanding as of June 30, 2004, was 52,140,866.

                       Documents Incorporated by Reference
        None.


                                EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Annual Report on Form 10-K ("the Annual Report") originally filed on July 15, 2004 with the Securities and Exchange Commission, solely for the purpose of amending and restating the information provided under Item 9A of Part II, "Controls and Procedures." Except as described above, no other changes are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the July 15, 2004 filing of our Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as described in this Explanatory Note.

                                TABLE OF CONTENTS

                           FORM 10-K/A (Amendment #1)


                                     PART II

Item 9A.          Controls and Procedures                                      1

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and
                    Reports on Form 8 K                                        5

Signatures                                                                     6


Exhibits
--------


31.1              302 Certification of CEO.


31.2              302 Certification of Interim CFO.


32.1              906 Certification of CEO.


32.2              906 Certification of Interim CFO.

                                     PART II


Item 9A.       Controls and Procedures


        As noted under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Delay in Filing Our Annual Report and Quarterly Financial Results for the Fiscal Year Ended March 31, 2004," the filing of this Annual Report on Form 10-K for fiscal year 2004 was delayed because we were required to devote significant time and resources to file our Annual Report on Form 10-K for fiscal year 2003, which was filed on May 17, 2004. The Annual Report on Form 10-K for fiscal year 2003 included audited restatements of our financial statements for the fiscal years ended March 31, 2002 and 2001, in addition to our audited financial statements for the fiscal year ended March 31, 2003. As a result of the recent audit procedures and our continuing efforts to evaluate the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and our "internal controls over financial reporting" (as defined in rule 13a-15(f) under the Exchange Act), PwC has advised us, and we have concluded, that certain internal control deficiencies constituted material weaknesses or significant deficiencies, during the fiscal years ended and as of March 31, 2004, 2003 and 2002, as described below. Also, as described below, we made a number of significant changes in our internal control over financial reporting during our fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        As required under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Due to the material weaknesses and significant deficiencies referenced in this Item, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2004. As noted below, we believe that as of the date of the original filing of this Report on Form 10-K, July 15, 2004, the steps we have taken have addressed the material weaknesses and significant deficiencies described in this Item. Accordingly, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        In light of the foregoing and the matters described in Item 9 -- "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," we have continued to evaluate the effectiveness and design of our disclosure controls and procedures. As part of our ongoing evaluation, in June 2003, our accounting and finance personnel began an extensive effort to analyze our financial information and related accounting records for the fiscal years ended March 31, 2003, 2002 and 2001. These efforts, along with efforts undertaken to position our Chief Executive Officer and our Chief Financial Officer to satisfy their certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review, as described below. In addition, as noted, PwC, in connection with its audit and review of the Company's internal controls, has communicated to our Audit Committee and senior management its findings with respect to internal control over financial reporting issues, including certain "material weaknesses" and "reportable conditions," as defined under standards established by the American Institute of Certified Public Accountants. Management, in performing its evaluation, also considered PwC's findings. The evaluation is ongoing and, accordingly, the Company and our certifying officers may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

        As noted, PwC has advised us, and we have concluded, that the following internal control deficiencies constituted material weaknesses or significant deficiencies, during the fiscal years ended and as of March 31, 2004, 2003 and 2002. In addition, we have identified opportunities to correct these weaknesses and deficiencies. While a number of these weaknesses and deficiencies were found to exist in CHR, certain of the accounting principles addressed in our recent audit activities and other efforts apply to other segments of the Company's business. We outline these below.

        o Deficiencies related to the structure and design of certain financial information reporting processes. We identified deficiencies in our accounting processes for the timing of recognition of revenue in CHR. Specifically, we discovered that in certain instances (i) we recognized revenue for services in periods prior to the periods in which such services were performed and (ii) we did not account for certain oral and written modifications to written agreements in determining the proper recognition of revenues under such agreements, which resulted in revenues being recognized during incorrect periods.

        o Deficiencies related to inadequate or ineffective policies for documenting transactions. We identified deficiencies in documenting and accounting for transactions and in connection with our related policies and practices. Specifically, we identified various transactions in which we applied policies or procedures in a manner that resulted in us prematurely recognizing revenue. We discovered instances where some of our employees failed to follow policies, processes and procedures that were in place for transactions involving the execution of written agreements. In addition, we discovered practices of our employees with respect to which we had not adopted adequate procedures.

        o Deficiencies related to design of policies and execution of processes related to accounting for transactions. We identified deficiencies in accounting for certain aspects of our operations. We discovered deficiencies in our policies and processes for supporting our accounting practices relating to transfer pricing and fair value calculations, verifying account balances and foreign currency translation adjustments; accounting for property and equipment, goodwill, patents, capitalization of software development costs, accruals and minority interests; and determining and disclosing the fair value of stock-based compensation.

        o Deficiencies related to the internal control environment. As a result of the deficiencies described above, we concluded that there were deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the fiscal years ended March 31, 2004, 2003 and 2002 which constituted, at times, material weaknesses and, at other times, significant deficiencies. Under the supervision of the Audit Committee, we have taken steps to address these material weaknesses and significant deficiencies as described below. We continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and being vigilant to identify areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist.

        Since May 2003, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting including the following:

        o In May 2003, we assigned one of our senior executives to assume principal oversight responsibility for CHR and its operations for an interim period, specifically in connection with developing and implementing appropriate disclosure controls and procedures and internal controls over financial reporting.

        o In September 2003, we appointed a new corporate controller of CHR.

        o In November 2003, we adopted the Catalina Health Resource Selling Policies and Procedures. These policies and procedures, as well as other policies adopted by the Company, provide the following:

               o We required all participants in CHR programs to execute written contracts, including amendments to existing contracts, in each case, in form and substance approved by the Company's Executive Counsel for Legal Affairs or authorized CHR officers.

               o We restricted CHR employees from commencing or changing a program prior to the Company receiving a signed contract or amendment to an existing contract.

               o We limited the duration of programs and printing amounts to limits set forth in signed contracts or amendments to existing contracts.

               o We limited deviations from CHR standard contract clauses without prior approval by CHR authorized officers.

        o In November 2003, we established compliance training programs for the Company's employees related to the policies described above and contained in the Catalina Health Resource Selling Policies and Procedures.

        o      In February 2004, we appointed a new president of CHR.

        o In March 2004, we completed the relocation of our CHR operations related to finance, database operations, contract administration, procurement and human resources from our offices located in St. Louis, Missouri, to our headquarters in St. Petersburg, Florida, in order to monitor these operations more closely.

        o We have engaged outside resources to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

        o We are re-evaluating prior policies and procedures and have established new policies and procedures for transactions, account reconciliation procedures and contract management procedures.

        o In July 2004, we added a financial expert to our Board of Directors and the Audit Committee of our Board of Directors as required by the Sarbanes-Oxley Act of 2002.

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

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) (3)        Index to Exhibits
-------        -----------------


    Exhibit No.                      Description of Document
    -----------                      -----------------------


       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.


       31.2         Certification of Interim Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes Oxley Act of 2002.


       32.1 Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


       32.2 Certification of the Interim Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on June 6, 2005.

                                CATALINA MARKETING CORPORATION
                                (Registrant)

                                By:         /s/   ROBERT D. WOLTIL
                                   ---------------------------------------------
                                               Robert D. Woltil

                                        Interim Chief Financial Officer

                                     (Authorized officer of Registrant and
                                     principal financial and accounting officer)