Form 10-K
period 2005-03-31
CATALINA MARKETING CORP/DE
filed 2005-06-13
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-11008

Catalina Marketing Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0499007
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Carillon Parkway, St. Petersburg, FL	33716-2325
(Address of principal executive offices)	(Zip Code)

(727) 579-5000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☒ No  ☐

As of September 30, 2004, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $23.08 as reported by the New York Stock Exchange, Inc.) was $1,131,459,172. The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2005, was 50,567,596.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for 2005 are incorporated by reference in Parts II and III of this report.

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

Factors that may cause such differences include, but are not limited to, the changing market for promotional activities, especially as it relates to policies and programs of consumer packaged goods and pharmaceutical products manufacturers, marketers and retailers; general business and economic conditions; acquisitions and divestitures; risks associated with our growth and finances; government and regulatory policies affecting us and our clients; potential adverse federal, state or local legislation or regulation or adverse determinations subjecting us to additional taxes; the pricing and availability of alternative forms of advertising; our ability to execute on our various business plans and to test, expand and install our networks in new markets; risks associated with reliance on the performance and financial condition of manufacturers, marketers and retailers; technological developments; changes in the competitive and regulatory environments in which we and our clients operate including, without limitation, shifts in consumer purchase patterns and habits such as the channels through which consumers purchase certain types of products; seasonal variations; actual promotional activities and programs with our clients; the success of new services and businesses and the pace of their implementation; our ability to maintain favorable client relationships; our ability to avoid or mitigate material adverse judgments against, or other adverse results affecting, us in the existing United States Securities and Exchange Commission (“SEC”) investigation and shareholder and derivative litigation described in Item 3 — “Legal Proceedings,” or any additional regulatory action, litigation or other proceeding that may be commenced; our ability to maintain effective disclosure controls and procedures and internal control structure; our ability to attract, motivate and/or retain key employees. For a further discussion of certain of these risks, uncertainties and other factors, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

We undertake no obligation to make public indication of changes in, update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTORY NOTE

In this Annual Report on Form 10-K, words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date we are filing this Annual Report on Form 10-K with the SEC.

Item 1. Business

General

Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries, provide behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. We track actual purchase behavior and primarily use Universal Product Code-based scanner technology to target consumers at the retail checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

We are organized and managed by segments, which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and our international operations (“International”), which provides services similar to those provided by CMS in the United States. Our domestic operations include CMS and CHR.

In the United States, as of March 31, 2005, the Catalina Marketing Network®, which supports CMS, was installed in approximately 17,600 retail stores, primarily supermarkets, and reached approximately 216 million shoppers weekly. As of the same date, the Health Resource Network, which supports CHR, was installed in approximately 12,400 pharmacy outlets and reached more than 21 million prescription medication users weekly. Internationally, our network was installed in approximately 5,900 retail locations, primarily supermarkets in Europe and Japan, and reached more than 66 million shoppers weekly.

As of March 31, 2005, we employed approximately 1,100 people in offices throughout the United States, Europe and Japan.

Recent Developments

Significant Business Developments and Events for the Fiscal Year Ended March 31, 2005

•	We sold our Direct Marketing Services (“DMS”), Catalina Marketing Research Solutions (“CMRS”) and Japan Billboard business units. See “Business Segment Information — Discontinued Operations.”

•	During fiscal year 2005, there were changes to our senior management team and to our Board of Directors. Information about our senior management team and our Board of Directors is included in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

•	Effective April 1, 2004, we combined our Manufacturer Services and Retail Services operating segments to create a new segment, Catalina Marketing Services, or CMS. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 1.”

•	On August 25, 2004, we purchased our corporate headquarters facility. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 8.”

•	On August 27, 2004, we entered into a new, five-year $125.0 million revolving credit facility. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 8.”

•	On September 1, 2004, our Board of Directors authorized $100.0 million of funds to be available for the repurchase of our common stock. We repurchased 1.7 million shares of our common stock during the fourth quarter of fiscal year 2005 for a total of $44.2 million. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 15.”

•	On October 1, 2004, we paid an annual cash dividend of $0.30 per common share. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 16.”

Business Segment Information

General

Financial information regarding segment revenues, net income and total assets and geographic information for fiscal years 2005, 2004 and 2003 is presented in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 18.”

Catalina Marketing Services

CMS serves the needs of domestic retailers and consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of the Catalina Marketing Network® is the in-store delivery of incentives at the checkout counter of a retailer of consumer packaged goods, typically a supermarket. We link our proprietary software, computers, central databases and printers with a retailer’s point-of-sale controller and scanning equipment. The network prints customized promotions and communications at the point of sale based on product Universal Product Codes, historical purchase behavior or other scanned information. The printed promotions and communications are handed to consumers by the cashier at the end of the shopping transaction.

Effective April 1, 2004, we restructured the Retail Services and Manufacturer Services units by combining Retail Services and Manufacturer Services and renaming the segment Catalina Marketing Services. We previously reported the activities of Retail Services and CMRS in a segment called “Other.” The restructuring was part of our strategy to optimize our selling and administrative efforts. As a result of the restructuring and the sale of CMRS, the “Other” segment is no longer a reported segment. Segment information for fiscal years 2004 and 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

Our clients contract with us to deliver promotions for them and typically pay us a fee for each print delivered. The primary focus of CMS’ sales efforts is assisting consumer packaged goods manufacturers and retailers with the design of programs that deliver results that achieve their brand and marketing objectives. Our sales and client service teams consult with current and prospective clients to develop and implement customized, targeted marketing programs that meet specific brand strategies and objectives.

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. In general, CMS recognizes revenue at the time a promotion is delivered at the checkout counter of the retail store. The amount of revenue recognized is based on the total incentives delivered multiplied by a per-print fee. We generally bill our clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted promotions or messages for a specified category, or categories, within a four-week period referred to as a “cycle.” CMS divides the calendar into thirteen cycles. The delivery of messages or promotions is based upon particular triggering transactions that are registered at the point of sale (i.e., the checkout counter of a retail store). The majority of our contracts cover multiple cycles.

The methods for consumers to redeem promotions distributed by the Catalina Marketing Network® are similar to the redemption methods of traditional manufacturer coupons. In this regard, retailers provide discounts to consumers who present the coupons. The retailers send redeemed coupons to clearinghouses and receive reimbursements from the manufacturers for the discounts provided, including handling fees.

The two primary programs of CMS are Checkout Coupon® and Checkout Direct®. Through our Checkout Coupon® service, we deliver marketing communications to consumers at checkout, based on the products included in their current shopping basket. Through our Checkout Direct® service, we deliver marketing communications to consumers at the checkout counter using past purchase behavior, which is collected using “frequent shopper” or similar consumer identification methods. Catalina Category Marketing, (“CCM”), a new service offered to clients during fiscal year 2005, is a behavior-based marketing program that drives more efficient volume for the manufacturer, increases loyalty to the retailer and provides value to the consumer. The typical four-week window for a CCM program provides a focal point for trade merchandising collaboration between the manufacturer and retailer. CCM enables consumers who purchase promoted products to receive incentives redeemable during their next shopping trip that can only be used at the participating retailer.

The services provided to retailers by CMS include in-store promotional prints and analytical services that enable retailers to focus on changing consumer shopping patterns with targeted communications, motivate consumers to visit a retailer more frequently, increase the size of purchase transactions, purchase specific products and develop retailer loyalty.

We typically enter into agreements with retail chains to install our network in the retail stores of the chain for an initial specified term. Generally, the retailer pays a one-time fee as a partial reimbursement for the cost of the installation. In general, we pay retailer fees to, and exchange services with, the retailer based on the number of promotions and communications printed. Because of the concentration of ownership in the retail grocery industry, we are dependent on a limited number of retailers that supply the points of distribution for the printed promotions and communications of our manufacturer clients. Approximately 57.1% of the printed in-store promotional incentives provided by CMS for our clients during the fiscal year ended March 31, 2005, were generated from within the stores belonging to five retail chains. If any of these retail chains were to decide to not renew their contract with the Company to provide our services, or if they materially reduce the number of point-of-sale locations included on our network, a material reduction in our revenues could result if we were unable to replace these point-of-sale locations or the number of transactions processed by these locations.

In April 2005, the Company signed an agreement with Walgreens to install the Catalina Marketing Network® at the checkout counters in the drug chain’s approximately 4,700 stores in the United States. The Company anticipates that the installation of the Walgreens stores will be completed during fiscal year 2006. This agreement with Walgreens is in addition to the current relationship between the Company’s CHR business segment and Walgreens, under which CHR distributes a customized patient education communication with each prescription dispensed in the pharmacies.

We own the equipment installed in each retail store, including a printer at each checkout lane linked by a computer on the retailer’s premises to the retailer’s point-of-sale controller and scanning equipment. We operate two data processing facilities in the United States that employ various technologies to transmit instructions to computers installed in retail stores and retrieve program data. All of the equipment and supplies, including computers, printers and paper, used in a retail installation are purchased by us from outside sources. The store equipment and supplies used by our network generally are managed, installed and maintained by our corporate support staff. We outsource certain aspects of the installation and maintenance of our network in retail locations to third- party contractors. While we currently use a limited number of primary suppliers, we believe that alternate sources of supply are available without material interruption to our business.

CMS had a single client, Nestlé, which accounted for approximately 18.9%, 16.1% and 15.1% of revenues generated by CMS for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. We believe that if the Company lost Nestlé as a client it could have a material adverse effect on CMS as well as the Company taken as a whole.

CHR

CHR provides services that assist pharmaceutical and consumer packaged goods manufacturers, as well as retail pharmacies, in providing consumers with condition-specific health information and direct-to-patient communications. CHR’s programs and services enable our clients to inform, acquire and retain patients by providing educational information about their treatment along with the benefits of compliance, and by encouraging dialogue between patients and their healthcare professionals while preserving patient privacy.

CHR’s primary service offerings employ an in-store, prescription information-based technology to provide targeted, direct-to-patient communications on behalf of our pharmaceutical manufacturer and consumer packaged goods clients. These communication services include messages and educational information delivered to healthcare patients at pharmacies participating in the Health Resource Network. The Health Resource Network utilizes a proprietary software system that gives our clients the opportunity to effectively communicate with patients and assists patients in making more informed healthcare decisions.

CHR primarily generates revenues by printing messages for pharmaceutical and consumer packaged goods manufacturers in PATIENTLink™, formerly known as the Health Resource® Newsletter. Distribution of PATIENTLink™ is generated by proprietary technology that can target the consumer based on a variety or combination of factors, including demographic data such as age and gender information, transactional data, primarily the National Drug Codes found on all prescription drugs, and de-identified patient prescription history and information. Importantly, CHR does not receive or retain personally identifiable data or trigger distribution of PATIENTLink™ based on a consumer’s name, address or other personally identifiable information. When a prescription is processed via the Health Resource Network, a customized PATIENTLink™ print with prescription information, therapeutically relevant editorial content and product information is printed in the pharmacy and given to the consumer by their pharmacist along with that consumer’s medication.

CHR enters into agreements with retail pharmacy chains to install the Health Resource Network in pharmacies within the chain. Upon installation, the retailer generally agrees to use the Health Resource Network in its pharmacy for a minimum period of time. CHR pays retailer fees to, and exchanges services with, the retail pharmacy based primarily on the number of PATIENTLink™ prints. Approximately 87.2% of the newsletters printed during the fiscal year ended March 31, 2005, were generated from within the stores belonging to three retail pharmacy chains. If any of these retail pharmacy chains were to decide to not renew their contract with us, or if they materially reduce the number of pharmacy locations participating in our network, a material reduction in CHR’s revenues could result if we were unable to either replace these pharmacy locations or the number of transactions processed by the retail pharmacy chain.

CHR operates the Health Resource Network through a data processing facility that communicates via various technologies with the computer systems of retail pharmacies or computers installed in the pharmacies to send promotional instructions and retrieve program data. The Health Resource Network primarily uses software installed on a retail pharmacy’s point-of sale system which eliminates the need for a separate CHR-operated, on-premises computer in each location. In certain installations, however, CHR’s network and/or printer is connected to the retail pharmacy’s point-of-sale controller by an on-premises computer. In the majority of circumstances, the equipment is owned by the retail pharmacy, however, in some cases, CHR owns the equipment. All of the equipment owned by us is generic and purchased from third-party vendors. Typically, pharmacies are contractually obligated to provide supplies, including toner and paper. The Company believes that alternate sources of equipment and supplies can be secured without significant interruption to CHR’s business.

CHR’s client base varies from year to year and as such a client may be significant in one year and not in another. CHR’s top five clients accounted for 51.8%, 52.9% and 52.1% of its revenues in fiscal years 2005, 2004 and 2003, respectively.

International

The Catalina Marketing Network® operates internationally in a manner similar to that in which CMS operates the network domestically. Our international operations offer a full range of targeted marketing solutions to many of the top consumer packaged goods manufacturers and maintains relationships with major supermarket, hypermarket and other retailers based primarily on a syndicated platform. All financial and statistical results of our wholly owned foreign subsidiaries are included for the twelve month period ending December 31 which is the fiscal year end of our foreign subsidiaries. As of the end of fiscal year 2005, we provided in-store electronic targeted marketing services for retailers in France, Italy, the United Kingdom, Germany and Japan. At the end of fiscal year 2005, the network was installed in approximately 5,900 retail locations in Europe and Japan and reached more than approximately 66 million consumers each week.

International had a single client that accounted for approximately 19.8%, 26.1% and 12.4% of revenues generated by this segment for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. We believe that if this client were lost it could have a material adverse effect on this business segment, but not on the Company taken as a whole.

In fiscal year 2005, International revenues accounted for approximately 15.6% of our total revenues from continuing operations. Our international operations are subject to the normal risks of foreign operations, including: changes in local business and economic conditions, political uncertainties, adapting to different regulatory requirements, interest rate movements, increasing consolidation of retailers and consumer packaged goods manufacturers, competition, pricing pressure, seasonality and changing customer and client preferences. Certain of these risks have affected our business in the past and may also have a material adverse effect on our business, results of operations and financial condition in the future. In addition, sales in our international operations are billed in foreign currencies and are subject to currency exchange fluctuations as are intercompany royalties and financing activities. In prior years, including fiscal year 2005, changes in the value of the U.S. dollar compared with foreign currencies have had an impact on our revenues and margins. We cannot predict the direction or magnitude of currency fluctuations. Where practical, we purchase goods and services in local currencies. We borrow locally to meet our financing requirements in Japan to obtain certain natural and economic hedges, but otherwise do not engage in currency hedge transactions.

In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

Discontinued Operations

In November 2003, we announced our intention to divest DMS, CMRS and Japan Billboard, all of which were determined not to be strategically aligned with our current core businesses. Aggregate revenues generated by DMS, CMRS and Japan Billboard accounted for 5.1%, 13.6% and 18.5% of our total revenues, including discontinued operations, for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

DMS was sold on September 17, 2004. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS was sold on November 29, 2004. CMRS provided a range of traditional marketing research services. The sale of Japan Billboard closed on August 31, 2004, with an effective sale date of July 31, 2004. Japan Billboard operated a billboard and outdoor media business in Japan. The results of operations for these segments are reflected as discontinued operations in our Consolidated Financial Statements. For a complete discussion of the operating results of our discontinued operations, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations.”

Competition

We compete for consumer packaged goods and pharmaceutical manufacturer advertising and consumer promotion budgets with a wide range of alternative media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Our business segments compete with various traditional coupon delivery methods including free-standing inserts, newspapers, direct mail, magazines and in- or on-product packaging, as well as other in-store marketing companies that use a variety of coupon, promotion or other advertising delivery methods. We could experience increased competition from changes and advances in technology. Furthermore, as sales of certain grocery products, particularly in certain specialized consumer product categories, shift from traditional grocery retailers to mass merchandisers and value-chains and other retail channels, our ability to reach shoppers through our existing retail network of traditional grocery stores and pharmacies may be impacted in certain consumer product categories.

We compete for advertising and promotional dollars based on the efficiencies afforded by a unique kind of targeting based on consumer shopping behavior, called behavior-based marketing. Our method of behavior-based marketing requires an efficient network of retail point-of-sale systems and proprietary software and database systems which target individual consumers based on shopping behavior exhibited at the point-of-sale. Our competitive advantages in the practice of behavior-based marketing are achieved through the number of shoppers reached through our networks, the number of household IDs and associated purchase histories available in the database and our ability to deliver consumer insights and influence consumer buying behavior.

Research and Development

Our research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network® and Health Resource Network, market research, software development and system upgrades. For the fiscal years ended March 31, 2005, 2004 and 2003, expenditures for research and development were $2.0 million, $1.2 million and $1.0 million, respectively.

Intellectual Property

We currently hold, and have applications pending for, numerous United States and foreign patents relating to our products and services. These patents include certain remaining targeted incentive patents as well as improvements and additional inventions related to our current and contemplated business, programs and services. In addition, we regard certain computer software utilized by the

Company as proprietary and subject to copyright protection. We also hold, and have pending, numerous service marks and trademarks related to our entities, businesses, products and services that have associated goodwill in the relevant marketplace. We believe that certain intellectual property owned or licensed by us gives us a competitive advantage in certain geographic regions in which we operate. While we continue to pursue protection for intellectual property rights that we have developed, certain of our patents, over time, have and will expire and there is no guarantee that we will be able to secure additional patent rights. The expiration of a patent or loss of patent protection resulting from a legal challenge may result in significant competition from third parties with respect to the covered product or service in a short period of time. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the relevant country. Although we believe that our intellectual property provides us with a competitive advantage, we believe that we are not dependent upon a single patent, or a specific series of patents, the loss of which would have a material adverse effect on our business. In appropriate situations, we seek to protect our proprietary intellectual property rights vigorously.

Government Regulation

Our operations are subject to regulation in the United States and in other countries in which we do business. We are subject to federal and state laws governing privacy and the use of consumer information collected by us. In the United States, various federal agencies including the Federal Trade Commission, the Department of Treasury’s Alcohol and Tobacco Tax and Trade Bureau and various state agencies have promulgated regulations that restrict the advertising of tobacco, dairy and alcohol beverage products. These regulations vary from state to state and can restrict a manufacturer and/or a retailer’s ability to issue coupons for tobacco, dairy and alcohol beverage products. Other state and federal laws also restrict the content and sponsorship of regulated product coupons and messages.

CHR operates in a highly regulated business environment. The United States Food and Drug Administration of the Department of Health and Human Services (“HHS”) regulates the form and content of prescription drug promotions, such as the messaging distributed in PATIENTLink™. In addition, federal privacy regulations, administered by the Office of Civil Rights of HHS, affect the ability of CHR and its retail pharmacy partners to use patient-specific pharmacy information to provide customized PATIENTLink™ prints. Some states have adopted, or are considering adopting, state medical privacy requirements that could be interpreted more stringently than federal medical privacy requirements. Federal antikickback requirements, administered by the HHS Office of the Inspector General, could be interpreted as restricting drug manufacturer-sponsored programs such as PATIENTLink™. State antikickback and consumer protection statutes could also be interpreted to impose similar restrictions.

For a discussion of government regulations related to our international operations, see “Business Segment Information — International.”

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Our website address is www.catalinamarketing.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act.

Item 2. Properties

Our headquarters is located in St. Petersburg, FL. This 143,000 square foot facility houses our principal administrative, marketing, information technology and product development offices. We previously leased this facility from a variable interest entity, but purchased it from this entity during fiscal year 2005.

During fiscal year 2005, we closed 6 sales and support offices in the United States, primarily in conjunction with the sale of our discontinued business segments. As of March 31, 2005, we leased 12 sales and support offices in the United States, consisting of approximately 160,000 square feet in the aggregate, and 5 offices for our foreign operations. We believe that the headquarters facility and the existing sales and support offices are adequate to meet our current requirements and that suitable additional space will be available as needed to accommodate growth of our operations and sales and support office requirements for the foreseeable future.

Item 3. Legal Proceedings

Government Investigations

As previously disclosed, on March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003, to inform the Staff of certain revenue recognition timing issues that management identified at CHR. We believe that the SEC inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2003, 2002 and 2001, which fiscal years were the subject of the various adjustments and restatements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Since the initiation of the informal investigation and through the date of the filing of this Annual Report on Form 10-K, we have been cooperating with the SEC in connection with its investigation, including in-person meetings between our representatives and the SEC Staff, and the provision to the SEC of information and numerous documents. In addition, we have made available as witnesses those individuals under our control in response to the SEC inquiries and requests. Other than the SEC investigation, as of the date hereof, we are not aware of any additional inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the investigation was to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

Securities Actions and Derivative Actions

The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2004, the Lead Plaintiffs served their Consolidated Amended Class Action Complaint on behalf of those who purchased our stock between August 14, 1999 and August 25, 2003, inclusive. The Company and other defendants subsequently moved to dismiss the Consolidated Amended Class Action Complaint which motion was denied by the court on March 31, 2005. Plaintiffs filed a motion for class certification in May 2005. Full briefing on class certification should be completed and submitted to the court by September 2005. In compliance with the applicable rules of civil procedure, the parties have exchanged preliminary information about the witnesses and documents each intends to use in support of their respective positions. The Company anticipates that the parties will engage in more extensive class certification and merits discovery in the near future. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Certain present and former officers and directors of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions entitled The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, commenced in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 commenced in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from the Company, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. In response to the parties’ request for an additional stay, the respective courts stayed each of the actions through August 22, 2005. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005 or through the date of the filing of this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s common stock, par value $0.01 per share (“common stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “POS.” The following table sets forth, for each quarter of the last two fiscal years, the high and low closing prices as reported by the NYSE for the common stock, and dividends declared per common share, for the quarters ended as follows:

	High	Low	Dividends Declared per Common share
Fiscal Year 2004:
June 30, 2003	$19.49	$15.51	—
September 30, 2003	17.53	12.58	—
December 31, 2003	20.99	15.20	—
March 31, 2004	21.11	17.12	—

Fiscal Year 2005:
June 30, 2004	$19.87	$16.43	—
September 30, 2004	23.88	17.36	$0.30
December 31, 2004	30.52	23.48	—
March 31, 2005	28.70	25.13	—

Holders. As of March 31, 2005, there were approximately 760 registered holders of the Company’s common stock.

Dividends. During fiscal year 2005, the Company paid its first annual dividend of $0.30 per share. The Company expects to pay similar dividends in the future. However, the payment and rate of dividends on the Company’s common stock is subject to several factors including operating results, availability of cash and financial requirements of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans. The information called for by Item 5 will be contained in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders under the caption Equity Compensation Plan Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission on or about the time of the filing of the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2005.

The following table sets forth information relating to the Company’s purchases of its equity securities during the three months ended March 31, 2005:

Period (Month of)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

				(in thousands)
Fiscal Year 2005:
January 2005	—	NA	NA	$100,000
February 2005	1,018,400	$26.80	1,018,400	$72,703
March 2005	633,700	$26.63	633,700	$55,825

(1)	On September 1, 2004, the Company announced that its Board of Directors had authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaced the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance the remaining authorized repurchases of its common stock. Factors governing the future repurchase of the Company’s common stock will include consideration of the market price of the common stock at the time of the contemplated repurchase.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Consolidated Financial Statements and Supplementary Data.” The following selected consolidated financial data for each fiscal year presented is derived from our audited Consolidated Financial Statements. Previously reported amounts for fiscal years 2001 through 2004 have been adjusted to reflect the reclassification of the results of certain discontinued operations that were sold during fiscal year 2005.

	Fiscal Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$410,062	$408,632	$383,849	$367,861	$339,977
Income from continuing operations	68,596	60,397	51,564	66,645	55,642
Cumulative effect of accounting change, net-of-tax(1)	—	(770)	—	—	—
Income (loss) from discontinued operations	(3,144)	(78,900)	3,534	(8,095)	(8,482)
Net income (loss)	65,452	(19,273)	55,098	58,550	47,160
Diluted income (loss) per common share (2):
From continuing operations	$1.31	$1.15	$0.94	$1.17	$0.96
From discontinued operations (3)	(0.06)	(1.50)	0.06	(0.14)	(0.15)
Cumulative effect of accounting change, net-of-tax(1)	—	(0.02)	—	—	—

Net income (loss)	$1.25	$(0.37)	$1.00	$1.03	$0.81

Diluted weighted average common shares outstanding	52,356	52,324	54,885	57,104	57,919
Balance sheet data:
Cash and cash equivalents	$116,191	$72,704	$1,715	$13,656	$5,373
Total assets	392,738	386,809	422,421	415,902	396,424
Long-term debt	34,324	29,908	49,926	46,035	68,330
Total stockholders’ equity	196,374	184,662	215,995	223,263	183,045
Cash dividend declared per common share	$0.30	$—	$—	$—	$—
Other data:
Installed retail store base at end of period – CMS	17,609	17,604	17,498	16,488	15,475
Installed pharmacy base at end of period – CHR	12,423	11,929	17,827	17,716	12,578
Installed retail store base at end of period – International	5,907	5,545	4,069	3,338	2,547
Capital expenditures	$22,527	$26,427	$42,555	$30,813	$54,540
Payments for repurchases of common stock	$44,174	$13,307	$71,973	$46,529	$15,842

(1)	See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 2” regarding the cumulative effect of an accounting change related to the Company’s adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
(2)	As of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment testing at least annually. In fiscal year 2001, goodwill amortization expense reduced diluted earnings per common share by $0.07.
(3)	See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19” regarding discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risk factors should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I — “Special Note Regarding Forward-Looking Statements.” Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

Overview

For a description of our operations and business segments, please refer to Item 1 — “Business – General.” The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 — “Consolidated Financial Statement and Supplementary Data.”

CMS is the result of a combination of our Manufacturer Services and Retail Services segments that was effective on April 1, 2004. See Item 1 — “Business — Business Segment Information” for a further discussion of this combination. Segment information for fiscal year 2004 and fiscal year 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

Fiscal year 2005 was a successful year for Catalina Marketing Corporation. During fiscal year 2005, Catalina returned to its core skills and strengths. We divested four non-strategic business units; three of which, DMS, CMRS and Japan Billboard, are included in discontinued operations. The fourth, our loyalty card business, was sold on March 31, 2004. Catalina achieved consolidated sales and profit growth despite the approximately $30.0 million revenue challenge faced by CMS due primarily to the reduction of spending by a large manufacturer client and the sale of the loyalty card business. Earnings per share from continuing operations grew from $1.15 per diluted share in fiscal year 2004 to $1.31 for fiscal year 2005. In evaluating our business, management focuses on the Company’s core continuing operations: CMS, CHR and International.

CMS

CMS finished fiscal year 2005 with total revenues of $269.6 million, a $12.5 million decline from the prior year. This result was accomplished despite an approximately $30.0 million net decrease in revenues attributed to the reduced promotional spending activity on our network by a large manufacturer client of approximately $20.4 million and an additional $9.6 million decrease as a result of the March 2004 disposition of the Company’s loyalty card business. During fiscal year 2005, CMS improved income from operations by almost 2% and had a solid year with renewals of both key manufacturer clients and retailer relationships.

In fiscal year 2005, CMS introduced CCM, a new behavior-based marketing program that drives more efficient volume for manufacturers, increases loyalty to retailers and provides value to the consumer. CCM enables consumers who purchase promoted products to receive incentives redeemable during their next shopping trip that can only be used at the participating retailer. CMS recognized approximately $9.0 million in revenues from this new service in fiscal year 2005, and management expects revenues generated by this service to increase in future periods.

CMS significantly solidified its distribution network with the renewal of multiple significant retail contracts in fiscal year 2005. Eleven retail chains renewed multi-year contracts, representing nearly a third of our installed retail store base. We believe that these renewals demonstrate retailers’ continued confidence in a partnership with Catalina and the value the Catalina Marketing Network® brings to them and their valued customers. CMS recently signed a new multi-year agreement with Walgreens to install and operate the Catalina Marketing Network® at the checkout counters in the chain’s 4,700-plus U.S. stores. The Company anticipates that this agreement will extend the consumer reach opportunities across our syndicated network. Capital expenditures required to fund this project are estimated to be approximately $20.0 million, with installation scheduled to be complete by the end of fiscal year 2006. Although this relationship is expected to provide long-term growth opportunities, the Company does not expect revenues and expenses to be significantly affected in fiscal year 2006.

CHR

CHR achieved record-setting income from operations in fiscal year 2005. Excluding an $11.6 million adjustment for revenues deferred from a prior year and recognized in fiscal year 2004, CHR revenues increased $10.0 million to $76.2 million in fiscal year 2005. Income from operations grew from $12.2 million in fiscal year 2004 to $15.7 million in fiscal year 2005, a $3.5 million, or a 29% increase. The Company attributes CHR’s improved results in fiscal year 2005 to increased pharmaceutical account penetration, ongoing cost control and innovative new service offerings. As of March 31, 2005, our penetration represented approximately 34% of all prescriptions processed nationwide. We believe that there is opportunity for expansion of the Health Resource Network in the retail pharmacy and chain drug store space.

International

International’s revenues were $64.1 million, up 29% over prior year. While favorable currency exchange rates played a significant role, meaningful growth was achieved. Catalina Marketing International revenue growth in local, or constant, currency was approximately 19% for the year. In the UK, growth was achieved due to an increase in the number of retail stores. Results in France were strong; in Italy, business growth continues, with fiscal year 2005 revenues up 44% in local currency over the prior year. Germany successfully completed three retail pilot tests and is now preparing for the fiscal year 2006 rollout of two major supermarket chains in that country. Finally, Japan continues to capitalize on manufacturer sales opportunities, with revenues up 57% on a local currency basis. The increase in revenues, combined with its business restructuring, helped Catalina Marketing Japan approach a break-even operating profit in fiscal year 2005.

Due to the diversity of our business operations, management does not rely on any single or series of overriding metrics to measure or manage the performance of the Company’s businesses in the aggregate. While management does not use overriding metrics, we do monitor certain metrics specific or unique to the nature of each business segment’s operations. For example, we analyze and manage the performance of CMS based on a series of metrics including, but not limited to, store installation base and shopper reach. Management also analyzes the performance of CHR using similar metrics such as pharmacy installation base and the average weekly prescription medication users reached; however, due to numerous factors, including the complexity and limited predictability of product mix at CHR, store/pharmacy installation base and the average weekly prescription medication users reached can not be viewed as reliable indicators of the Company’s performance in the aggregate. Please refer to Segment Results-Continuing Operations for a discussion of the metrics used by management to evaluate each of its segments.

Results of Operations

The following table includes the revenues, income (loss) from operations and net income (loss) for each of our reportable segments included in continuing operations for the fiscal years ended March 31, 2005, 2004 and 2003. The accounts of our wholly- owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end. In general, we expect our revenues to be greater during periods of higher promotional activity by manufacturers. The pattern of promotion distribution is irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. The seasonality of our international operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be affected by the difference in fiscal years. These factors, as well as the overall changes in the number of retailer and manufacturer contracts with the Company, the timing of changes of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 18” for additional segment financial information.

	Year Ended March 31,
	2005	% Change(1)	2004	% Change(1)	2003
	(in thousands)
Revenues
CMS	$269,612	(4.4)%	$282,128	(3.2)%	$291,466
CHR	76,167	(2.1)	77,765	23.4	63,016
International	64,116	29.3	49,580	65.3	29,991
Corporate	3,613	19.4	3,027	9.5	2,764
Eliminations	(3,446)	(10.9)	(3,868)	14.2	(3,388)

Total Revenues	$410,062	0.3%	$408,632	6.5%	$383,849

Income (Loss) from Operations
CMS	$124,283	1.7%	$122,224	(4.1)%	$127,471
CHR	15,729	28.7	12,224	NM	(8,496)
International	15,503	181.2	5,513	NM	(1,177)
Corporate	(46,713)	11.7	(41,829)	32.1	(31,665)

Total Income from Operations	$108,802	10.9%	$98,132	13.9%	$86,133

Net Income (Loss)
CMS	$73,879	1.6%	$72,724	(4.1)%	$75,847
CHR	9,356	28.6	7,273	NM	(5,080)
International	7,395	NM	462	NM	(3,242)
Corporate	(22,034)	9.8	(20,062)	25.7	(15,961)

Net income from continuing operations	68,596	13.6	60,397	17.1	51,564
Discontinued operations	(3,144)	NM	(79,670)	NM	3,534

Net Income (Loss)	$65,452	NM	$(19,273)	NM	$55,098

Consolidated Effective Tax Rate	37.8%		38.1%		38.1%

(1)	NM - Not Meaningful

The consolidated effective tax rate was 37.8%, 38.1% and 38.1% for fiscal years 2005, 2004 and 2003, respectively. The decrease in the effective tax rate for fiscal year 2005 as compared with 2004 and 2003 was primarily due to the benefit of utilizing tax loss carryforwards on income recognized in certain foreign jurisdictions.

Segment Results - Continuing Operations

CMS

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is based on the total incentives or communications delivered multiplied by a per-print fee. The delivery of incentives or communications is based upon particular triggering transactions that are registered at the point of sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the installation base of and number of transactions accessed by the Catalina Marketing Network® and the ability to attract and retain consumer packaged goods manufacturers to use the targeted communication capabilities offered by the network. The following table presents the number of stores in which the network was installed and the average number of shoppers reached each week as of March 31, 2005, 2004 and 2003:

	March 31,
	2005	2004	2003
Retailer stores installed	17,609	17,604	17,498
Average weekly shoppers reached (in millions)	216	209	207

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

Revenues decreased by $12.5 million, or 4.4%, to $269.6 million in fiscal year 2005 from $282.1 million, primarily due to a decline in revenues of $9.6 million attributable to the sale of the Company’s loyalty card business on March 31, 2004.

As previously reported, CMS had a significant consumer packaged goods (“CPG”) manufacturer client that accounted for 8.3% and 8.5% of its revenues for the fiscal years 2004 and 2003, respectively. This client notified the Company in fiscal year 2004 that, beginning in fiscal year 2005, it did not intend to purchase the Company’s services at the same levels it had in prior years. Although this client represented a significant portion of CMS’ revenues in prior years, revenues from manufacturers were relatively unchanged at a $0.4 million increase in fiscal year 2005 as compared with fiscal year 2004. During fiscal year 2005, CMS was able to replace the $20.4 million net decline in revenues from this client with revenues from new and existing CPG manufacturer clients. For fiscal year 2005, the volume of paid promotions printed increased by 5.8% (including the effects of the reduction in revenue from the previously mentioned client), but was partially offset by a 5.3% decline in the average price per print primarily due to a shift in the mix of services sold to lower-priced services.

Income from operations increased $2.1 million, or 1.7%, to $124.3 million in fiscal year 2005, from $122.2 million in fiscal year 2004, primarily due to a $14.6 million decline in operating expenses, partially offset by a $12.5 million decrease in revenues. Decreased operating expenses resulted primarily from declines in direct operating and selling, general and administrative (“SG&A”) expenses of $6.1 million and $7.1 million, respectively. The reduction in direct operating expenses was primarily due to an $11.4 million reduction in expenses resulting from the March 31, 2004 sale of the loyalty card business, partially offset by a $5.0 million increase in retailer fees. The current year increase in retailer fee expense was primarily attributable to changes in certain retailer fee contracts. During fiscal year 2005, the Company renegotiated several significant retailer contracts resulting in increased retailer fees in fiscal year 2005. Since the increased fees have been established during the entire term of these specific retailer contracts, the Company expects retailer fees in fiscal year 2006 to exceed retailer fees in fiscal year 2005. However, due to a variety of factors including the volume of prints to be distributed at these retailers during fiscal year 2006, the Company is not able to predict the impact of these contracts on retailer fees with any certainty.

The $7.1 million decline in SG&A expenses was primarily due to a $3.8 million decline in sales force expenses attributable to reduced headcount and relocation expenses as compared with the prior year. In addition, SG&A expenses in fiscal year 2004 include a $1.0 million loss on the sale of the loyalty card business.

Net income increased by $1.2 million, or 1.6%, for the year ended March 31, 2005 compared with the year ended March 31, 2004 primarily due to the factors affecting operating results.

Year Ended March 31, 2004 Compared with Year Ended March 31, 2003

Revenues were $282.1 million in fiscal year 2004, down 3.2% from revenues of $291.5 million in fiscal year 2003, primarily due to a $5.5 million decrease in revenues from retailers, resulting from a decrease in loyalty card programs, and due to a $4.2 million reduction in revenues from manufacturers, resulting from a decrease in the volume of promotions printed.

Income from operations was $122.2 million in fiscal year 2004, down 4.1% from income from operations of $127.5 million in fiscal year 2003. The decrease in income from operations was primarily due to the $9.4 million decrease in revenues, described above, partially offset by a $4.1 million decrease in operating expenses. Direct operating expenses decreased $8.6 million in fiscal year 2004, or 9.8%, compared with fiscal year 2003, primarily due to a $3.1 million decrease directly related to the decrease in loyalty card revenues, and a $2.5 million decrease in sales commissions expense. The decrease in direct operating expense was partially offset by increases in SG&A and depreciation and amortization expenses. SG&A increased $2.3 million to $52.7 million in fiscal year 2004 from $50.4 million in fiscal year 2003. Depreciation and amortization increased $2.2 million to $28.1 million in fiscal year 2004 from $25.9 million in fiscal year 2003. Both of these increases were due to increased corporate costs which were allocated to CMS.

Net income was $72.7 million in fiscal year 2004, down 4.1% from net income of $75.8 million in fiscal year 2003. The decrease in net income was due primarily to the decrease in income from operations discussed above.

CHR

CHR’s primary service offerings use in-store, prescription-based technology to provide targeted, direct-to-patient communications on behalf of its clients. These communication services include messages and educational information to healthcare patients at retail pharmacies participating in the Health Resource Network. CHR primarily generates revenues by printing messages for pharmaceutical and CPG manufacturers.

Management analyzes the performance of CHR through a review of the pharmacy installation base and the average weekly prescription medication users reached. These metrics provide a framework for evaluating current performance, as well as acting as measure of the reach of the network, which is important in attracting additional pharmaceutical and CPG manufacturers to utilize the services of the Health Resource Network. The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the periods ended March 31, 2005, 2004 and 2003:

	March 31,
	2005	2004	2003
Pharmacies installed	12,423	11,929	17,827
Average weekly prescription medication users reached (in millions)	21	20	18

In fiscal year 2004, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from newsletters delivered at Eckerd and CVS were approximately $9.9 million, or 12.7%, of total CHR revenue in fiscal year 2004 and $10.4 million, or 16.5%, of total CHR revenue in fiscal year 2003. Although these pharmaceutical chains represented a significant portion of the installation base, revenues and expenses at CHR for fiscal year 2005 were not significantly affected. Furthermore, management does not expect the deinstallation of Eckerd and CVS to have a significant effect on future results of operations.

Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

CHR revenues declined by $1.6 million, or 2.1%, to $76.2 million for fiscal year 2005 as compared with $77.8 million for fiscal year 2004. Revenues for fiscal year 2004 include an $11.6 million adjustment for revenues deferred from a prior year. Excluding the impact of the prior year deferred revenue adjustment, revenues increased by $10.0 million, or 15.1%. The increase was attributable to a 24.1% increase in the average price per revenue-producing newsletter, which was attributable to a change in program mix. The increase in revenues from the shift in mix was partially offset by a 5.5% decrease in the number of revenue-producing newsletters, which was primarily due to the loss of Eckerd and CVS in fiscal year 2004.

Income from operations increased by $3.5 million, or 28.7%, to $15.7 million for fiscal year 2005 as compared with $12.2 million for fiscal year 2004 due to lower operating expenses, partially offset by a $1.6 million decline in revenues. Direct operating expenses declined by $2.2 million in fiscal year 2005 as compared with fiscal year 2004 due primarily to a $2.7 million decrease in retailer fees, which resulted from (i) a change in product mix, (ii) renegotiated contracts with certain retailers and (iii) changes in the method of reimbursement to retailers for certain printing expenses. SG&A expenses declined by $1.2 million due primarily to decreases in sales force expenses and costs savings from the reorganization of information technology development functions to provide for more efficiency. Finally, depreciation and amortization expense declined by $1.7 million due to current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

Net income increased by $2.1 million, or 28.6%, for the year ended March 31, 2005 compared with the year ended March 31, 2004 primarily due to the factors affecting income from operations.

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

Income from operations was $12.2 million in fiscal year 2004, a $20.7 million improvement over a loss from operations of $8.5 million in fiscal year 2003. The increase in operating results was due primarily to the increase in revenues described above and a reduction in direct operating and SG&A expenses. Direct operating expenses decreased $3.8 million in fiscal year 2004, or 7.7% over fiscal year 2003, primarily due to a net $3.2 million reduction in retailer fees and store-related expenses as a result of our renegotiation of contracts with key retail pharmacy chains. CHR’s field operations personnel costs were also reduced. SG&A expenses decreased $2.1 million, or 12.4%, compared with fiscal year 2003 due to a reduction in marketing, selling and other administrative expenses. The field operations and SG&A expense reductions were achieved through restructuring during fiscal year 2004.

Primarily as a result of the revenues and expense improvements described above, net income was approximately $7.3 million in fiscal year 2004, up $12.4 million from a net loss of $5.1 million in fiscal year 2003.

International

The Company operates internationally in a similar manner to the domestic CMS business for clients in France, Italy, the United Kingdom, Germany and Japan.

The following table presents the International retail installation base, the number of retail chains across which the Catalina Marketing Network® is installed internationally and the average weekly shoppers reached as of March 31, 2005, 2004 and 2003:

	March 31,
	2005	2004	2003
Retail stores installed	5,907	5,545	4,069
Retail chains	40	30	21
Average weekly shoppers reached (in millions)	66	65	44

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

Revenues for International increased by $14.5 million, or 29.3%, to $64.1 million for fiscal year 2005 as compared with $49.6 million for fiscal year 2004. Of this increase, $5.2 million was attributable to the favorable effect of foreign currency exchange movements. Also contributing to the increase in revenues was a $0.9 million fee that was paid to the Company’s operations in Japan due to a retailer’s early contract termination. The remaining increase of $8.4 million was primarily due to increased manufacturer and retail revenues of $5.9 million and $2.8 million, respectively. The increase in manufacturer revenue was due to growth in France, Italy and Japan of 6%, 44% and 55%, respectively. The increases in France and Italy were due, to some extent, to the growth of the installation base and average shopper reach in those countries, as well as continued penetration of CPG manufacturers. As noted above, Japan lost a retail client in the current year, which resulted in a reduction of its installation base and shopper reach during fiscal year 2005. However, the loss did not occur until the third quarter and Japan was able to benefit from revenue growth from manufacturer clients. The Company does not expect the loss of this retailer to have a significant affect on revenues and expenses in fiscal year 2006. The increase in retailer revenues was attributable to operations in the United Kingdom, where the Company expanded its network into additional retail stores during fiscal year 2005.

Income from operations increased by $10.0 million, or 181%, to $15.5 million for fiscal year 2005 as compared with $5.5 million for fiscal year 2004. The improvement in income from operations was due to current year revenue growth partially offset by volume-related increases in direct costs of $1.5 million, increased SG&A expenses of $2.5 million, primarily due to the addition of sales personnel, and increased depreciation expense of $0.6 million due to the acquisition of additional store equipment in the current year.

Net income for International increased by $6.9 million for fiscal year 2005 as compared with fiscal year 2004. The increase was due to the factors affecting operating results, partially reduced by an increase in the provision for income taxes of $3.0 million.

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

Income from operations was $5.5 million in fiscal year 2004, up $6.7 million from an operating loss of $1.2 million in fiscal year 2003. The increase in operating results was due primarily to the increase in revenues from France described above and was partially offset by an increase in direct operating and SG&A expenses in fiscal year 2004. International direct operating expenses increased $5.0 million, or 49.9%, in 2004, primarily due to an increase in the number of stores installed on the network and a corresponding increase in printer and store-related expenses and staffing related costs. SG&A expenses also increased by $5.3 million, or 30.7%, primarily due to the addition of sales personnel. Depreciation and amortization expense for fiscal year 2004 increased by $2.6 million, or 67.5%, primarily due to growth in the store base.

Net income was $0.5 million in fiscal year 2004, compared with a net loss of $3.2 million in fiscal year 2003. The $3.7 million increase in net income was due primarily to the increase in operating results discussed above.

Corporate

Direct operating expenses for our corporate group included costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources and executive management. These costs were included in direct operating expenses, SG&A expense and depreciation and amortization expense in the accompanying Consolidated Statements of Operations included in Item 8 — “Consolidated Financial Statements and Supplementary Data” for the fiscal years ended March 31, 2005, 2004 and 2003. For purposes of segment reporting, these corporate costs were allocated to the CMS and CHR business segments in fiscal year 2005, 2004 and 2003 using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that could be directly attributed to the business segments were allocated to that business segment. Costs that were indirectly attributed to the business segments were allocated proportionately based on the business segment’s revenues, number of printed incentives, square feet of space used, headcount or other relevant statistics, depending on the type of cost. For example, the cost to maintain the Company’s corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed incentives; data communications costs are allocated based upon revenues. Of the total corporate group operating expenses, 63.8%, 66.6% and 76.2% were allocated to the operating segments during the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Amounts previously allocated to DMS and CMRS were reversed when those two business units were reclassified to discontinued operations. There were no allocations of corporate costs and expenses to Japan Billboard.

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

The Corporate loss from operations increased by $4.9 million for the year ended March 31, 2005 compared with the year ended March 31, 2004. The increase was primarily attributable to (i) $7.3 million of increased incentive compensation expense due to current year performance, (ii) $2.8 million of increased consulting fees for special business development-related consulting projects and (iii) $3.3 million for costs related to the implementation of Section 404 of the Sarbanes-Oxley Act in the current year. These costs increases were partially offset by the reversal of a liability for a sales tax assessment of approximately $4.4 million. See further discussion regarding such reversal in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 9.” Net loss for Corporate increased by $2.0 million for the year ended March 31, 2005 compared with the year ended March 31, 2004 primarily due to the factors affecting loss from operations, partially offset by lower interest expense and a lower consolidated effective tax rate, which was reflected as a favorable adjustment to Corporate for the year ended March 31, 2005.

Year Ended March 31, 2004 Compared with the Year Ended March 31, 2003

The Corporate loss from operations increased by $10.2 million for the year ended March 31, 2004 compared with the year ended March 31, 2003, primarily due to increased SG&A expenses. In fiscal year 2004, SG&A expenses included $7.3 million related to costs incurred in connection with the completion of our Annual Report on Form 10-K for fiscal year 2003, including the restatement of our financial statements for fiscal years 2002 and 2001, for legal fees, external audit fees, director meeting fees and other related costs. Net loss for Corporate increased by $4.1 million for the year ended March 31, 2004 compared with the year ended March 31, 2003 primarily due to the factors affecting loss from operations, partially offset by increased interest income.

Foreign Currency Translation and Its Effect on Revenues

Our consolidated revenues from continuing operations for the fiscal year ended March 31, 2005 were $410.1 million, which included $64.1 million from our foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese Yen. These currencies strengthened against the United States Dollar during our fiscal year ended 2005. Accordingly, revenues in United States Dollars for our foreign operations would have been 8.2% lower for fiscal year 2005, if translated using the weighted average currency translation rates for fiscal year 2004.

Segment Results – Discontinued Operations

As noted above and in previous filings, in November 2003, we announced our intent to divest DMS, Japan Billboard and CMRS because they were deemed not to be strategically aligned with our current core businesses. Aggregate revenues generated by DMS, Japan Billboard and CMRS accounted for 5.1%, 13.6% and 18.5% of the Company’s total revenues, including discontinued operations, for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Aggregate net loss generated by DMS, Japan Billboard and CMRS for fiscal year 2005 totaled $3.1 million. In fiscal years 2004 and 2003, these businesses generated aggregate net income (loss) of ($78.9) million and $3.5 million, respectively.

DMS

We sold DMS on September 17, 2004. As such, the results of operations for the periods in fiscal years 2005, 2004 and 2003 are reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19.”

Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

Revenues for DMS decreased by $26.8 million to $10.3 million for the year ended March 31, 2005 compared with revenues of $37.1 million for the fiscal year ended March 31, 2004. The decrease was primarily attributable to fewer operating days in fiscal year 2005 as a result of the sale on September 17, 2004 and due to lower sample mailings as a result of a significant decrease in DMS’ sales personnel after the announcement in November 2003 of our intent to divest DMS.

Loss from operations for DMS was $1.4 million for the year ended March 31, 2005 compared with a loss from operations of $29.8 million for the year ended March 31, 2004. The improvement in operating results was primarily due to a goodwill impairment charge of $29.8 million recognized in fiscal year 2004. In addition, the results for fiscal year 2005 include an additional goodwill impairment charge of $1.6 million. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 3” for a discussion of the goodwill impairment charges.

Net income for DMS was $1.8 million for the year ended March 31, 2005, which included a gain of $3.3 million recognized upon the sale of the business. Net loss for DMS for the year ended March 31, 2004 was $29.8 million.

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

Loss from operations was $29.8 million in fiscal year 2004, down from an operating profit of $3.3 million in fiscal year 2003. In addition to the decline in revenues described above, the decrease in operating results was primarily due to a $29.8 million goodwill impairment charge.

Net loss was $29.8 million in fiscal year 2004, down from net income of $2.0 million in fiscal year 2003. The decrease in net income was due mainly to the decrease in loss from operations described above.

Japan Billboard

We sold Japan Billboard on August 31, 2004. As such, the results of operations for Japan Billboard for the periods in fiscal years 2005, 2004 and 2003 have been reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19.”

Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

Revenues for Japan Billboard were $6.7 million for the year ended March 31, 2005 compared with $14.7 million for the year ended March 31, 2004. Revenues at this business unit continued to decline through the date it was sold as a result of the effect of the Voluntary Global Tobacco Marketing Initiative (the “Initiative”). See our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for a more detailed description of the Initiative.

Loss from operations for Japan Billboard was $0.2 million for fiscal year 2005 compared with an operating loss of $35.3 million for fiscal year 2004. The operating loss for fiscal year 2004 included charges of $30.5 million and $4.1 million related to the impairment of goodwill and the impairment of long-lived assets, respectively. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 3” for a discussion of the impairment charges.

Net loss for Japan Billboard was $0.7 million for fiscal year 2005, which included a loss of $0.5 million recognized upon the sale of the business. Net loss for Japan Billboard for fiscal year 2004 was $37.0 million, which included the impairment charges for goodwill and long-lived assets.

Year Ended March 31, 2004 Compared with Year Ended March 31, 2003

Revenues were $14.7 million in fiscal year 2004, down 30.2% compared with revenues of $21.1 million in fiscal year 2003. The decrease in revenues was due mainly to a continued reduction in spending from one tobacco producing client related to the Initiative.

Loss from operations was $35.3 million in fiscal year 2004, a $35.8 million decline from an operating profit of $0.5 million in fiscal year 2003. In addition to the decline in revenues described above, the decrease in operating results was primarily the result of a $30.5 million goodwill impairment charge, a $4.1 million billboard asset impairment charge and a $0.3 million increase in depreciation expense due to the effect of the adoption of SFAS No. 143 to record disposal and retirement obligations on its long-lived billboard assets. The reduction in revenue was offset in part by a $3.8 million, or 24.6%, reduction in operating expenses associated with fewer billboards.

Net loss was $37.0 million in fiscal year 2004, as compared with net income of $0.1 million in fiscal year 2003. The decrease in net income was due mainly to the decrease in operating profit discussed above and, to a lesser extent, a $1.3 million increase in the tax provision associated primarily with the recording of a valuation allowance on the segment’s net deferred tax assets.

CMRS

We sold CMRS on November 29, 2004. As such, the results of operations for CMRS for the periods in fiscal years 2005, 2004 and 2003 have been reported net of taxes on one line, Income (loss) from discontinued operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19.”

Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

Revenues for CMRS were $5.1 million for fiscal year 2005, compared with revenues of $12.5 million for fiscal year 2004. Revenues declined during fiscal 2005 as compared with fiscal 2004 primarily due to the announcement in November 2003 of the decision to sell the business, which resulted in the loss of key sales personnel, and due to less operating days during fiscal year 2005 as a result of the sale on November 29, 2004.

CMRS had a loss from operations of $4.1 million for fiscal year 2005 as compared with a loss from operations of $20.3 million for fiscal year 2004. The improvement was primarily attributable to a $21.2 million goodwill impairment charge recorded during the prior year, partially offset by a $2.6 million goodwill impairment charge recorded during the current year and due to the further decline in revenues. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 3” for a discussion of the goodwill impairment charges.

Net loss for CMRS for fiscal year 2005 was $4.2 million and was attributable to the loss from operations of $4.1 million and the loss on the sale of CMRS of $1.7 million, partially offset by a current year tax benefit of $1.5 million.

Year Ended March 31, 2004 Compared with Year Ended March 31, 2003

Revenues for CMRS were $12.5 million for fiscal year 2004, compared with revenues of $15.5 million for fiscal year 2004. Revenues declined during fiscal 2004 as compared with fiscal 2003 primarily due to the announcement in November 2003 of the decision to sell the business, which resulted in the loss of key sales personnel.

CMRS had a loss from operations of $20.3 million for fiscal year 2004 as compared with income from operations of $2.4 million for fiscal year 2003. The decrease in operating results was primarily attributable to a $21.2 million goodwill impairment charge recorded during fiscal year 2004. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 3” for a discussion of the goodwill impairment charges.

Net loss for CMRS for fiscal year 2004 was $12.1 million as compared with net income for fiscal year 2003 of $1.4 million. The decline was primarily attributable to the loss from operations noted above.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations, a credit agreement with a syndicate of commercial banks, various credit agreements entered into by our Japan subsidiary and the indebtedness under a lease arrangement. There were several changes to our non-operational sources of cash during fiscal year 2005. These changes are discussed below in Other Sources of Liquidity. Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt. Our sources of liquidity may also be used for cash dividends and repurchases of our common stock. We will continue to invest in new business development, sales and marketing, in our Catalina Marketing Network® and other support technology, employee development and retention and enhanced systems of reporting and controls.

Cash flows from operations in fiscal year 2005 and through the current date have been sufficient to meet our liquidity needs and should be sufficient to meet our projected cash requirements for at least the next twelve months. Cash on hand as of March 31, 2005 was $116.2 million. Of the total amount on hand, approximately $19.3 million was held by our subsidiary in France and can not be transferred to the United States without incurring applicable income taxes.

The current portion of our long-term debt of $30.3 million as of March 31, 2005 consisted of a $30.0 million Eurodollar-based tranche that we repaid in April 2005 and $0.3 million of current portion of installment debt in Japan. Our long-term debt outstanding as of March 31, 2005 was $34.3 million. See Capital Requirements – Contractual Obligations for a discussion of our contractual commitments, which include our bank indebtedness as well as contractual obligations related to our operations.

We believe that our policy regarding the availability of sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, creation and expansion of markets, share repurchases, acquisitions, investments, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facilities, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

Fiscal Year Ended March 31, 2005 Compared with the Fiscal Year Ended March 31, 2004.

Net cash provided by operating activities was $118.0 million for the fiscal year ended March 31, 2005 compared with $138.1 million for the fiscal year ended March 31, 2004. The decrease in net cash provided by operating activities for the year ended March 31, 2005, as compared with the same period in the prior year, was primarily due to a decrease in cash flows provided from changes in net operating assets and liabilities. Cash provided from changes in operating assets and liabilities during fiscal year 2004 was $16.5 million as compared with cash used by changes in operating assets and liabilities for fiscal year 2005 of $1.5 million. The $18.0 million reduction in cash provided from net operating assets and liabilities was primarily due to a $23.6 million unfavorable change in accounts receivable and a $14.6 million unfavorable change in accrued expenses, partially offset by a $19.8 million favorable change in accounts and taxes payable. The unfavorable change in accounts receivable year-over-year was primarily due to the timing of customer billings and collections. The unfavorable change in accrued expenses year-over-year was primarily due to the timing of payroll-related payments, including sales commissions, a decrease in accrued professional fees and, with respect to fiscal year 2005, the reversal of a $4.4 million sales tax contingency. The favorable change in accounts and taxes payable year-over-year was primarily due to the timing and amounts of purchases from our trade creditors and increased earnings resulting in increased income taxes payable for fiscal year 2005.

Net cash used in investing activities decreased to $17.6 million for fiscal year 2005 compared with $49.8 million for fiscal year 2004. Cash used in investing activities for fiscal year 2004 included $22.9 million related to the purchase of the remaining 49% ownership interest in Japan Billboard from the minority shareholder. No similar payment was made in fiscal year 2005. Additionally, capital expenditures declined from $26.4 million for fiscal year 2004 to $22.5 million for fiscal year 2005. Capital expenditure levels vary during the year depending upon the timing and size of contracts entered into with retailers, the scheduling of store installations and investments in technology. Investing activities for fiscal year 2005 also includes cash inflows of $5.5 million and $0.4 million for the sale of DMS and CMRS, respectively.

Net cash used in financing activities was $58.4 million for fiscal year 2005 compared with $17.8 million used in financing activities for fiscal year 2004. Cash used in financing activities for fiscal year 2005 included a cash dividend of $0.30 per share on common stock for a total payment of $15.7 million and payments for the repurchase of the Company’s common stock of $44.2 million. Net payments on indebtedness during fiscal year 2005 were $2.8 million, and included amounts borrowed on the corporate facility to repay the indebtedness related to the purchase of the Company’s headquarters facility, as well as borrowings under the August 2004 Credit Facility that were used to repay amounts due in Japan under the Prior Facility. Scheduled payments were also made on the installment debt at the Company’s Japan subsidiary. During fiscal year 2004, the Company repurchased common stock for $13.3 million and made net repayments on debt of $5.1 million.

Cash and cash equivalents increased by $43.5 million to $116.2 million for fiscal year 2005.

Fiscal Year Ended March 31, 2004 Compared with the Fiscal Year Ended March 31, 2003.

During fiscal year 2004, we generated cash flows from operating activities of $138.1 million compared with cash flows generated from operating activities of $118.5 million in fiscal year 2003. Cash flows generated from operations increased $19.6 million primarily due to a decrease in our accounts receivable, which was a source of cash of $19.5 million in fiscal year 2004. Cash flows generated from operating activities in fiscal year 2004 include non-cash charges for depreciation of $45.9 million and impairment charges of $85.6 million. The cash flows provided by operating activities were used to make capital expenditures, purchase the minority interest of Japan Billboard, to repurchase our common stock and to make payments on our external borrowings. Overall, our cash increased $71.0 million as a result of these net sources of cash.

Fiscal Year 2004 Minority Interest Purchase of Japan Billboard. On October 10, 1996, we purchased 51% of Japan Billboard. Terms of the purchase agreement provided a call option whereby we had the right, beginning in May 2002, to purchase the remaining 49% of Japan Billboard, at a price calculated based upon an earnings multiple pursuant to the call formula, as defined in the purchase agreement. The terms of the purchase agreement also provided for a put option whereby the minority shareholders, effective May 2003, had the right to require us to purchase the remaining 49% of Japan Billboard at a price calculated based upon an earnings multiple pursuant to the put formula as defined in the purchase agreement. In May 2003, we exercised, through one of our wholly- owned subsidiaries, our call option provided in the Japan Billboard purchase agreement to acquire the remaining 49% from the minority interest shareholders for $23.2 million in cash consideration, based on foreign exchange rates as of the payment date in July 2003. We exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of the put option by the minority shareholders.

Other Sources of Liquidity

In addition to our cash flows generated from operations, the Company’s access to its revolving credit facility provides an additional source of liquidity. For a discussion of our credit facilities, see Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 8.”

Capital Requirements

Contractual Obligations. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Some of these obligations, such as short-term borrowings and long-term debt and related interest payments, are reflected in our Consolidated Financial Statements. In addition, we have entered into long-term contracts to acquire goods or services in the future which are not currently reflected in our Consolidated Financial Statements and will be reflected in future periods as the goods are received or services are rendered. A summary of our contractual cash obligations and commitments at March 31, 2005 follows (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Before March 31, 2006	Between April 1, 2006 and March 31, 2008	Between April 1, 2008 and March 31, 2010	After March 31, 2010
Long-term debt(1)	$65,831	$30,633	$538	$34,660	$—
Postretirement medical benefit costs	1,304	86	209	265	744
Operating leases	14,123	4,151	6,006	3,680	286
CHR tender offer	3,497	3,497	—	—	—
Purchase obligations for in-store equipment and paper	12,079	6,500	5,579	—	—

Total	$96,834	$44,867	$12,332	$38,605	$1,030

(1)	Long-term debt includes principal and interest due under the August 2004 Credit Facility, and principal and interest due for the long-term portion of installment loans due in Japan.

CHR Tender Offer. On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of Catalina Health Resource, Inc., which operates the CHR business, that it was tendering an offer to purchase shares of CHR not held by the Company. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by the Company were tendered by March 31, 2005. Generally, CHR stockholders that owned their shares for a period of at least six months and one day prior to the day that the shares were purchased by the Company were eligible to tender their shares under this offer. The Company paid $12.50 per share for 279,786 shares tendered by CHR shareholders, or $3.5 million, on April 8, 2005.

Purchase Obligations. The Company has a purchase commitment to a vendor for the purchase of certain customized store equipment, which is used in the normal course of business, pursuant to a contract which extends through November 2007. The outstanding balance under this purchase commitment as of March 31, 2005 was $9.1 million. The Company also has contractual commitments to purchase the safety stock of paper stored at the suppliers’ warehouses for future use by the Company. As of March 31, 2005, there were approximately $3.0 million of paper stock for which the Company was committed to purchase in the event the suppliers’ services are terminated by the Company.

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $13,000 per store. Capital expenditures were $22.5 million for fiscal year 2005 compared with $26.4 million for fiscal year 2004. Capital expenditures were lower in fiscal year 2005 as compared with fiscal year 2004 primarily because of fewer installations of retail point-of-sale equipment. The pace of retail point-of-sale installations varies depending on the timing of contracts entered into with retailers and the scheduling of store installations by mutual agreement. We typically finance our capital expenditures for in-store equipment with cash generated from operations.

The Company currently expects to spend approximately $40 million to $50 million for capital expenditures in fiscal year 2006. However, the amount of such capital expenditures could vary significantly depending upon the timing of execution of certain Company initiatives. The increase in capital expenditures expected for fiscal year 2006 is primarily due to increased purchases for store equipment, including approximately $20 million attributable to the expected installation of the Catalina Marketing Network® in

Walgreens, as noted above. In addition, the Company expects to increase spending for store equipment and software development related to our initiative to enhance our network’s interface with consumers, which is expected to include enhanced print quality with full graphic and color capabilities (“color printers”). We are currently working on a project to deploy color printers to replace certain existing printers and expect the implementation of this project to begin in fiscal year 2006 and extend into future periods. The total expected capital requirement for this initiative can not yet be determined, but we anticipate it will exceed the average annual capital investments expended for store equipment during the last three years. The Company expects that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these capital investments. The color printer project is in the initial stages of development and there can be no certainty that the amount or timing of the capital requirements will proceed as expected.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between the Company and the joint venture partners in the Company’s Japanese coupon operations, the Company is obligated to pay the joint venture partners a final deferred earnout payment based on the future operating results of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn-out payment based on a predetermined formula. The Company is not able to estimate the amount, or a range of the possible amount, of the contingent payment because the Company is not able to reasonably estimate the future earnings of its Japan coupon business over four consecutive quarters during a time period ending between 2006 and 2007, which is the basis of the calculation of the contingent payment. The ultimate amount of this payment, if any, could be material.

Stock Repurchases. On September 1, 2004, the Company announced that its Board of Directors had authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaced the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002.

The Company repurchased 1.7 million shares of its common stock during the fourth quarter of fiscal year 2005 for a total of $44.2 million. During fiscal year 2004, the Company repurchased 749,200 shares of our common stock for a total of $13.3 million. During fiscal year 2003, the Company repurchased 3.1 million shares of our common stock for a total of $72.0 million.

Prior to the purchase of shares during the fourth quarter of 2005, the Company had not purchased shares since June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of the Prior Facility until that facility was replaced on August 27, 2004 with the August 2004 Credit Facility which does not contain this restriction. The Company intends to use cash flows from operations and funds available under the August 2004 Credit Facility to finance the remaining authorized repurchases of its common stock.

As of March 31, 2005, there was $55.8 million remaining under the September 1, 2004 authorization to repurchase shares. Factors governing the future repurchase of the Company’s common stock will include consideration of the market price of the common stock at the time of the contemplated repurchase. This authorization will expire when the total dollar amount authorized by the Company’s Board of Directors has been expended.

Sales Tax Assessment

A sales and use tax audit for the period January 1, 1991 to June 30, 1993 was conducted by a state taxing authority resulting in an assessment of sales tax on the revenue generated from our electronic marketing delivery service conducted within that state. We subsequently appealed this assessment to the relevant state tax tribunal. The tax tribunal held that our electronic marketing delivery activities were taxable in their entirety. In March 2002, the state’s intermediate court of appeals affirmed the decision of the tax tribunal. We appealed the case to the state’s Supreme Court and, in May 2004, the state’s Supreme Court vacated the prior decision, remanded the case back to the tax tribunal and directed the tax tribunal to apply a different legal test. In July 2004, the state’s tax tribunal ruled in our favor. In October 2004, the state’s Supreme Court affirmed the decision of the tax tribunal. As a result, we reversed a liability related to the sales tax assessment of approximately $4.4 million, recognized as a reduction to direct operating expenses during the third quarter of fiscal year 2005.

Critical Accounting Estimates

We have identified certain financial areas that require estimates and judgments such that, if these estimates and judgments were to change, results of operations could materially differ. Management makes these estimates and judgments in the normal course of business as required pursuant to U.S. GAAP. The impact and any associated risks related to these estimates on our results of operations are discussed throughout Management’s Discussion and Analysis and Results of Operations where such changes in estimates affected our reported financial results. A detailed discussion of the related accounting policies, and other significant accounting policies, can be found in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 2.”

Impairment Testing of Goodwill. In accordance with SFAS No. 142, we are required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect our analysis of the impairment of goodwill. To test goodwill for impairment, we are required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for our reporting units, we use other valuation techniques. We have developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates our estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. We estimate a corporate-wide weighted average cost of capital to use as the discount rate. This rate is applied to our reporting units until such time that we decide to divest those units. At such time, we apply an entity-specific discount rate to the cash flows of the reporting units. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill. For example, a one percentage point increase in the discount rate used would have increased the goodwill impairment charge recognized in fiscal year 2004 by $4.2 million, such that goodwill for DMS and CMRS would have been reduced to $0 during fiscal year 2004. Goodwill assigned to the operating segments of CMS, CHR and International are not highly sensitive to changes in assumptions due to the fact that the estimated fair value of the reporting units in these operating segments significantly exceeds the amount of goodwill attributed to the reporting units.

Impairment Testing of Long-Lived Assets. In accordance with SFAS No. 144, we review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing for impairment, we are required to estimate the specific cash inflows and outflows expected to be generated from the long-lived asset during its remaining useful life. Changes to management’s judgments and estimates used in determining the timing of testing, the specific net cash flows related to the asset, the asset’s remaining useful life or the projected amount of future net cash flows could materially affect the outcome of the impairment analysis. In addition, if the undiscounted cash flows are less than the asset’s net book value, then management must determine the fair market value of the asset. Generally, quoted market prices in active markets are not available for our significant long-lived assets. As such, management generally uses a discounted cash flow technique to determine the fair value. Management’s assumptions regarding the discount rate used to apply to the forecasted future net cash flows can also materially affect the outcome of the impairment analysis. During fiscal year 2005, there were no significant long-lived asset groups for which we identified a triggering event requiring impairment testing.

Deferred Tax Asset Valuation. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on operating results.

Tax Contingencies. Despite our belief that our tax positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax contingencies. Our contingencies are adjusted in light of changing facts and circumstances, such as the progress of our tax audits as well as evolving case law. Our income tax expense includes the impact of contingency provisions and changes to our contingencies that we consider appropriate. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution. We have incorporated historical experience and the previously mentioned factors into the determination of each of these estimates and historically we have not, except for the sales tax assessment discussed above, experienced significant adjustments.

Accounting Standards Not Yet Adopted

FAS No. 151. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. . . ..” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its results of operations or financial condition.

SFAS No. 153. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial condition.

SFAS No. 123R. In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). SFAS No. 123 established, as preferable, a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the continued application of the guidance in Opinion No. 25, as long as the notes to the financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected to record the effect of share-based payments in accordance with Opinion No. 25 and disclosed the effect of SFAS No. 123 in its notes to the financial statements. SFAS No. 123R will require compensation cost relating to share-based payment transactions to be recognized in financial statements.

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

SFAS No. 123R is effective for the Company as of April 1, 2006. The Company has not determined the amount of compensation expense that will result from the adoption of SFAS No. 123R, but expects the amount to have a material effect on its results of operations.

RISK FACTORS

Risk Factors Relating to Our Business

Increased competition could reduce the demand for our services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Competition in the promotions and marketing services business is intense and includes many competitors. We compete for consumer packaged goods and pharmaceutical manufacturer advertising and consumer promotion budgets with a wide range of media including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. While we believe we provide unique, cost-effective targeted marketing services, there are many parameters on which a consumer packaged goods manufacturer, pharmaceutical manufacturer or retailer may base its decision to allocate advertising or promotional expenditures, and there can be no assurance that our services will continue to compete effectively against other formats or that consumer packaged goods and pharmaceutical manufacturers and retailers will continue to use our marketing services. We also expect our competitors to continue to improve the performance of their current products or services, to reduce sales prices of their existing products and services and to introduce new products or services that may offer greater performance and improved pricing. In addition, changes in technology may enable merchants and retail companies to implement or install their own proprietary point-of-sale systems or provide other solutions for the distribution of incentives and messages. See Item 1 — “Business — Competition.”

A shift in consumer purchasing trends for certain categories of products from traditional retail supermarkets may cause a decrease in the utilization of our services.

Significant retailers including mass marketers and value chains do not use us for their marketing services for the distribution of coupons, incentives and messages. Many retailers utilize our competitors for such services and some conduct such services in-house or otherwise allocate their marketing dollars to other channels. Mass marketers and value chains have significantly increased their presence in the grocery business and retail industry over the last several years. Many mass marketers and value chains, including Wal-Mart, are not our clients. As mass marketers and value chains such as Wal-Mart increase their presence in the grocery business, the percentage of retail grocery purchases that occur in stores where our networks are installed may decrease. The impact of the increased presence of mass marketers and value chains is particularly pronounced in certain product categories. In addition, if consumers continue to shift to alternative shopping channels, like club stores, mass merchandisers and value chains, the ability and effectiveness of the Catalina Marketing Network® to reach retail shoppers may decline. Any such change in shopping behavior could have a material adverse effect on our results of operations or financial condition.

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

We may fail to develop new services and achieve future growth.

A key element of our growth strategy is the development and sale of new services. While new services are currently under development, there can be no assurance that we will be able to successfully develop and market new services. Our inability or failure to devise new marketing services or to complete the development or implementation of particular services for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect our ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on our business, results of operations and financial condition. To retain and attract manufacturers, retailers and pharmacies, we believe that we must continue to introduce additional successful services. The development and deployment of new services may require significant capital expenditures on development and client education.

Our proposed enhanced and expanded service offerings will require significant capital expenditures in areas in which we have not established a track record.

We have announced that we anticipate deploying color printers in our existing retail network in place of our existing black-and-white printers, and that we have and continue to pursue agreements to install our networks in new retail channels, including retail drug stores. These efforts will require a substantial increase in our capital expenditures. In addition, these efforts differ to some degree from our historical business and, as a result, carry additional risks.

The deployment of color printers in our existing retail network will require substantial capital expenditures to acquire and install such printers and, in some instances, will replace existing black-and-white printers that may not have reached the end of their useful lives, but which we may attempt to redeploy elsewhere. Color printers will require new and additional efforts and potential costs to be expended by our retailers, including logistics and other steps not required by our current black-and-white printers. While we are working with printer vendors to try to simplify the use and servicing of such printers, we cannot assure you that difficulties will not be encountered in installing, using and servicing such printers. In addition, while we expect color printing to enhance the effectiveness of our clients’ marketing efforts, a track record verifying such goal has not yet been established. Hence, the deployment of color printers will involve the use of a substantial amount of capital with a risk that difficulties will be encountered in installing and using them and that they may not gain the acceptance we desire from retailers and our manufacturer clients. Such outcome could have a material adverse effect on our results of operations and financial condition.

The deployment and expansion of our existing networks in new retail channels and markets that we have not historically served, including the retail drug store market will require a significant amount of capital expenditures. Manufacturer clients using our services for new retail channels may differ, to some extent, from our historical client base due to the nature and quantity of items carried in these retail channels. While we expect the deployment of our network in new retail channels to enhance the effectiveness of our clients’ marketing efforts, a track record verifying such goal has not yet been established. As a result, the deployment of our network in new retail channels will involve the use of a substantial amount of capital with a risk that it may not gain the acceptance we desire from our clients. Such result could have a material adverse effect on our results of operations and financial condition.

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

A breach of our network security could result in liability to us and deter customers from using our services.

Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Any of the foregoing problems could result in liability to us and deter customers from using our services. Unauthorized access could jeopardize the security of confidential information related to our Company stored in our computer systems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service, cause us to incur significant costs to remedy the problem and divert management’s attention. We can provide no assurance that the security measures we have implemented will not be circumvented or that any failure of these measures will not have a material adverse effect on our ability to obtain and retain customers. Any of these factors could have a material adverse effect on our business and prospects.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights may be costly.

We hold United States and foreign patents on various aspects of the process of promotion and communication distribution, and have applied for additional patents. In addition, we regard certain computer software and each service application as proprietary and attempt to protect them through copyright and trade secret laws and internal non-disclosure agreements and similar safeguards. Certain aspects of our services may not be adequately protected from infringement or copying. Further, there can be no assurance that our patents or trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents issued to us.

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

We expect that, as we continue to expand our service offerings and the number of competitors in targeted marketing grows, we may be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate certain of our patents. In addition, competitors and third parties may, in the future, name our clients as defendants in lawsuits, which may cause these clients to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this type of litigation could result in our paying monetary damages (which could be tripled if the infringement is found to have been willful); an injunction requiring us to stop offering our services in their current form; our having to redesign our technology and business methods, which could be costly and time-consuming, even where a redesign is feasible; or our having to pay fees to license intellectual property rights, which may result in unanticipated or higher operating costs. Any third-party claims, with or without merit, could be time consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

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

With respect to CHR’s Health Resource Network, our ability to provide consumers with condition-specific health information and direct-to-patient communications may be adversely affected by concerns over heath regulatory guidelines and publicity regarding a patient’s rights to privacy. Regulatory changes in some jurisdictions have increased manufacturer and retailer sensitivity and selectiveness as to what types of messages they will distribute in these jurisdictions. While we are currently working with our manufacturer and retailer clients to find an adequate solution to these concerns, there is no guarantee that we will be able to continue to distribute prints for these clients or that there will not be additional changes in the laws and regulations in these and other jurisdictions that will further impact our operations. See Item 1 — “Government Regulation.”

Ongoing review of our public filings by the SEC may result in the further amendment or restatement of our periodic reports. If any of the foregoing occurred, there could be a material adverse effect on the trading price of our common stock and our ability to access the capital markets.

The SEC may provide us with comments on these filings or any of our previous filings, which would require us to amend or restate previously filed periodic reports. If we are required to amend or restate our periodic filings, investor confidence may be reduced and our stock price may substantially decrease.

Compliance with recently enacted changes in the securities laws and regulations, including the Sarbanes-Oxley Act of 2002, is likely to increase our costs.

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

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in timely manner.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U. S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

Changes to financial accounting standards may affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the application of existing U. S. GAAP may adversely affect our reported financial results, which could result in a decrease in the value of your shares.

Risks Related to the Investigations and Shareholder Lawsuits

We are the subject of a formal investigation by the SEC. If the investigation was to result in a regulatory proceeding or action against us, then our business and financial condition could be harmed.

On March 4, 2004, the SEC issued a formal order of private investigation of the Company. This action follows an SEC informal investigation initiated by the SEC after our representatives contacted the SEC on June 30, 2003, to inform the SEC of certain revenue recognition timing issues that our management identified at CHR. We believe that the SEC inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2003, 2002 and 2001, which fiscal years were the subject of the various adjustments and restatements described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. We are cooperating with the SEC. As of the date hereof, we are not aware of any additional inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the current or any future investigation was to result in action against the Company, our business and financial condition could be harmed. See Item 3 — “Legal Proceedings — Government Investigations.”

We, and certain of our current and former officers and directors, are defendants in several stockholder class action lawsuits.

The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were consolidated in the United States District Court for the Middle District of Florida. The complaints seek unspecified compensatory damages and other relief. In addition, certain present and former officers and directors of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates in the Company’s international operations.

Interest Rates

We centrally manage our domestic debt and consider investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. International debt relates to our Japan subsidiary and is used to fund the purchases of coupon equipment and for day-to-day operations. A 100 basis point change in interest rates, based on the average outstanding indebtedness for fiscal year 2005, would have resulted in a corresponding change in interest expense of approximately $0.6 million.

Foreign Operations

Our operations outside of the United States expose us to movements in currency exchange rates, which can be volatile at times. The economic impact of currency exchange rate movements on us is complex because such changes are often linked to variances in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to change our financing and operating strategies.

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a gain of $1.1 million in our consolidated net income in fiscal year 2005, a $0.6 million gain in our consolidated net income in fiscal year 2004 and a $1.3 million gain in fiscal year 2003. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our fiscal year 2005 and fiscal year 2004 net income in local currency, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either fiscal year 2005 or fiscal year 2004. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Our revenues from continuing foreign operations represented approximately 15.6% of our total revenues from continuing operations in fiscal year 2005, 12.1% in fiscal year 2004 and 7.8% in fiscal year 2003. For a discussion on the effect of changes in foreign currency exchange rates on the Company’s revenues for fiscal year 2005, see in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Translation and Its Effect on Revenues.”

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Catalina Marketing Corporation:

We have completed an integrated audit of Catalina Marketing Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catalina Marketing Corporation and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Tampa, Florida

June 10, 2005

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2005	2004	2003
	(In thousands, except per share data)
Revenues	$410,062	$408,632	$383,849
Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	129,449	140,401	147,502
Selling, general and administrative	129,365	124,856	109,345
Depreciation and amortization	42,446	45,243	40,869

Total costs and expenses	301,260	310,500	297,716

Income from operations	108,802	98,132	86,133
Interest (expense)	(1,490)	(2,935)	(1,849)
Other income (expenses), net	2,940	2,399	(1,012)

Income before income taxes	110,252	97,596	83,272
Provision for income taxes	41,656	37,199	31,708

Income from continuing operations	68,596	60,397	51,564
Discontinued operations:
Income (loss) of discontinued operations	(4,272)	(78,900)	3,534
Gain on dispositions of discontinued operations, net	1,128	—	—

Income (loss) from discontinued operations	(3,144)	(78,900)	3,534
Cumulative effect of accounting change, net of $0.6 million tax benefit	—	(770)	—

Net income (loss)	$65,452	$(19,273)	$55,098

Earnings per share – basic:
Income per common share from continuing operations	$1.31	$1.15	$0.95
Income (loss) from discontinued operations	(.06)	(1.50)	0.06
Cumulative effect of accounting change	—	(0.02)	—

Net income (loss) per common share	$1.25	$(0.37)	$1.01

Weighted average common shares outstanding	52,167	52,304	54,474
Earnings per share – diluted:
Income per common share from continuing operations	$1.31	$1.15	$0.94
Income (loss) from discontinued operations	(.06)	(1.50)	0.06
Cumulative effect of accounting change	—	(0.02)	—

Net income (loss) per common share	$1.25	$(0.37)	$1.00

Weighted average common shares outstanding	52,356	52,324	54,885

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$116,191	$72,704
Accounts receivable, net	58,708	56,963
Inventory	4,703	5,836
Investments held in trust	4,633	5,356
Deferred tax asset	6,108	8,536
Prepaid billboard rental	—	3,296
Prepaid expenses and other current assets	4,925	6,306

Total current assets	195,268	158,997

Property and equipment
Store equipment	222,897	231,070
Furniture and office equipment	57,191	59,420
Building	22,296	22,296
Billboards	—	14,556
Building and other improvements	8,926	9,573
Software	38,507	40,974
Land	4,110	4,110

	353,927	381,999
Less: accumulated depreciation	(250,591)	(255,156)

Property and equipment, net	103,336	126,843
Goodwill	80,495	84,743
Patents, net	11,681	13,472
Other assets	1,958	2,754

Total assets	$392,738	$386,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,032	$15,372
Income taxes payable	6,810	3,127
Accrued expenses	62,137	65,778
Deferred revenue	28,457	35,730
Current portion of long-term debt	30,299	37,016

Total current liabilities	148,735	157,023
Long-term deferred tax liability	9,738	9,827
Long-term debt	34,324	29,908
Other long-term liabilities	3,567	4,475

Total liabilities	196,364	201,233

Commitments and contingencies
Minority interest	—	914
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 authorized shares; 50,760,666 and 52,134,462 shares issued and outstanding at March 31, 2005 and 2004, respectively	508	521
Paid-in capital	—	2,485
Accumulated other comprehensive income (loss)	251	(312)
Retained earnings	195,615	181,968

Total stockholders’ equity	196,374	184,662

Total liabilities and stockholders’ equity	$392,738	$386,809

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive Income (Loss)	Number of Shares	Par Value of Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands)
BALANCE AT MARCH 31, 2002		55,336	$553	$7,667	$(634)	$215,677	$223,263
Issuance of common stock		430	5	7,358	—	—	7,363
Increase in investment in subsidiary, net of tax		—	—	243	—	—	243
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	1,951	—	—	1,951
Repurchase, retirement and cancellation of common stock		(3,132)	(31)	(14,819)	—	(57,123)	(71,973)
Deferred compensation plan common stock units and Directors’ common stock grants		121	1	(874)	—	—	(873)
Net income	$55,098	—	—	—	—	55,098	55,098
Foreign currency translation adjustment	923	—	—	—	923	—	923

Comprehensive income	$56,021	—	—	—	—	—	—

BALANCE AT MARCH 31, 2003		52,755	528	1,526	289	213,652	215,995
Issuance of common stock		89	1	1,430	—	—	1,431
Increase in investment in subsidiary, net of tax		—	—	25	—	—	25
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	271	—	—	271
Repurchase, retirement and cancellation of common stock		(749)	(8)	(888)	—	(12,411)	(13,307)
Deferred compensation plan common stock units and Directors’ common stock grants		39	—	121	—	—	121
Net loss	$(19,273)	—	—	—	—	(19,273)	(19,273)
Foreign currency translation adjustment	(601)	—	—	—	(601)	—	(601)

Comprehensive loss	$(19,874)	—	—	—	—	—	—

BALANCE AT MARCH 31, 2004		52,134	521	2,485	(312)	181,968	184,662
Issuance of common stock		230	2	4,682	—	—	4,684
Increase in investment in subsidiary, net of tax		—	—	238	—	—	238
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	258	—	—	258
Repurchase, retirement and cancellation of common stock		(1,652)	(16)	(8,023)	—	(36,135)	(44,174)
Deferred compensation plan common stock units and Directors’ common stock grants		49	1	343	—	—	344
Dividends		—	—	17	—	(15,670)	(15,653)
Net income	$65,452	—	—	—	—	65,452	65,452
Foreign currency translation adjustment	563	—	—	—	563	—	563

Comprehensive income	$66,015	—	—	—	—	—	—

BALANCE AT MARCH 31, 2005		50,761	$508	$—	$251	$195,615	$196,374

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2005	2004	2003
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$65,452	$(19,273)	$55,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,763	45,852	41,570
Amortization	1,926	1,785	1,698
Impairment charges	4,907	85,565	1,225
Provision for (recoveries of) doubtful accounts	(297)	1,075	1,103
Cumulative effect of accounting change, net-of-tax	—	770	—
Amortization of deferred financing fees	276	909	—
Deferred income taxes	2,394	2,177	(350)
Loss on sale of equipment and businesses	1,994	2,488	564
Contribution of common stock to deferred compensation plan and directors	344	121	(873)
Tax benefit from exercise of non-qualified stock options and disqualified dispositions	258	271	1,951
Other	456	(151)	2,110
Changes in operating assets and liabilities:
Accounts receivable	(4,101)	19,531	4,261
Inventory, prepaid expenses and other assets	3,786	535	5,226
Accounts payable	6,226	(3,754)	929
Taxes payable	4,602	(5,169)	1,200
Accrued expenses	(7,375)	7,241	2,335
Deferred revenue	(4,620)	(1,840)	456

Net cash provided by operating activities	117,991	138,133	118,503
Cash Flows from Investing Activities:
Capital expenditures	(22,527)	(26,427)	(42,555)
Proceeds from the sale of property, equipment and businesses	5,850	451	126
Business acquisition payments	(914)	(23,787)	(29,146)

Net cash used in investing activities	(17,591)	(49,763)	(71,575)
Cash Flows from Financing Activities:
Proceeds from (payments on) the Corporate Facility, net	30,000	(12,000)	2,000
Payments on VIE indebtedness	(29,565)	—	—
Proceeds from Japan borrowings	33,831	10,591	26,864
Payments on Japan borrowings	(37,042)	(3,718)	(23,600)
Financing fees paid	(714)	(1,082)	—
Proceeds from issuance of common and subsidiary stock	4,922	1,684	7,928
Payment for repurchase of the Company’s common stock	(44,174)	(13,307)	(71,973)
Dividends paid	(15,653)	—	—
Other	—	—	(324)

Net cash used in financing activities	(58,395)	(17,832)	(59,105)
Effect of exchange rate changes on cash	1,482	451	236

Net change in cash and cash equivalents	43,487	70,989	(11,941)
Cash and cash equivalents, at beginning of year	72,704	1,715	13,656

Cash and cash equivalents, at end of year	$116,191	$72,704	$1,715

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$1,827	$1,787	$1,967
Income taxes	$31,666	$33,263	$31,405

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed for consumer packaged goods manufacturers, pharmaceutical manufacturers and marketers and retailers. The Company’s primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

The Company is organized and managed by segments which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and the international operations (“International”), which provides marketing services similar to those services provided by CMS in the United States.

In November 2003, the Company announced its intent to divest Japan Billboard, Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”) which were deemed not to be strategically aligned with the Company’s current core businesses. Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. These three business units were sold during fiscal year 2005. Their results of operations are shown as discontinued operations in the accompanying Consolidated Statements of Operations. See Note 19.

The Company previously reported the activities of Retail Services and CMRS in a segment called “Other.” Effective April 1, 2004, the Company restructured the Retail Services and Manufacturer Services units by combining Retail Services and Manufacturer Services and renaming the segment Catalina Marketing Services. The combination was part of the Company’s strategy to optimize its selling and administrative efforts. As a result of the combination and the sale of CMRS, the “Other” segment is no longer a reported segment. Segment information for fiscal years 2004 and 2003 for Retail Services has been reclassified to CMS to reflect the new segment reporting.

CMS serves the needs of domestic retailers and consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point of sale. The primary service line of CMS is the in-store delivery of incentives and communications at the checkout lane of a retailer, typically a supermarket. CMS links its proprietary software, computers, central databases and printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions and communications at the point of sale based on product Universal Product Codes or other scanned information. The printed promotions and communications are handed to consumers by the cashier at the end of the shopping transaction.

CHR services allow pharmaceutical and consumer packaged goods manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of the Company’s clients. These communication services include messages and educational information to healthcare patients at the pharmacy level throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to consumers based on a variety or combination of factors including demographic data such as age and gender information, transactional data, primarily the National Drug Codes found on all prescription drugs and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

International operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom, Germany and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic CMS business in offering a full range of targeted marketing solutions to many of the top consumer packaged goods manufacturers and maintains relationships with major supermarket, hypermarket and other retailers based primarily on a syndicated platform.

Basis of Presentation. These Consolidated Financial Statements were prepared in conformity with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the consolidated financial statements and for which it would be reasonably possible that future events or information could change those estimates include impairment of long-lived assets, the realization of deferred income tax assets and the resolution of tax and legal contingencies.

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. The accounts of the wholly owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end, to facilitate the timing of the Company’s closing process.

The results of operations from the Company’s divested business units and the related net gain on disposition are reflected in the accompanying statement of operations as discontinued operations. The results of operations of the discontinued business units for fiscal years 2004 and 2003 have been reclassified to conform to the current year’s presentation.

In addition, the Consolidated Financial Statements for fiscal years 2004 and 2003 include the accounts of a variable interest entity from which the Company leased its headquarters facility in St. Petersburg, FL. The Company determined that it was the primary beneficiary of this entity and, thus, consolidated the accounts of this entity pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” The headquarters facility was purchased by the Company in fiscal year 2005. See Note 8.

Certain reclassifications have been made to the property and equipment section of the consolidated balance sheet at March 31, 2004 to conform to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue. The Company delivers its targeted marketing services through various channels. The following revenue recognition policies are followed for the Company’s significant revenue-generating segments and transactions:

Catalina Marketing Services and International

The Company’s CMS and International segments generate revenue primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is based on the total incentives delivered multiplied by a per-print fee. Delivered incentives include targeted promotions, messages and sweepstakes. The Company generally bills clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted incentives or messages for a specified category, or categories, within a four-week period referred to as a “cycle.” The delivery is based upon particular triggering transactions that are registered at the point of sale (i.e., the checkout counter of a retail store). The majority of CMS contracts cover multiple cycles. The client is given the exclusive right to have incentives delivered for a particular product category during the applicable cycle.

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

The Company engages in certain barter transactions with some of its retail clients, exchanging primarily in-store, electronic marketing delivery services (“retail incentives”) for access to the retail client’s shoppers at the checkout. Access to the retail client occurs when a manufacturer incentive is delivered. The barter transactions do not result in revenue recognition because the fair value of the consideration received and the value of the retail marketing services delivered are not determinable within the criteria established under U.S. GAAP. The retailers can defer the delivery of the Company’s retail incentives up to twelve months after the initial exchange of consumer access. However, the Company estimates and accrues the projected costs to be expended for the delivery of the retail incentives when access to the retail shopper is provided.

Catalina Health Resource

CHR generates revenues by providing targeted direct-to-patient communications in retail pharmacies, referred to as PATIENTLink™, via the Health Resource Network. PATIENTLink™ includes prescription information, therapeutically relevant editorial content and product information. The Company generally bills clients a minimum fee in advance of the delivery of a fixed number of customized prints or “messages” within specified time periods, typically 6 to 15 months. Delivery is triggered by transactions that are registered at the retail pharmacy’s point of sale. For particular triggers, the client is given the exclusive right to have their messages delivered based upon a particular product category trigger during the applicable time period.

The Company has concluded that recognizing revenue as a PATIENTLink™ print is delivered is a systematic and rational method that represents the pattern over which the revenue is earned and its obligations to clients are fulfilled. Furthermore, the Company believes that the exclusivity feature is not a separate deliverable apart from the delivery of the customized print. CHR recognizes revenue when the print is delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are deferred and recognized as revenue (1) when delivery occurs or (2) in full in the twelfth month after the end of the last cycle specified in the contract. Occasionally, if the minimum number of customized newsletters is not printed, the remaining allotment of messages may be extended or transferred to future periods in order to permit the client to reach the contracted print minimums.

In certain fixed-fee program arrangements where a fixed number of messages are not required, revenue is deferred and recognized ratably over the particular period of the related contract, regardless of the number of customized prints delivered.

In some cases, a guaranteed level of performance on a direct-to-patient communication program is required, such as a required minimum return on the client’s investment. When such an uncertainty about the client’s acceptance of program performance exists, revenue is not recognized until such time that the client accepts the level of program performance.

Research and Development. The Company’s research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network® and Health Resource Network, market research, software development, and system upgrades. For each of the fiscal years ended March 31, 2005, 2004 and 2003, expenditures for research and development which are included in selling, general and administrative expenses, were $2.0 million, $1.2 million and $1.0 million, respectively. These expenditures include internal and external labor primarily for the development of the Company’s networks.

Advertising Costs. Advertising costs are expensed as incurred and amounted to $0.6 million, $0.9 million and $2.3 million in the years ended March 31, 2005, 2004 and 2003, respectively.

Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the subsidiaries’ fiscal year and income statement accounts are translated at weighted average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

Foreign Currency Transactions. Net realized and unrealized gains and losses from foreign currency transactions are included in Other income (expenses), net in the Company’s Consolidated Statements of Operations, and were a $1.1 million gain, a $0.6 million gain and a $1.3 million gain for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Common Share. For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income (loss). The following is a reconciliation of the denominator of basic and diluted earnings per share (“EPS”) computations shown on the face of the accompanying Consolidated Financial Statements (in thousands):

	Year Ended March 31,
	2005	2004	2003
Basic weighted average common shares outstanding	52,167	52,304	54,474
Dilutive effect of options outstanding	189	20	411

Diluted weighted average common shares outstanding	52,356	52,324	54,885

The following outstanding options were not included in the computation of diluted EPS because their effect would have been anti-dilutive (in thousands except price per share data):

	Year Ended March 31,
	2005	2004	2003
Outstanding options	5,113	4,305	5,767
Range of prices	$26.31-$36.82	$18.13-$36.82	$26.31-$36.82

The Company repurchased 1.7 million, 0.7 million and 3.1 million shares of the Company’s common stock during fiscal years 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at fair value. Of the total amount of cash and cash equivalents as of March 31, 2005, $19.3 million is held by our France subsidiary and can not be transferred to the United States without incurring applicable income taxes. See Accounting Standards Adopted in Fiscal Year 2005 - FASB Staff Position No. FAS 109-2 (“FAS 109-2”); FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” below for additional information regarding the Company’s policy on its reinvestment of the earnings of its foreign subsidiaries.

Accounts Receivable. Accounts receivable are recorded on a gross basis less the allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing economic factors, known information about the financial condition of the clients and the amount and age of the accounts. The accounts are generally written off after all collection attempts have been exhausted. The Company records a provision for estimated doubtful accounts as part of direct operating expenses. The following is a detail of the activity in the Company’s allowance for doubtful accounts for the years indicated (in thousands):

	Year Ended March 31,
Allowance for Doubtful Accounts	2005	2004	2003
Beginning balance	$3,674	$3,911	$4,154
Increase (decrease) in provision	(297)	1,075	1,103
Account write-offs, net of recoveries	(934)	(1,312)	(1,346)

Ending balance	$2,443	$3,674	$3,911

The Company’s decrease in the provision for doubtful accounts in fiscal year 2005 is primarily due to the change in the status of the collectibility of certain retail customer accounts for which a specific provision for uncollectibility had been recorded during fiscal year 2004.

Inventory. Inventory consists primarily of paper used for promotion printing and is located at clients’ locations, primarily in supermarkets and retailers’ warehouses. The Company records paper usage primarily based on actual print length at the time the promotion is delivered and uses the first-in, first-out method of costing. Inventory is stated at the lower of cost or market.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows: store equipment — five years; furniture and office equipment — five to ten years; building — thirty-nine and one-half years; building and other improvements — generally seven to 10 years, but not to exceed the lease period; and software — amortized over the length of the software agreement, not to exceed 5 years. Prior to the sale of the Company’s Japan Billboard business, billboards were depreciated using the straight-line method over an estimated useful life of eight years. Third-party installation costs for store equipment, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related store equipment. Maintenance and repair costs are expensed as incurred.

Capitalized Software Development Costs. Costs for software developed for internal use are capitalized in accordance with AICPA Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized over five years. Computer software is internally developed to meet the Company’s internal requirements, and no substantive plan exists or is being developed to externally market internally developed software. Computer software costs that are incurred by the Company in the preliminary project stage are expensed as incurred. Certain other costs that meet the criteria of SOP 98-1 are capitalized. These costs include external direct costs of materials, external services consumed in developing internal-use computer software, and specifically identifiable payroll and payroll-related costs for employees who are directly associated with the development of internal-use computer software. Training costs and data conversion costs are expensed by the Company as incurred.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets, net of the fair value of liabilities assumed in a business combination. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), as of April 1, 2001, goodwill is no longer amortized but instead is subject to impairment tests to be performed at least annually, and more frequently if events and circumstances indicate that impairment is likely. Impairment is indicated when the fair market value is less than the carrying value of the reporting unit. Asset values determined to be impaired are expensed in the period when impairment is determined. To determine fair market value, the Company uses a discounted cash flow approach, using the same assumptions as those used to develop the Company’s three-year, long-range plan, updated as necessary based on the Company’s internally-generated monthly forecasts. The Company incorporates a terminal value cash flow based upon an estimated future growth rate. During the fiscal years 2005, 2004 and 2003, the Company performed the required impairment testing. See additional discussion in Note 3.

Patents, Net. The amount capitalized to patents includes only those patents acquired from others, primarily arising from the Company’s acquisitions of businesses. Patents are amortized over their estimated useful lives which range from 5 to 20 years, using the straight-line method.

Impairment Testing of Long-Lived Assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying value of the long-lived assets will not be recoverable, as determined based on the expected undiscounted future cash flows of the long-lived assets, the Company’s carrying value of the long-lived assets is reduced by the amount by which the carrying value exceeds fair value. For most instances, the Company uses a discounted cash flow approach to determine fair value. Cash flows utilized in these analyses include the same assumptions as those used in the Company’s three-year, long-range plan, updated as necessary based on the Company’s internally-generated monthly forecasts. During fiscal years 2005, 2004 and 2003, the Company performed the required impairment testing. See additional discussion in Note 5.

Stock Based Compensation. The Company accounts for option, stock grant and stock purchase plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which approximately $0.2 million, $0.3 million and $0.4 million in compensation expense has been recognized for fiscal years 2005, 2004 and 2003, respectively. The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During fiscal years 2005, 2004 and 2003, the Company used the following weighted average assumptions in its fair value calculations for those grants issued in the respective years:

	Year Ended March 31,
	2005	2004	2003
Volatility	45.1%	49.3%	42.0%
Risk-free rate (based on date of grant)	3.6%	3.0%	3.7%
Expected dividend yield (1)	1.3%	0%	0%
Expected life	5 years	6 years	6 years

(1)      The expected dividend yield is determined as of the date of the grant. The Company did not pay dividends prior to fiscal year 2005. The dividend yield component of the option pricing model for the grants made in fiscal year 2005 was based on management’s expectation of future dividends to be paid over the life of the option.

The per share weighted average fair values of options granted in fiscal years 2005, 2004 and 2003 were $9.56, $8.04 and $11.63, respectively.

Had compensation expense for these plans been recognized in accordance with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Year Ended March 31,
	2005	2004	2002
Net income (loss):
As reported	$65,452	$(19,273)	$55,098
Add stock-based employee compensation expense included in reported net income, net of tax	238	262	417
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(6,696)	(10,706)	(18,514)

Pro forma net income (loss)	58,994	$(29,717)	$37,001

Basic EPS:
As reported	$1.25	$(0.37)	$1.01
Pro forma	$1.13	$(0.57)	$0.68
Diluted EPS:
As reported	$1.25	$(0.37)	$1.00
Pro forma	$1.13	$(0.57)	$0.67

(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	$26	$387	$755

In fiscal year 2005, the Company reversed $5.6 million, net of income taxes, of previously reported pro forma stock compensation expense due to forfeitures, as well as revisions to the estimated timing for actual vesting for performance-based options as compared with the original period over which the Company believed the performance conditions would be met.

In fiscal year 2004, several of the Company’s executives left the Company prior to exercising their options and, as a result, their unexercised options were forfeited. The pro forma compensation expense for fiscal year 2004 shown in the table above includes a reversal of previously reported pro forma compensation expense of $10.1 million, net of income taxes, related to these forfeited options.

On March 15, 2005, the Company’s Board of Directors approved the acceleration of vesting of all unvested options held by current employees to purchase the Company’s common stock having an exercise price of $33.46 or greater. Options with respect to 316,220 shares of the Company’s common stock were subject to the acceleration, which was effective on March 31, 2005. Because these options had exercise prices in excess of the market value of the Company’s common stock on the date of the approval of the acceleration (were “underwater”), the Company’s Board of Directors determined that the acceleration would serve the best interests of the shareholders by reducing future compensation expense of the Company. As a result of the acceleration of vesting of these options, the Company expects to avoid compensation expense of approximately $4.6 million, net of income taxes, that would have otherwise been recognized under SFAS No. 123 (Revised 2004), “Share-Based Payment”, which the Company intends to adopt effective April 1, 2006.

Fair Value of Financial Instruments. At March 31, 2005 and 2004, the carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The carrying value of the Company’s short-term borrowings and long-term debt approximate fair value and are based on current interest rate and credit spread assumptions.

Concentration of Risk. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company’s revenue and related trade receivables are derived primarily from the sale of in-store electronic marketing and direct-to-patient communications. Accounts receivable are due primarily from companies located throughout the United States, Europe and Japan. Credit is extended based on an evaluation of the client’s financial condition and, generally, collateral is not required. At March 31, 2005, approximately 22.0% of Accounts receivable, net related to three clients. The Company’s three largest clients accounted for approximately 22.2% of consolidated revenue for fiscal year 2005.

The Company relies on retail stores and pharmacies to provide access to their premises and consumers for the Catalina Marketing Network® and Health Resource Network to be successful. The Company believes the impact to the networks with respect to a loss of a single retail chain or pharmacy chain may be limited due to the diversity of participation. However, approximately 57.1% of the delivered in-store promotional and communications incentives provided by CMS for its clients during the fiscal year ended March 31, 2005, were generated from within the stores belonging to five retail chains. Also, over 87.2% of the delivered promotional materials the Company provided for pharmaceutical clients during the fiscal year ended March 31, 2005 were generated from within the pharmacies belonging to three retail pharmacy chains. If any of these five retail chains or three pharmacy chains were to decide not to renew their contract with the Company, or if they reduce the number of point-of-sale locations, a material reduction in revenues could result if these point-of-sale locations, or the transactions accessed at these locations, are not replaced.

During fiscal year 2004, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from prints delivered at Eckerd and CVS were approximately $9.9 million or 12.7% of total CHR revenue in fiscal year 2004, compared with $10.4 million or 16.5% of total CHR revenue in fiscal year 2003. At March 31, 2004, the Health Resource Network was installed in approximately 11,900 retail pharmacy outlets. At March 31, 2005, the Health Resource Network was installed in approximately 12,400 retail pharmacy outlets.

New Accounting Standards

Accounting Standards Adopted in Fiscal Year 2005

FASB Staff Position No. 106-2 (“FSP 106-2”). FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”),” was issued in response to a new law regarding prescription drug benefits under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2, which supercedes FSP 106-1, provides guidance related to the accounting for the effect of the subsidy on the Company’s postretirement health care plan at such time that a conclusion has been reached that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the MMA, and accounting guidance for those circumstances in which the expected subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company has determined the effect of the subsidy on net periodic post-retirement benefit cost for future periods. See Note 17.

FASB Staff Position No. FAS. 109-1 (“FAS 109-1”). FAS 109-1, “Application of FASB Statement No. 109 Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”)” was issued and effective in December 2004, and provides guidance on the accounting for a special tax deduction created under the Act for qualified production activities. The Company’s business activities do not meet the criteria and do not qualify for the special tax deduction. Accordingly, the provisions of this accounting pronouncement are not applicable to the Company.

FASB Staff Position No. FAS. 109-2. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was issued and effective in December 2004, and allows additional time for the evaluation of the effect of the Act on plans for reinvesting or repatriating foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” Based upon its evaluation, the Company has determined that it will not utilize the Act’s special one-time dividend received deduction on the repatriation of certain foreign earnings, which is consistent with management’s decision that the earnings of foreign subsidiaries have been and will continue to be indefinitely reinvested in foreign operations. Accordingly, since no amounts have been recognized under the Act, there is no effect on income tax expense in the accompanying Consolidated Financial Statements.

EITF 03-13. At its November 2004 meeting, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). This pronouncement provides guidance for (a) determining which cash flows should be considered when assessing whether the cash flows of the disposed component have been eliminated from the ongoing operations of the company and (b) determining the definition of “continuing involvement” for purposes of evaluating the appropriateness of the accounting for discontinued operations treatment pursuant to SFAS No. 144. The Company applied the guidance provided in EITF 03-13 in accounting for the sale of its discontinued CMRS business segment during the third quarter of fiscal year 2005.

Accounting Standards Adopted in Fiscal Year 2004

SFAS No. 143. On April 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related asset and depreciated over the corresponding asset’s useful life.

Upon adoption, the Company recorded a net increase in property and equipment of $0.7 million and recognized an asset retirement obligation of $2.1 million. This resulted in the recognition of a non-cash charge of $0.8 million, net of an income tax benefit of $0.6 million, which is reported as a cumulative effect of an accounting change for the fiscal year ended March 31, 2004. The effect of the adoption of SFAS No. 143 is associated with Japan Billboard’s contractual obligation to remove certain billboards upon termination or cancellation of the related financing agreement.

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

Additional pro forma information, assuming the adoption of SFAS No. 143 on April 1, 2001, is as follows for the year ended March 31 (in thousands, except per share data):

	2005	2004	2003
Reported net income (loss)	$65,452	$(19,273)	$55,098
Additional income, assuming the adoption of SFAS No. 143 on April 1, 2001	—	—	67

Pro forma net income	$65,452	$(19,273)	$55,165

Reported diluted earnings (loss) per share	$1.25	$(0.37)	$1.00
Additional income, assuming the adoption of SFAS No. 143 on April 1, 2001	—	—	.01

Pro forma diluted earnings (loss) per share	$1.25	$(0.37)	$1.01

Reconciliation of the beginning and ending amount of asset retirement obligation is as follows:

Balance as of April 1, 2003	$2,048
Liabilities recorded for billboards newly installed	46
Reduction in liabilities for billboards removed	(731)
Accretion expense	47
Increase in liabilities for changes in estimates due to the timing of future obligations, teardown costs and future cash flows	365
Currency translation adjustment	237

Balance as of March 31, 2004	$2,012
Reduction in liabilities for billboards removed	(766)
Accretion expense	27
Currency translation adjustment	(59)
Elimination of obligation upon sale of Japan Billboard	(1,214)

Balance as of March 31, 2005	$—

The Company’s asset retirement obligations and the related capitalized asset retirement costs at March 31, 2004 were reassessed in accordance with SFAS No. 143, resulting in an additional liability of approximately $0.4 million. The reassessment made by the Company included the anticipated impact from decisions made by the Japan Ministry of Health’s intention to adopt and ratify its involvement in the World Health Organization’s (“WHO”) recently adopted international Framework Convention on Tobacco Control (“FCTC”) passage in January 2004. This event also required an assessment of any potential impairment with respect to the capitalized asset retirement costs. This adoption severely limited Japan Billboard’s tobacco clients in their ability to advertise tobacco products on billboards in Japan. The asset retirement obligations for billboards were eliminated in conjunction with the sale of Japan Billboard during fiscal year 2005.

Revised SFAS No. 132. In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). This revision to SFAS No. 132 is intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ended after December 15, 2003. The information provided in Note 17 regarding the Company’s Other Postretirement Benefits includes the additional disclosures required under the revision to SFAS No. 132.

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

Accounting Standards Adopted in Fiscal Year 2003

EITF 00-21. In January 2003, the EITF issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on when to account for multiple elements in an arrangement as separate units of accounting and requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of retail in-store electronic marketing services was accompanied by the sale of loyalty cards, thus constituting a revenue arrangement with multiple deliverables. The Company elected to apply EITF 00-21 for the fiscal year ended March 31, 2003. The application of the provisions of EITF 00-21 did not have a material impact on the Company’s results of operations, financial position or cash flows.

SAB 104. In December 2003, the Staff of the SEC issued SAB No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. The provisions of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the accounting and disclosures to be made by a guarantor about obligations under certain guarantees that it has issued. It clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 requires disclosure in all financial statement presentations issued after December 15, 2002. The Company has no guarantees required to be either recorded or disclosed under FIN 45 as of March 31, 2005.

SFAS No. 146. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 generally requires that costs associated with an exit or disposal activity be recognized as liabilities when incurred, rather than the date of commitment to an exit plan, and it establishes that fair value is the standard for initial measurement of such liabilities. SFAS No. 146 applies to exit or disposal activities that are initiated after December 31, 2002. During fiscal years 2004 and 2003, the Company did not have any exit or disposal activities that were required to be accounted for pursuant to this new standard. During fiscal year 2005, the Company applied the provisions of SFAS No. 146 to certain exit and disposal activities, including the sale of its CMRS business.

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” SFAS No. 148 is effective for fiscal years ended after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Accordingly, the Company has provided the required disclosures in its Notes to the Consolidated Financial Statements for the year ended March 31, 2005. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options through March 31, 2005. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. See Stock Based Compensation as discussed in this Note 2, and SFAS No. 123R in Accounting Standards Not Yet Adopted, below.

FIN 46 and FIN 46R. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46”), which requires the consolidation of certain variable interest entities in which the equity holders do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created before February 1, 2003, FIN 46 requires measurement of the assets and liabilities of the variable interest entity at their carrying amounts. The provisions of FIN 46 regarding implementation date were revised by FIN 46 (revised) (“FIN 46R”). The additional provisions of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

The Company adopted FIN 46 in fiscal year 2003 and accounted for the obligation under a lease agreement on its headquarters facility in accordance with the provisions of FIN 46. The Company leased its headquarters facility through a variable interest entity that was created in fiscal year 2001 and was partially funded by a third-party financial institution. The variable interest entity’s sole function was the leasing of the headquarters facility to the Company. The accompanying Consolidated Balance Sheet as of March 31, 2004 reflects the carrying amount of the consolidated assets of the variable interest entity that served as collateral, and is presented in the following table (in thousands):

Land	$4,110
Building	19,757
Building and other improvements	762
Furniture and office equipment	819

$25,448

Minority interest of $0.9 million as of March 31, 2004 represents the equity ownership of the variable interest entity not held by the Company.

The following pro forma income statement for fiscal year 2003 reflects the effect of the application of FIN 46 to the Company (in thousands, except per share data):

	Prior to the Adoption of FIN 46	Consolidation of Variable Interest Entity(1)	As Restated for the Adoption of FIN 46
Revenues	$383,849	$—	$383,849
Costs and expenses	296,921	795	297,716

Income from operations	86,928	(795)	86,133
Interest (expense)	(1,172)	(677)	(1,849)
Other income (expenses), net	(1,012)	—	(1,012)

Income (loss) before income taxes	84,744	(1,472)	83,272
Provision (benefit) for income taxes	32,282	(574)	31,708

Income from continuing operations	52,462	(898)	51,564
Income from discontinued operations	3,534	—	3,534

Net income (loss)	$55,996	$(898)	$55,098

Net income (loss) per common share:
Basic	$1.03	$(.02)	$1.01

Diluted	$1.02	$(.02)	$1.00

(1)	The pro forma adjustments reflect an increase in depreciation expense of $1.5 million, a reduction of rent expense and a corresponding increase to interest expense of $0.7 million and an income tax benefit of $0.6 million.

The Company purchased its headquarters facility from the variable interest entity in fiscal year 2005. Accordingly, the accounts of the Variable Interest Entity, which was terminated in conjunction with the purchase, are no longer included in the Company’s Consolidated Financial Statements. See Note 8.

SFAS No. 144. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This pronouncement provides guidance for (a) recognition of an impairment loss related to long-lived assets to be held and used, (b) accounting for long-lived assets to be disposed of other than by sale and (c) accounting for long-lived assets to be disposed of by sale. The Company applies the provisions of SFAS No. 144 when testing its long-lived assets for impairment.

The Company applied the guidance provided by SFAS No. 144 in accounting for the sale and the financial reporting of its discontinued business segments for fiscal year 2005.

Accounting Standards Not Yet Adopted

FAS No. 151. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. . . ..” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its results of operations or financial condition.

SFAS No. 153. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial condition.

SFAS No. 123R. In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). SFAS No. 123 established, as preferable, a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the continued application of the guidance in Opinion No. 25, as long as the notes to the financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected to record the effect of share-based payments in accordance with Opinion No. 25 and disclosed the effect of SFAS No. 123 in its notes to the financial statements. SFAS No. 123R will require compensation cost relating to share-based payment transactions to be recognized in financial statements.

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

SFAS No. 123R is effective for the Company as of April 1, 2006. The Company has not determined the amount of compensation expense that will result from the adoption of SFAS No. 123R, but expects the amount to have a material effect on its results of operations. See discussion of Stock Based Compensation above.

Note 3. Acquisitions, Disposition and Goodwill

The Company has historically made acquisitions based on various factors including client relationships, service offerings, competitive position, reputation, experience and specialized know-how. The Company’s acquisition strategy was to build upon the capabilities of its various strategic business platforms through the expansion of service capabilities. In executing the acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the Company’s existing client relationships. Due to the nature of the Company’s business, the companies it acquired frequently had minimal tangible net assets or identifiable intangible assets. The acquisition price was frequently determined by the future projected revenue and cash flow of the entity being acquired. Accordingly, a substantial portion of the purchase price was allocated to goodwill. The Company performs an annual impairment test to assess whether the fair value of goodwill has been impaired.

On March 31, 2004, the Company sold its loyalty card and data-entry services business to an unrelated third party for $0.5 million in cash, resulting in a loss on sale of approximately $1.1 million. The loss on the sale of this business, which was not a separately reportable business segment, is included in Selling, General and Administrative expenses in the Consolidated Statement of Operations for fiscal year 2004.

The following tables present the changes in the carrying amount of goodwill during fiscal years ended March 31, 2005, 2004 and 2003 (in thousands):

	Year Ended March 31, 2005
	CMS	CHR	DMS	Int’l	Japan Billboard	CMRS	Total Consolidated
Beginning balance	$20,210	$36,132	$1,609	$24,153	$—	$2,639	$84,743
Impairment	—	—	(1,609)	—	—	(2,639)	(4,248)

Ending balance	$20,210	$36,132	$—	$24,153	$—	$—	$80,495

	Year Ended March 31, 2004
	CMS	CHR	DMS	Int’l	Japan Billboard	CMRS	Total Consolidated
Beginning balance	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416
Goodwill acquired	—	—	866	—	22,921	—	23,787
Impairment	—	—	(29,788)	—	(30,493)	(21,179)	(81,460)

Ending balance	$20,210	$36,132	$1,609	$24,153	$—	$2,639	$84,743

	Year Ended March 31, 2003
	CMS	CHR	DMS	Int’l	Japan Billboard	CMRS	Total Consolidated
Beginning balance	$20,210	$11,978	$29,867	$24,112	$7,572	$23,618	$117,357
Goodwill acquired	—	24,154	664	—	—	200	25,018
Other	—	—	—	41	—	—	41

Ending balance	$20,210	$36,132	$30,531	$24,153	$7,572	$23,818	$142,416

Fiscal Year 2005 Activity

In November 2003, the Company announced its intent to divest CMRS, DMS and Japan Billboard. As a result, the Company tested the goodwill of these reporting units for impairment during fiscal year 2004, resulting in partial impairment of goodwill. See Fiscal Year 2004 Activity below.

The Company tested the goodwill at CMRS for impairment again during fiscal year 2005 due to a further decline in CMRS’ forecasted cash flows. Based upon this testing, the Company determined that an additional impairment of goodwill had occurred and recorded an impairment charge of $2.6 million within discontinued operations, thereby eliminating the goodwill attributable to this business unit.

Goodwill related to DMS of $1.6 million was also eliminated during fiscal year 2005 due to an additional decline in DMS’ forecasted cash flows. The Company did not expect to recover this goodwill. However, subsequent to the write-off of goodwill within discontinued operations, the Company sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on sale.

Fiscal Year 2004 Activity

Increases to Goodwill

In fiscal year 2004, DMS goodwill increased $0.9 million due to the final contingent purchase price payment made to the former owner.

Also in fiscal year 2004, Japan Billboard goodwill increased $22.9 million related to the purchase of the remaining 49% ownership interest in Japan Billboard from the minority shareholders. In May 2003, the Company, through one of its wholly owned subsidiaries, exercised the call option provided in the Japan Billboard purchase agreement to acquire the remaining 49% from the minority interest shareholders. The exercise of this call option resulted in a net cash payment of $22.9 million in July 2003, based on foreign exchange rates at the payment date. Using the purchase method of accounting, this transaction created additional goodwill of $22.9 million. The Company exercised the call option to reduce the adverse financial impact that would have resulted from the exercise of a put option available to the minority interest shareholders.

Impairment of Goodwill

Charges for impairment of goodwill of $81.5 million were recorded during fiscal year 2004 and are reflected in Income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations. These impairment charges resulted from certain triggering events during the year, including the Japan Billboard 49% minority purchase and an intent to sell certain reporting units.

The purchase of the remaining 49% of Japan Billboard in the second quarter of fiscal year 2004 and the announcement of the intention to divest of this business during the third quarter of fiscal year 2004 were both triggering events requiring impairment testing. The Company calculated impairment charges of $30.5 million, which eliminated Japan Billboard’s goodwill, based on the estimated fair value of the business. The purchase price of the 49% minority interest was based on a pre-determined formula of enterprise value based on Japan Billboard’s performance during the previous four quarters. Subsequent to the purchase of the remaining interest of Japan Billboard, the Company determined that the carrying value of the Japan Billboard business had been impaired primarily because the purchase price paid under the predetermined formula described above was in excess of the fair value of the Japan Billboard business. Fair value was estimated based on a discounted future cash flow model. In addition, the Voluntary Global Tobacco Marketing Initiative (the “Initiative”), described below, had a significant negative impact on the Japan Billboard business.

The passage and adoption of the Initiative in fiscal year 2002 significantly affected the manner in which tobacco companies in Japan could market, promote and advertise their products. As a result of the implementation of this Initiative, Japan Billboard’s primary client, from which it derived approximately 70% of its revenues, began to reduce its advertising expenditures for billboards significantly, as well as most other media and promotional spending. The Initiative, as it relates to outdoor advertising, mandated that the maximum visual dimension of any billboard advertisement be limited to 35 square meters. As a result, a significant number of Japan Billboard’s sales contracts covering a broad network of large-sized billboards with this client were either terminated or not renewed during fiscal year 2003. This trend continued during fiscal year 2004 and the Company’s forecasted cash flows for Japan Billboard continued to decline, such that, during the third quarter of fiscal year 2004, the estimated fair value of the business was significantly less than the carrying value, reducing the goodwill to $0. In addition to the impairment charge for goodwill, the Company recognized an impairment charge for certain billboards, as discussed in Note 5.

The Company also tested the goodwill of CMRS and DMS after announcing its intent to divest these reporting units. The initial testing of the goodwill of these reporting units resulted in partial impairment of goodwill due to the decline in these businesses’ forecasted cash flows. Additional subsequent testing of these business units in fiscal year 2004, based upon purchase offers received from prospective buyers, resulted in further impairment of goodwill. Goodwill impairment charges for CMRS and DMS, included in Income (loss) from discontinued operations, were $21.2 million and $29.8 million, respectively, for fiscal year 2004.

Fiscal Year 2003 Activity

DMS and CMRS goodwill increased $0.7 million and $0.2 million, respectively, due to contingent purchase price payments made during the year.

In fiscal year 2003, CHR goodwill increased $24.2 million due to the Company’s June 2002 tender offer to purchase the minority shares in the business. As of March 31, 2002, the Company owned 87.1% of the outstanding common stock of CHR. In June 2002, the Company commenced a tender offer to purchase the outstanding minority interest common stock of CHR, at a purchase price of $33.00 per share. Certain current and former employees and directors of CHR owned the outstanding shares that were purchased in the tender offer. During the fiscal year ended March 31, 2003, the Company purchased 731,921 of the outstanding shares of CHR common stock for approximately $24.2 million. As of March 31, 2003, the Company held 5,771,921 of the total 5,954,047 outstanding shares, or 97% of CHR common stock. The June 2002 tender offer expired on October 16, 2002. The acquisition of the CHR common stock purchased under the June 2002 tender offer was accounted for using the purchase method of accounting.

See Note 14 for information regarding an additional tender offer made in fiscal year 2005 for the remaining outstanding shares of CHR common stock.

Note 4. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	Weighted Avg. Useful Life As of March 31, 2005 (In years)	As of March 31,
		2005	2004
Purchased patents	14.7	$23,590	$23,552
Accumulated amortization		(11,909)	(10,080)

Patents, net		$11,681	$13,472

Estimated future amortization of patents is as follows as of March 31, 2005 (in thousands):

Fiscal Year	Estimated Amortization
2006	1,684
2007	1,641
2008	1,641
2009	1,639
2010	1,629

The Company recognized amortization expense of $1.9 million, $1.8 million and $1.7 million for fiscal years 2005, 2004 and 2003, respectively, which is included on the Consolidated Statements of Operations within Depreciation and Amortization.

Note 5. Impairment Charges

The Company recorded impairment charges during fiscal year 2005 of $0.4 million and $0.3 million at CMRS and Corporate, respectively, because the estimated fair value of certain depreciable assets exceeded their carrying value. The impairment charge related to those assets of CMRS is included in Income (loss) from of discontinued operations. The impairment charge related to those assets of Corporate are included in selling, general and administrative expenses.

During fiscal years 2004 and 2003, Japan Billboard recognized impairment charges of $4.1 million and $1.2 million, respectively, to write down billboards and related fixtures to fair value. These charges are included in Income (loss) from discontinued operations. Fair value was determined using discounted forecasted future cash flows. In both years, the undiscounted cash flows expected to be generated from the billboards were less than the carrying amount. In fiscal year 2003, this is primarily attributed to the effects of the Initiative (see further discussion of the Initiative in Note 3). In fiscal year 2004, this is attributed to both the effects of the Initiative and the anticipated effects of an announcement by Japan’s Ministry of Health in January 2004 of its intention to sign and ratify the international Framework Convention on Tobacco Control (“FCTC”), an international treaty negotiated by the World Health Organization that sets minimum standards for tobacco control policies. The adoption of FCTC was expected to further limit the ability of tobacco companies to advertise tobacco products on billboards in Japan.

See Note 3 for a discussion of impairment charges related to goodwill.

The following table summarizes the impairment charges related to goodwill and other long-lived assets recorded by the Company (in thousands):

	Year ended March 31,
	2005	2004	2003
DMS	$1,609	$29,788	$—
CMRS	3,010	21,179	—
Japan Billboard	—	34,598	1,225

Total for discontinued operations	$4,619	$85,565	$1,225
Corporate	288	—	—

	$4,907	$85,565	$1,225

During fiscal year 2003, the Company recorded an impairment charge of $1.0 million to write off an investment, accounted for using the cost method, due to an other-than-temporary decline in the carrying value. Factors leading to the impairment included the investment’s history of negative cash flows from operations, lack of earnings performance longer than originally anticipated and the current business prospects of the investee. Management’s rationale for asserting that the impairment was other-than-temporary include the speculative nature of the start-up investment, the requests for additional financing sooner than expected, the rate at which the investee was using cash and the lack of any foreseeable viable market for the product being developed by this investee. This charge is included as a component of Other income (expenses), net on the accompanying Consolidated Statements of Operations for fiscal year 2003. This investment was included in the corporate group and had not been allocated to any operating segment.

Note 6. Detail of Accrued Expenses

Accrued expenses include (in thousands):

	As of March 31,
	2005	2004
Payroll related	$24,356	$17,333
Accrued retailer fees	9,842	9,899
Deferred compensation plans (see Note 12)	4,746	6,901
Sales commissions	10,712	7,728
Accrued operating expenses	3,515	9,369
Business taxes	4,901	7,915
Other	4,065	6,633

Total accrued expenses	$62,137	$65,778

Note 7. Income Taxes

The components of income before income taxes and the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended March 31,
	2005	2004	2003
Income before income taxes:
Domestic	$93,335	$86,787	$76,746
Foreign	16,917	10,809	6,526

	$110,252	$97,596	$83,272

Income tax provision (benefit)
Current taxes:
Federal	$34,437	$22,572	$27,765
State	5,255	1,819	811
Foreign	5,790	4,492	3,108

	45,482	28,883	31,684

Deferred taxes:
Federal	(3,442)	7,553	(165)
State	(377)	1,139	125
Foreign	(7)	(376)	64

	(3,826)	8,316	24

Provision for income taxes	$41,656	$37,199	$31,708

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003
Expected federal statutory taxes at 35%	$38,588	$34,158	$29,145
State and foreign income taxes, net of federal benefit	3,022	2,478	2,914
Tax benefit of foreign branches	(3,991)	(2,767)	(4,515)
Increase in valuation allowance	3,798	3,227	4,082
Other	239	103	82

Provision for income taxes	$41,656	$37,199	$31,708

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

Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and from revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

	As of March 31,
	2005	2004
Deferred Tax Assets:
Payroll related	$1,248	$1,882
Deferred revenue	1,663	402
Provision for doubtful accounts	814	1,373
Accrued expenses	2,383	4,638
Net operating loss carryforwards	15,882	14,767
Investments in unconsolidated equity securities	990	1,060
Capital loss carryforward	11,969	799
Other	267	282

	35,216	25,203
Valuation allowance	(31,116)	(17,653)

Net deferred tax assets	4,100	7,550
Deferred Tax Liabilities:
Depreciation and amortization	(7,730)	(8,258)
Prepaid expenses	—	(583)

Net deferred tax assets (liabilities)	$(3,630)	$(1,291)

Net deferred tax assets (liabilities) consist of:

	As of March 31,
	2005	2004
Deferred tax asset (current)	$6,108	$8,536
Long-term deferred tax asset	—	—
Deferred tax liability (current)	—	—
Long-term deferred tax liability	(9,738)	(9,827)

Net deferred tax assets (liabilities)	$(3,630)	$(1,291)

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. The valuation allowance increased by $13.5 million during fiscal year 2005 and $4.7 million during fiscal year 2004. The increase in the valuation allowance of $13.5 million in fiscal year 2005 as compared with fiscal year 2004 is due to a $9.7 million increase included in discontinued operations and a $3.8 million increase included in continuing operations. The increase in the valuation allowance related to discontinued operations is primarily due to an increase in the deferred tax assets recognized at Japan Billboard, primarily for the capital loss incurred on the sale of Japan Billboard. The increase in the valuation allowance on continuing operations in fiscal year

2005 is primarily due to an increase in the foreign deferred tax assets during the fiscal year. The increase in the valuation allowance in fiscal year 2004 was also primarily related to an increase in the foreign deferred tax assets during the fiscal year. Management has reserved against these foreign deferred tax assets because the Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of March 31, 2005, the Company had cumulative U.S. federal taxable net operating loss (“NOL”) carryforwards of $0.6 million, which expire between 2012 and 2019. These NOLs were acquired through various Company acquisitions and are limited by Internal Revenue Code Section 382 to an annual deduction of $0.5 million. In addition, various foreign subsidiaries of the Company had aggregate foreign taxable NOL carryforwards of $40.7 million. Approximately $8.8 million of the foreign NOLs can be carried forward indefinitely, while the remaining $31.9 million expire between 2005 and 2010. Foreign pre-tax losses represented by NOLs of approximately $34.9 million have already been deducted in the consolidated U.S. Corporation income tax return.

The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and; therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of March 31, 2005, the cumulative unremitted foreign earnings of the Company’s foreign subsidiaries are $22.2 million. It is impractical to determine the amount of unrecognized deferred taxes with respect to these earnings; however, a foreign tax credit may be available to partially reduce U.S. income taxes in the event of a distribution.

Note 8. Short-Term Borrowings and Long-Term Debt

The Company’s short-term borrowings and long-term debt consisted of the following (in thousands) (1):

	As of March 31,
	2005	2004
Corporate Facility, interest from 0.695% to 3.475%	$64,263	$—
Short-term borrowings with several Japanese banks and financing agents, interest from 1.88% to 6.13% as of March 31, 2004 (payable in Yen)	—	37,016
Long-term obligation associated with variable interest entity, interest rate of 3.11% as of March 31, 2004	—	29,566
Long-term installment debt in Japan, interest from 4.65% to 5.68% as of March 31, 2005 and 2004, maturing through August 2006 (payable in Yen)	360	342

Total debt obligations	64,623	66,924
Less current portion of long-term debt	30,299	37,016

Long-term debt	$34,324	$29,908

Maturities of long-term debt are as follows as of March 31, 2005 (in thousands):

Amount
2006	$30,299
2007	61
2008	—
2009	—
2010	34,263
2011 and after	—

Total long-term debt	$64,623

(1)	Amounts owed to Japanese banks for short- and long-term debt are as of December 31, 2004 and 2003, due to the consolidation of the Company’s foreign subsidiaries on a three-month lag.

The August 2004 Credit Facility

        On August 27, 2004, the Company entered into a new, five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”), which replaced the Prior Facility (described below). The Credit Facility provides available borrowings of up to $125.0 million, but has a feature that allows the Company to increase the revolving credit line to up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the Credit Facility, of $10.0 million. The Credit Facility is used for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, capital expenditures and acquisitions, as such terms are defined in the Credit Facility.

The interest rate on advances under the Credit Facility is based on (a) the greater of the Prime Rate or the Federal Funds Effective Rate plus one-half percent or, (b) the Eurocurrency Base Rate, as those terms are defined in the Credit Facility. A percentage margin, ranging from 0.625% to 1.125% and determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility, is added to the Eurocurrency Base Rate. Amounts due under the Credit facility as of March 31, 2005 included a margin of 0.625%.

The Company pays a quarterly commitment fee ranging from 0.15% to 0.25% of the unused portion of the Credit Facility, which is determined based upon the Company’s Leverage Ratio, as that ratio is defined in the Credit Facility. The commitment fee as of March 31, 2005 was payable at a rate of 0.15%. Usual and customary fees are payable for letters of credit that are issued under the agreement. The Company may, at its option, reduce the maximum commitment amount of the Credit Facility and generally may prepay any amounts outstanding without penalty. The Credit Facility is unsecured, with a negative pledge on all material assets, and is guaranteed by all material U.S. subsidiaries of the Company.

Financing fees paid through March 31, 2005 in conjunction with the August 2004 Credit Facility were $0.7 million. These fees will be amortized as interest expense over the term of the Credit Facility.

In accordance with the terms of the Credit Facility, the Company provides customary, ongoing representations, warranties and covenants, and is subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within the applicable cure period, violation of covenants or a change in control of the Company. The Company was in compliance with all Credit Facility covenants as of March 31, 2005.

The Company repaid amounts outstanding under the prior Japan credit facility (described below) with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed for payment on the prior Japan credit facility was approximately $31.8 million. Due to changes in the currency exchange rates between the U. S. dollar and the Yen, the amount outstanding under the Japan borrowings was $34.3 million as of March 31, 2005.

In addition, the Company borrowed $30.0 million on the Credit Facility on September 1, 2004, and used the proceeds to replenish the cash used to purchase the corporate headquarters facility. See Long-Term Debt of Variable Interest Entity, below. Since the Company’s consolidated accounts previously included the accounts of the lessor, the purchase of the headquarters facility resulted in the refinancing of debt and purchase of the lessor’s equity interest.

There was $64.3 million outstanding under the Credit Facility as of March 31, 2005, with interest payable at rates ranging from 0.695% for the outstanding tranche due in Yen, to 3.475% due under a Eurodollar-based tranche due in U. S. dollars. During April 2005, the Company repaid $30.0 million on the Credit Facility.

The Prior Facility and the Amended Prior Facility

On September 25, 2000, the Company entered into a credit agreement (the “Prior Facility”) with a syndicate of commercial banks including Bank One, NA as the Administrative Agent, and Wachovia Bank, NA as the Syndication Agent and Documentation Agent. Prior to the extension and subsequently amended agreement discussed below, the Prior Facility provided for a revolving loan credit facility of up to $150 million. The Prior Facility was guaranteed by several of the Company’s subsidiaries and contained certain financial covenants, including maintenance of an interest coverage and maximum leverage ratios and other terms and conditions, including a subjective acceleration clause which could require immediate repayment in the event of Default, as defined in the Prior Facility.

As a result of the delay in completing audited financial statements for fiscal year 2003, the Company was unable to complete its covenant compliance certificates as required per the terms of the Prior Facility for the periods ended March 31, 2003 and June 30, 2003. Waivers were obtained from the bank group on June 30, 2003 and September 3, 2003, respectively, to waive the Unmatured Default and the Default, as such terms are defined in the Prior Facility, created by such non-compliance. In conjunction with the September 3, 2003 waiver, available borrowings were reduced from $150 million to $60 million. On September 25, 2003, the expiration date of the Prior Facility, the Company entered into an agreement with its bank group to extend the Prior Facility for 60 days through November 24, 2003. Significant changes to the Prior Facility resulting from the extension included a reduction in availability from $60 million to $30 million, an increase in interest rate pricing, an increase in the unused facility fee and restrictions on cash and investments.

At the expiration of the extension on November 24, 2003, the Company reached an agreement with its bank group to extend the Prior Facility through August 31, 2004 (the “Amended Prior Facility”). Availability under the Amended Prior Facility remained at $30.0 million. Borrowings under the Amended Prior Facility accrued interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate plus 200 basis points, or (ii) the higher of 100 basis points over the Federal Funds Rate or Bank One’s prime rate of interest, as defined in the agreement. In addition, the Prior Facility provided for unused facility fees to accrue at 50 basis points per annum multiplied by the unused portion of the revolving credit facility. This pricing remained effective until such time that the Company’s audited financial statements for fiscal year 2003 were filed with the SEC on May 17, 2004. Subsequent to that date, borrowings under the Amended Prior Facility accrued interest at rates based upon either (i) the British Bankers’ Association Interest Settlement Rate plus an applicable margin ranging from 50 to 150 basis points (Eurodollar Rate) or (ii) the higher of a range of zero to 50 basis points over the Federal Funds Rate or Bank One’s prime rate of interest, as defined in the agreement. In addition, the Amended Prior Facility provided for unused facility fees to accrue at a range of 25 to 35 basis points per annum multiplied by the unused portion of the revolving credit facility. There were no outstanding loans as of March 31, 2004. The stated interest rate on the facility was 3.1% on March 31, 2004.

The Company incurred financing fees of approximately $1.0 million for the credit line extensions, which were deferred and were fully amortized as of August 27, 2004.

Long-Term Debt of Variable Interest Entity

Prior to August 25, 2004, the Company leased its corporate headquarters, in St. Petersburg, FL, from a variable interest entity (“VIE”) that was created in fiscal year 2001 and was partially funded by a third-party financial institution. The Company accounted for the VIE in accordance with FIN 46R. Because the Company was the primary beneficiary of the VIE, the Company had been consolidating the accounts of the VIE, and included the accounts of the VIE in its Consolidated Balance Sheet as of March 31, 2004.

On August 25, 2004, the Company purchased the corporate headquarters facility for $30.5 million. The lease for the corporate headquarters facility, which was scheduled to expire in October 2005, was terminated in conjunction with the purchase. The accounts of the VIE, which included long-term debt of $29.6 million and equity of $0.9 million to fund the facility, were liquidated upon the sale of the facility to the Company and, as such, are no longer consolidated in the Company’s accounts as of March 31, 2005.

Prior Japan Borrowings

On March 26, 2002, Catalina Marketing Japan, KK, a Japan corporation and majority-owned subsidiary of Catalina Marketing Corporation, (the “Japan Subsidiary”) entered into a credit agreement (the “Prior Japan Agreement”) with Bank One, NA.

The Prior Japan Agreement originally provided for a revolving credit facility of up to 500 million Yen, increased to 1.5 billion Yen as of July 31, 2003. The Prior Japan Agreement also provided for a term credit facility of up to 2.0 billion Yen for long-term funding of the Japan Subsidiary. An additional Japan credit facility provided up to 600 million Yen, of which 250 million Yen ($2.3 million) expired during fiscal year 2005.

In conjunction with the extension of the Prior Corporate Facility, the Japan Subsidiary’s credit facility with Bank One, NA was renegotiated (the “Amended Prior Japan Facility”). The Amended Prior Japan Facility consisted of a 1.5 billion yen ($14.4 million as of March 31, 2004) revolving commitment extended through August 31, 2004 and a term loan commitment of 2.0 billion Yen ($19.2 million as of March 31, 2004) that matured March 31, 2005. The Amended Prior Japan Facility was guaranteed by the Company and certain of its domestic subsidiaries, and a pledge of substantially all of the assets of the Company and certain of its domestic subsidiaries, except for the corporate headquarters facility in St. Petersburg, FL.

Borrowings under the Amended Prior Japan Facility accrued interest at rates based upon either (i) the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus 2.0% for the term loan or (ii) the Yen TIBOR rate plus 2.0% for the revolving commitment, until such time that the Company’s audited financial statements for fiscal year 2003 were filed with the SEC on May 17, 2004. Subsequent to that date, pricing on the term loan returned to the three-year JPY/ JPY Interest Rate Swap market rate against LIBOR plus 1.25% per annum. Pricing on the revolver was determined based on a grid that ranged from TIBOR plus 1.0% to TIBOR plus 2.0% per annum, dependent upon certain of the Company’s financial covenants.

The Company repaid amounts outstanding under the Prior Amended Japan Facility with proceeds from the August 2004 Credit Facility on the date the August 2004 Credit Facility was executed. The total amount borrowed for payment on the Prior Amended Japan Facility was approximately $31.8 million.

The remaining short- and long-term borrowings outstanding in Japan at March 31, 2005 consist of installment loans payable related to certain equipment purchased by the Company’s coupon operations in Japan.

Note 9. Commitments and Contingencies

Lease Commitments. The Company leases certain office space and equipment under noncancellable operating leases that expire at various dates through fiscal year 2011. Rental expense under operating leases was $5.8 million, $5.8 million and $5.1 million, in fiscal years 2005, 2004 and 2003, respectively. Future minimum operating lease commitments as of March 31, 2005, are as follows (in thousands):

Fiscal Year
2006	$4,151
2007	3,088
2008	2,918
2009	2,023
2010	1,657
Thereafter	286

Total minimum lease payments	$14,123

Contingent Earn-Out Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between the Company and the joint venture partners in the Company’s Japanese coupon operations, the Company is obligated to pay these joint venture partners a final deferred earn-out payment based on the future operating results of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn-out payment based on a predetermined formula. The Company is not able to estimate the amount, or a range of the possible amounts, of the contingent payment because the Company is not able to reasonably estimate the future earnings of its Japan coupon business over four consecutive quarters during a time period ending between 2006 and 2007, which is the basis of the calculation of the contingent payment. The ultimate amount of this payment, if any, could be material.

Purchase Commitments. The Company has a purchase commitment to a vendor for the purchase of certain customized store equipment, which is used in the normal course of business, pursuant to a contract which extends through November 2007. The outstanding balance under this purchase commitment as of March 31, 2005 was $9.1 million. The Company also has commitments to purchase the safety stock of paper supplies stored at the suppliers’ warehouses on the Company’s behalf. As of March 31, 2005, there was approximately $3.0 million of paper stock for which the Company was committed to purchase in the event the suppliers’ services are terminated by the Company.

The Company’s annual obligation for purchases of the customized store equipment and its obligation for suppliers’ paper stock as of March 31, 2005, are as follows (dollars in thousands):

Fiscal Year
2006	$6,500
2007	3,524
2008	2,055

Total	$12,079

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

Government Investigations. On March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003 to inform the Staff of certain revenue recognition timing issues that management of the Company identified at CHR. The Company believes that the SEC’s inquiry is focused primarily on the revenue recognition timing issues at CHR during fiscal years 2001, 2002 and 2003. Since the initiation of the informal investigation and through the date of the filing of this Annual Report on Form 10-K, the Company has been cooperating with the SEC in connection with its investigation, including in-person meetings between Company representatives and the SEC Staff, and the provision to the SEC of information and numerous documents. In addition, the Company has made available as witnesses those individuals under its control in response to the SEC’s inquiries and requests. Other than the SEC investigation, as of the date hereof, the Company is not aware of any additional inquiry or investigation having been commenced against the Company related to these matters, but it cannot predict whether or not any such regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such inquiry or investigation. If the investigation was to result in a regulatory proceeding or action against the Company, the Company’s business and financial condition could be harmed.

Other Legal Matters. In addition, the Company is involved in claims and litigation arising out of the Company’s business, including claims and litigation brought against the Company, and litigation initiated by the Company to protect its intellectual property. The Company records accruals for losses arising from these claims and litigation once they are deemed probable and estimable.

The Company, and certain present and former officers and directors of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2004, the Lead Plaintiffs served their Consolidated Amended Class Action Complaint on behalf of those who purchased our stock between August 14, 1999 and August 25, 2003, inclusive. The Company and other defendants subsequently moved to dismiss the Consolidated Amended Class Action Complaint which motion was denied by the court on March 31, 2005. Plaintiffs filed a motion for class certification in May, 2005. Full briefing on class certification should be completed and submitted to the court by September 2005. In compliance with the applicable rules of civil procedure, the parties have exchanged preliminary information about the witnesses and documents each intends to use in support of their respective positions. The Company anticipates that the parties will engage in more extensive class certification and merits discovery in the near future. The Company intends to vigorously defend against these lawsuits. The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

Certain present and former officers and directors of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions entitled The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, commenced in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 commenced in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from the Company, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. In response to the parties’ request for an additional stay, the respective courts stayed each of the actions through August 22, 2005. The Company cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

Note 10. Stock-Based Compensation Plans

The Company administers the following plans which were approved by the Company’s Board of Directors and Stockholders: The 1989 Stock Option Plan (the “1989 Plan”), which expired on April 26, 1999 and was replaced with the Amended and Restated 1999 Stock Award Plan (the “1999 Plan”, previously known as the 1999 Stock Option Plan); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the “1992 Grant Plan”), which expired on October 27, 2002 and was replaced with the Catalina Marketing Corporation 2002 Director Stock Grant Plan (the “2002 Grant Plan”); and an employee stock purchase plan, the 2004 Employee Payroll Deduction Stock Purchase Plan (the “2004 Purchase Plan”), which replaced the Catalina Marketing Corporation Employee Payroll Deduction Stock Purchase Plan that expired on April 19, 2004.

1989 Stock Option Plan. Pursuant to the 1989 Plan, 17,250,000 shares of the Company’s common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Through March 31, 2005, options to purchase an aggregate of 12,436,754 shares were granted, net of cancellations, of which options to purchase 179,790 shares were outstanding as of March 31, 2005.

The 1989 Plan provided for grants of Incentive Stock Options (“ISOs”) to employees (including employee directors). Options granted under the 1989 Plan generally became exercisable at a rate of 25% per year (20% per year for initial grants to new employees), commencing one year after the date of grant and generally had granted options to up to ten years. Certain options under the 1989 Plan, which were granted to certain executives of the Company, vested after eight years and had an accelerated vesting schedule based upon the Company reaching specified earnings per share targets, have all been cancelled. The exercise price of all ISOs granted under the 1989 Plan was required to be at least equal to the fair market value of the shares on the date of grant.

1999 Stock Option Plan. Pursuant to the 1999 Plan, 9,900,000 shares of the Company’s common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Through March 31, 2005, options to purchase an aggregate of 7,284,922 shares have been granted, net of cancellations, under the 1999 Plan, of which options to purchase 6,912,951 shares were outstanding as of March 31, 2005.

The 1999 Plan provides for grants of ISOs to employees (including employee directors). For non-sales employees, options granted under the 1999 Plan generally become exercisable at a rate of 25% per year (20% per year for initial grants to new employees), commencing one year after the date of grant. For options granted prior to July 2004 to sales employees, initial grants to new sales employees vest at 20% in years 2 and 3, and 30% in years 4 and 5. Annual grants vest at 15% in years 1 and 2, 20% in year 3 and 25% in years 4 and 5. Generally, options have terms of up to ten years. Certain options under the 1999 Plan vest after eight years and provide for accelerated vesting based upon reaching specified earnings per share targets. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the shares on the date of grant.

Aggregate Stock Option Activity. As of March 31, 2005, options to purchase an aggregate of 12,688,935 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 7,092,741 shares were outstanding; and 2,615,078 shares remained available for future grants under the 1999 Plan. Of the options outstanding as of fiscal years 2005, 2004 and 2003, options to purchase 2,707,717, 1,920,355 and 2,372,198 shares respectively, were immediately exercisable, with weighted average exercise prices of $30.32, $31.08 and $27.10, respectively.

Stock option activity for fiscal years 2005, 2004 and 2003 for the 1989 and 1999 Stock Option Plans is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding as of March 31, 2002	8,578,265	$28.11
Option activity:
Granted	1,910,872	25.43
Exercised	(451,800)	17.07
Canceled or expired	(1,553,351)	27.64

Options outstanding as of March 31, 2003	8,483,986	28.18
Option activity:
Granted	351,000	16.80
Exercised	(42,856)	18.16
Canceled or expired	(4,218,790)	24.89

Options outstanding as of March 31, 2004	4,573,340	30.44
Option activity:
Granted	3,961,903	24.03
Exercised	(224,312)	20.38
Canceled or expired	(1,218,190)	28.36

Options outstanding as of March 31, 2005	7,092,741	27.50

Options available for future issuance as of March 31, 2005	2,615,078

Information on stock options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2005	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of March 31, 2005	Weighted Average Exercise Price
$16.01-$25.00	1,980,122	8.5	$20.04	536,092	$20.04
$25.01-$33.00	4,264,027	6.9	$29.27	1,323,033	$30.82
$33.01-$41.00	848,592	6.0	$36.04	848,592	$36.04

	7,092,741			2,707,717

1992 Director Stock Grant Plan. The 1992 Grant Plan provides for grants of common stock to non-employee members of the Board of Directors. A total of 300,000 shares of the Company’s common stock were authorized for issuance under the 1992 Grant Plan. As of March 31, 2005, 137,930 shares had been granted, net of cancellations. Stock granted under the 1992 Grant Plan vests ratably in annual installments over each director’s remaining term. The 1992 Grant Plan expired on October 27, 2002; therefore, no shares are available for future grants under the 1992 Grant Plan. In fiscal years 2003 and 2002, the Company granted common stock pursuant to this plan in the amounts of 16,500 shares at a weighted average grant-date fair value of $24.56 per share and 12,000 shares at a weighted average grant-date fair value of $33.46 per share, respectively.

2002 Director Stock Grant Plan. The 2002 Grant Plan, which replaced the 1992 Grant Plan, provides for grants of common stock to non-employee members of the Board of Directors. A total of 250,000 shares of the Company’s common stock were authorized for issuance under the 2002 Grant Plan. As of March 31, 2005, 19,833 have been granted from the 2002 Grant Plan leaving 230,167 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

Employee Stock Purchase Plan. Pursuant to the 2004 Purchase Plan, 1,300,000 shares of the Company’s common stock were reserved for issuance. During fiscal year 2005, there were 5,150 shares at a weighted average fair value of $29.63 issued to employees. Shares available for future grant total 1,294,850 as of March 31, 2005.

Under the 2004 Purchase Plan, employees may purchase Company common stock at 85% of the lower of the market price on the first or last day of an offering period. The maximum each employee may purchase in an offering period is $12,500 in market value of the Company’s common stock. The Company will typically have two, six-month offering periods each year. The 2004 Purchase Plan qualifies under Section 423 of the Internal Revenue Code of 1986.

Under the Catalina Marketing Corporation Employee Payroll Deduction Stock Purchase Plan, which expired on April 19, 2004, there were 49,293 shares issued to employees during fiscal year 2004 at a weighted average fair value of $17.65, and 92,679 shares issued to employees during fiscal year 2003 at a weighted average fair value of $22.55.

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

Note 12. Employee Benefit Plans

The Company maintains a 401(k) Savings Plan, which provides benefits for substantially all employees of the Company who meet minimum age and length-of-service requirements. Amounts charged to expense for this plan totaled $1.1 million in fiscal year 2005, $1.0 million in fiscal year 2004 and $1.2 million in fiscal year 2003.

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

The Company follows the accounting guidance in EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” As such, the accounts of the rabbi trust have been included in the Consolidated Financial Statements of the Company. The investment in assets other than stock units of the Company and the related liability in the Deferred Compensation Plan are included in Investments held in trust and Accrued expenses in the Company’s Consolidated Balance Sheets, respectively. The Company determined that all of its Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal years 2005, 2004 and 2003 were a $0.3 million increase to compensation expense, a $1.6 million increase to compensation expense and a $1.2 million decrease to compensation expense, respectively. Participants’ elections to invest in Company stock units are irrevocable. These stock units are initially recorded at fair value in the Statement of Stockholders’ Equity and are not subsequently marked to market.

Note 13. Subsidiary Stock Option Plan

Catalina Health Resource, Inc. (“CHR”) administered the Health Resource Publishing Company 1995 Stock Option Plan (the “1995 Plan”), which was approved by the Board of Directors and stockholders of CHR. The 1995 Plan expired on March 31, 2005.

Pursuant to the 1995 Plan, 1,250,000 shares of CHR’s common stock were reserved for issuance upon the exercise of options granted under the 1995 Plan. As of March 31, 2005, options to purchase an aggregate of 1,058,360 shares had been granted, net of cancellations, options to purchase an aggregate of 1,057,860 shares had been exercised, and options to purchase an aggregate of 500 shares were outstanding. Of the options outstanding as of fiscal years 2005, 2004 and 2003, options to purchase 500, 44,405 and 104,158 shares, respectively, were immediately exercisable, at weighted average exercise prices of $6.53, $9.12 and $6.41, respectively.

The 1995 Plan provided for grants of ISOs to employees (including employee directors) and non-qualified options to non-employee directors. Options granted under the 1995 Plan generally became exercisable at a rate of 25% per year or 20% per year for initial grants to new employees, commencing one year after the date of grant. Generally, options had terms of up to six years. Certain options under the 1995 Plan vested at a rate of 33% per year for the first two years and then vested 33% after six months, commencing one year after the date of grant. The exercise price of all ISOs granted under the 1995 Plan were at least equal to the fair market value of the shares on the date of grant.

Stock option activity for fiscal years 2005, 2004 and 2003 is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding as of March 31, 2002	412,855	$5.68

Option activity:
Granted	—	—
Exercised	(166,863)	3.08
Canceled or expired	(67,239)	9.22

Options outstanding as of March 31, 2003	178,753	6.79

Option activity:
Granted	—	—
Exercised	(58,051)	4.58
Canceled or expired	(57,438)	7.29

Options outstanding as of March 31, 2004	63,264	8.35
Granted	—	—
Exercised	(43,187)	6.53
Canceled or expired	(19,577)	12.40

Options outstanding as of March 31, 2005	500	6.53

Options available for future issuance as of March 31, 2005	—	—

See Note 14 for information about the tender offer to purchase CHR shares.

Note 14. Subsidiary Stock Issuances

The Company accounts for gains and losses on the issuances of its subsidiaries’ stock as changes to paid-in capital. The Company’s subsidiary, CHR, has issued stock to employees and non-employee directors during the fiscal years ended March 31, 2005, 2004 and 2003. Information on CHR stock issuances and the resulting change in the Company’s ownership of this subsidiary is included in the following table. Discussion of the Company’s purchase of CHR shares in fiscal year 2003 is included in Note 3. (Amounts in thousands, except per share and percentage data.)

	Year Ended March 31
	2005	2004	2003
Beginning ownership percentage	96.0%	96.9%	87.1%
Number of shares issued	43	58	167
Average price per share on new share issues	$6.53	$4.58	$3.08
Total cash proceeds received from share issues	$238	$266	$514
Number of subsidiary shares purchased by the Company	—	—	732
Total amount paid by the Company for the share purchases	$—	$—	$24,153
Ending ownership percentage	95.4%	96.0%	96.9%

On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of CHR that it was tendering an offer to purchase the shares of CHR not held by the Company. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by the Company were tendered by March 31, 2005. Generally, CHR stockholders that owned their shares for a period of at least six months and one day prior to the day the shares were purchased by the Company were eligible to tender their shares under this offer. The Company paid $12.50 per share for 279,786 shares tendered by CHR shareholders, or $3.5 million, on April 8, 2005.

Note 15. Share Repurchase Authorization and Share Repurchases

On September 1, 2004, the Company announced that its Board of Directors had authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. This authorization replaced the $44.0 million unused portion of the previous $100.0 million common stock repurchase program authorized by the Board of Directors in July 2002. The Company repurchased 1.7 million shares of its common stock during the fourth quarter of fiscal year 2005 for a total of $44.2 million. Prior to the purchase of shares during the fourth quarter of 2005, the Company had not purchased shares since June 2003. Subsequent to June 2003, the Company was precluded from stock repurchases under the terms of the Prior Facility until that facility was replaced on August 27, 2004 with the August 2004 Credit Facility, after which time the Company was no longer restricted from repurchases of its common stock pursuant to the terms of the August 2004 Credit Facility.

As of March 31, 2005, there was $55.8 million remaining under the September 1, 2004 authorization to repurchase shares. This authorization will expire when the total dollar amount authorized by the Company’s Board of Directors has been expended.

Note 16. Cash Dividend

On September 1, 2004, the Company announced that the Board of Directors declared an annual cash dividend of $0.30 per share to common stockholders of record as of September 15, 2004, which was paid to stockholders on October 1, 2004, and totaled $15.7 million.

Note 17. Other Postretirement Benefits

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

	Year Ended March 31
	2005	2004	2003
Service cost	$—	$13	$16
Interest cost	124	127	121
Amortization of unrecognized prior service costs	—	442	663

	$124	$582	$800

The amortization of unrecognized prior service costs of $0.4 million and $0.7 million recognized in 2004 and 2003, respectively, represents the effect of the plan implementation in 2002 and the related benefits attributed to the participants’ service provided in prior years, which were amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants, of 2.7 years. The amortization of unrecognized prior service cost was completed in fiscal year 2004.

The following table represents the Company’s accumulated postretirement benefit obligation and funded status for the fiscal years ended March 31, 2005 and 2004 (in thousands):

	Year Ended March 31
	2005	2004
Change in accumulated postretirement benefit obligation:
Beginning of year accumulated postretirement benefit obligation	$2,032	$1,992
Service cost	—	13
Interest cost	124	127
Actuarial (gain) loss	387	(33)
Benefits paid	(85)	(67)

End of year accumulated postretirement benefit obligation	$2,458	$2,032

Change in fair value of plan assets	$—	$—
Net amount recognized:
Obligation in excess of plan assets	$2,458	$2,032
Unrecognized prior service cost	—	—
Unrecognized actuarial net loss	(433)	(46)

Accrued benefit cost	$2,025	$1,986

The impact of the MMA was a $0.2 million reduction of the accumulated postretirement benefit obligation for fiscal year 2005. See “Accounting Standards Adopted in Fiscal Year 2005, FASB Staff Position No. 106-2” in Note 2.

The Company uses a December 31 measurement date. For the fiscal year ended March 31, 2005, a weighted average discount rate of 5.75% and annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed. The per capita cost of healthcare benefits rate was assumed to decrease gradually to 6.0% for the fiscal year ending March 31, 2018 and remain at that level thereafter. For the fiscal year ended March 31, 2004, a weighted average discount rate of 6.25% and an annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2011 and remain at that level thereafter. For the fiscal year ended March 31, 2003, a weighted average discount rate of 6.5% and an annual rate of increase in the per capital cost of healthcare benefits of 14.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2011 and remain at that level thereafter.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost for the year ended March 31, 2005	$22	$(17)
Effect on accumulated postretirement benefit obligation at March 31, 2005	$375	$(307)

The gross benefits expected to be paid and gross subsidies expected to be received in each of the next five fiscal years and the aggregate amounts for the five years thereafter as of March 31, 2005, are as follows (in thousands):

Fiscal Year	Benefit	Subsidy
2006	$86	$—
2007	99	2
2008	114	2
2009	131	2
2010	139	3
2011–2015	779	35

Note 18. Segment and Geographic Disclosures

Description of Segments. See the discussion of the Company’s segments in Note 1. Summarized information related to the reportable segments for Catalina Marketing Corporation is shown below. These segments are reported in a manner consistent with the way management evaluates the businesses.

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed promotions to consumers for consumer packaged goods manufacturers and retailers.

Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and consumer packaged goods manufacturers and retailers.

International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Germany and Japan.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

Discontinued operations	Includes Japan Billboard, DMS and CMRS

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

Allocation of Corporate Group Operating Expenses. The Company’s Corporate group operating expenses include costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources, and executive management, and are included in direct operating expenses, selling, general and administrative costs and depreciation and amortization expense in the accompanying Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003. For purposes of segment reporting, these corporate costs are allocated to the Catalina Marketing Services and Catalina Health Resource business segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business unit are allocated to that business unit. Costs that are indirectly attributed to the business units are allocated proportionately based on the business unit’s revenues, number of printed incentives, square feet of space used, headcount or other relevant statistics, depending on the type of cost. For example, the cost to maintain the Company’s corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed incentives; data communications costs are allocated based upon revenues. Of the total Corporate group operating expenses, 63.8%, 66.6% and 76.2% were allocated to operating segments during the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Because general corporate overhead cannot be allocated to discontinued operations, Corporate expenses previously allocated to the segments now classified as discontinued operations were re-allocated to Corporate.

Segment Financial Data. A disaggregation of the Company’s consolidated data for each of the three most recent years is presented in the tables which follow (in thousands).

	Revenues from External Customers			Intersegment Revenues
Segments:	2005	2004	2003	2005	2004	2003
Catalina Marketing Services	$269,608	$282,126	$291,413	$4	$2	$53
Catalina Health Resource	76,167	77,765	63,016	—	—	—
International	64,116	49,580	29,991	—	—	—

	409,891	409,471	384,420	4	2	53
Reconciliation of segments to consolidated amount
Corporate	171	(839)	(571)	3,442	3,866	3,335
Eliminations	—	—	—	(3,446)	(3,868)	(3,388)

	$410,062	$408,632	$383,849	$—	$—	$—

Revenues from a single client represented approximately 13.7%, 12.0% and 12.2% of consolidated revenues from continuing operations of the Company for fiscal years 2005, 2004 and 2003, respectively. Revenues from this client are included in Catalina Marketing Services and International.

	Interest Expense(1)
Segments:	2005	2004	2003
Catalina Marketing Services	$—	$—	$—
Catalina Health Resource	—	—	—
International	3,067	2,568	1,928
Corporate	917	2,409	1,435
Eliminations	(2,494)	(2,042)	(1,514)

	$1,490	$2,935	$1,849

(1)	Interest income is not significant at any of the Company’s reportable segments.

	Income Taxes Provision (Benefit)
Segments:	2005	2004	2003
Catalina Marketing Services	$50,288	$49,501	$51,629
Catalina Health Resource	6,368	4,951	(3,415)
International	3,725	689	202
Corporate	(18,725)	(17,942)	(16,708)

	$41,656	$37,199	$31,708

	Net Income (Loss)
Segments:	2005	2004	2003
Catalina Marketing Services	$73,879	$72,724	$75,847
Catalina Health Resource	9,356	7,273	(5,080)
International	7,395	462	(3,242)
Corporate	(22,034)	(20,062)	(15,961)

Income from continuing operations	68,596	60,397	51,564
Discontinued operations	(3,144)	(78,900)	3,534
Cumulative effect of accounting change	—	(770)	—

	$65,452	$(19,273)	$55,098

	Total Assets
Segments:	2005	2004	2003
Catalina Marketing Services	$1,243,719	$1,514,933	$1,115,702
Catalina Health Resource	55,651	68,284	67,786
International	116,483	98,040	73,643
Reconciliation of segments to consolidated amount:
Eliminations	(1,351,484)	(2,279,816)	(1,619,864)
Corporate	327,965	919,257	661,026

Total assets-continuing operations	392,334	320,698	298,293
Total assets-discontinued operations	404	66,111	124,128

	$392,738	$386,809	$422,421

	Capital Expenditures
Segments:	2005	2004	2003
Catalina Marketing Services	$52	$2,297	$1,089
Catalina Health Resource	1,133	1,011	1,666
International	7,175	9,864	9,256
Corporate	13,914	12,558	29,467
Discontinued operations	253	697	1,077

	$22,527	$26,427	$42,555

	Depreciation and Amortization
Segments:	2005	2004	2003
Catalina Marketing Services	$26,836	$28,137	$25,926
Catalina Health Resource	3,676	5,380	5,502
International	7,042	6,453	3,854
Corporate	4,892	5,273	5,587

	$42,446	$45,243	$40,869

Capital expenditures for the domestic segments are generally made by Corporate. Depreciation expense is allocated to the domestic segments from corporate.

Information about Geographic Areas

	Year Ended March 31,
	2005	2004	2003
Revenues
United States	$345,946	$359,052	$353,858
France	44,289	39,206	24,544
Other International	19,827	10,374	5,447

Total	$410,062	$408,632	$383,849

Long-Lived Assets
United States	$77,066	$99,824	$123,408
France	13,709	11,426	9,425
Other International	12,561	15,593	15,910

Total	$103,336	$126,843	$148,743

Note 19. Discontinued Operations

In November 2003, the Company announced its intent to divest Japan Billboard, DMS and CMRS, which were deemed not to be strategically aligned with the Company’s current core businesses. These businesses were sold during fiscal year 2005. As such, their results of operations have been reflected as discontinued operations in the accompanying Consolidated Financial Statements.

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

Discontinued operations information relating to Japan Billboard is as follows (dollars in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Revenues	$6,653	$14,718	$21,077

Operating income (loss)	(181)	(35,286)	528

Income (loss) before income tax expense	(233)	(35,546)	242
Income tax expense	—	1,470	125

Income (loss) from operations	(233)	(37,016)	117
Loss on disposition of Japan Billboard, before income tax benefit	(508)	—	—
Income tax benefit	—	—	—

Loss on disposition of Japan Billboard	(508)	—	—

Income (loss) from Japan Billboard discontinued operations	$(741)	$(37,016)	$117

On September 17, 2004, the Company sold DMS and received cash proceeds of $5.5 million. Discontinued operations information relating to DMS is as follows (dollars in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Revenues	$10,313	$37,120	$50,296

Operating income (loss)	(1,372)	(29,779)	3,349

Income (loss) before income tax expense	(1,372)	(29,775)	3,362
Income tax expense	89	5	1,353

Income (loss) from operations	(1,461)	(29,780)	2,009
Gain on disposition of DMS, before income tax benefit	3,291	—	—
Income tax benefit	—	—	—

Gain on disposition of DMS	3,291	—	—

Income (loss) from DMS discontinued operations	$1,830	$(29,780)	$2,009

The Company sold CMRS on November 29, 2004. Certain assets and liabilities of this business were not transferred to the buyer, including a lease obligation for CMRS’ main office facility in Kentucky. The Company vacated this office facility during the fourth quarter of fiscal year 2005.

Discontinued operations information relating to CMRS is as follows (dollars in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Revenues	$5,120	$12,480	$15,487

Operating income (loss)	(4,125)	(20,342)	2,374

Income (loss) before income taxes	(4,125)	(20,342)	2,374
Income tax expense (benefit)	(1,547)	(8,238)	966

Income (loss) from operations	(2,578)	(12,104)	1,408
Loss on disposition of CMRS, before income tax benefit	(2,646)	—	—
Income tax (benefit)	(991)	—	—

Loss on disposition of CMRS	(1,655)	—	—

Income (loss) from CMRS discontinued operations	$(4,233)	$(12,104)	$1,408

Combined discontinued operations information for Japan Billboard, DMS and CMRS is as follows (dollars in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Revenues	$22,086	$64,318	$86,860

Operating income (loss)	(5,678)	(85,407)	6,251

Income (loss) from discontinued operations before income tax benefit	(5,730)	(85,663)	5,978
Income tax expense (benefit)	(1,458)	(6,763)	2,444

Income (loss) from operations of discontinued businesses	(4,272)	(78,900)	3,534
Gain on disposition of discontinued operations, net, before income tax benefit	137	—	—
Income tax (benefit)	(991)	—	—

Gain on disposition of discontinued operations	1,128	—	—

Income (loss) from discontinued operations	$(3,144)	$(78,900)	$3,534

Note 20. Unaudited Quarterly Results

The following table presents certain unaudited quarterly results for fiscal years 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	Mar 31,		Dec 31,		Sep 30,		Jun 30,
	2005	2004	2004	2003	2004	2003	2004	2003
Revenues	$111,969	$119,560	$100,319	$101,885	$102,372	$104,322	$95,402	$82,865
Direct operating expenses	37,446	40,676	26,200	32,479	32,015	34,292	33,788	32,954
Selling, general and administrative	40,660	32,377	31,365	31,676	28,517	30,034	28,823	30,769
Depreciation and amortization	10,086	11,739	10,202	11,168	10,604	11,074	11,554	11,262
Income from operations	23,777	34,768	32,552	26,562	31,236	28,922	21,237	7,880
Income from continuing operations	15,977	23,738	20,403	15,146	18,853	16,363	13,363	5,150
Income (loss) from discontinued operations	(701)	(32,514)	(1,432)	(18,795)	1,426	(27,474)	(2,437)	(117)
Cumulative effect of accounting change	—	—	—	—	—	—	—	(770)
Net income (loss)	$15,276	$(8,776)	$18,971	(3,649)	$20,279	$(11,111)	$10,926	$4,263
Earnings per share – diluted:
Income (loss) per common share from continuing operations	$0.30	$0.44	$0.39	$0.29	$0.36	$0.32	$0.26	$0.10
Income (loss) per share from discontinued operations	(0.01)	(0.61)	(0.03)	(0.36)	0.03	(0.53)	(0.05)	—
Loss per share for the cumulative effect of accounting change	—	—	—	—	—	—	—	(0.02)
Net income (loss) per share	0.29	(0.17)	0.36	(0.07)	0.39	(0.21)	0.21	0.08
Diluted weighted average common shares outstanding	52,180	52,264	52,720	52,255	52,311	52,221	52,245	52,569

Previously reported amounts for each of the quarters in fiscal year 2004 and for the first two quarters of fiscal year 2005 have been adjusted to reflect the reclassification of the results of certain discontinued operations that were sold during fiscal year 2005. See Note 19.

Note 21. Related Party Transactions

In fiscal years 2005, 2004 and 2003, the Company committed to make donations totaling $0.8 million, $0.4 million and $0.4 million, respectively, to the Catalina Marketing Charitable Foundation (“the Foundation”), a not-for-profit charitable organization for each of these years. The board of directors of the Foundation is comprised of certain management employees of the Company.

During each of the years ended March 31, 2005, 2004 and 2003, the Company made lease payments of $0.4 million to a lessor for the use of an office building. The lessor was an affiliate of the former president of CMRS, who resigned from the Company during 2003. The lease for this office building was terminated in fiscal year 2005, prior to its contractual expiration date in 2009. The Company paid $1.0 million in fiscal year 2005 for the early termination of the lease.

In February 2003, the Company paid an executive officer $0.1 million in exchange for the cancellation of options to purchase 104,603 shares of common stock held by the executive officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer (who is the Principal Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2005.

Changes in internal control over financial reporting. During our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and attestation of public accounting firm. The report of management on the effectiveness of our internal control over financial reporting and the associated attestation report of our independent registered certified public accounting firm are set forth in Item 8.

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.

The information called for by Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions Compensation of Executive Officers and Non–Employee Directors, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Share Ownership of Certain Beneficial Owners and Management, Nomination and Election of Directors, and Audit Compensation Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission on or about the time of the filing of this Annual Report on Form 10-K for fiscal year ended March 31, 2005.

PART IV

Item 15. Exhibit, Financial Statement Schedules.

(a)1. Financial Statements. The following is a list of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(a)2. Financial Statement Schedules (EDGAR only). All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)3. Index to Exhibits.

Exhibit No.	Description of Document
*3.1	Restated Certificate of Incorporation.

**3.1.1	Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

**3.1.2	Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

3.2	Amended and Restated Bylaws, as amended October 25, 2002, November 3, 2003, November 21, 2003 and December 31, 2004.

**10.1	Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.

**10.2	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

**10.3	2002 Director Stock Grant Plan, a copy of which is attached as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002.

**10.4	2004 Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to Form S-8 filed on December 2, 2004.

**10.5	Stockholder Protection Agreement dated May 8, 1997, between the Company and ChaseMellon Shareholder Services, LLC, as rights agent, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 1997.

10.6	Catalina Marketing Corporation Amended and Restated 1999 Stock Award Plan.

10.7	Catalina Marketing Corporation Deferred Compensation Plan, as amended and restated (November 18, 2004).

10.8	Catalina Marketing Corporation Deferred Compensation Plan Exhibit B 2005 Sub-Plan Applicable to Compensation Deferred or Vested after December 31, 2004.

**10.9	Form of Change of Control/ Severance Agreement, a copy of which is attached to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

**10.10	Employment agreement, dated March 3, 2004, between Catalina Marketing Corporation and L. Dick Buell, Chief Executive Officer and included as an exhibit to Form 10-Q for the quarter ended December 31, 2004.

**10.11	Amendment, dated October 25, 2004, to the employment agreement between Catalina Marketing Corporation and L. Dick Buell, Chief Executive Officer, dated March 3, 2004 and included as an exhibit to Form 10-Q for the quarter ended December 31, 2004.

**10.12	Employment agreement with Mr. Edward C. Kuehnle and included as an exhibit to Form 8-K filed on January 27, 2005.

**10.13	Letter of offer to Mr. Rick Frier dated February 11, 2005 and included as an exhibit to Form 8-K filed on February 15, 2005.

**10.14	Credit Facility Agreement with Bank One dated August 27, 2004 and included as an exhibit to Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004.

**10.15	Agreement to purchase headquarters facility in St. Petersburg, FL, included as an exhibit to Form 8-K filed on August 30, 2004.

21	List of subsidiaries of Company.

23	Consent of independent registered certified public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
**	Previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on June 13, 2005.

CATALINA MARKETING CORPORATION
(Registrant)

By:	/s/ Robert D. Woltil
Robert D. Woltil
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ FREDERICK W. BEINECKE Frederick W. Beinecke	Director and Chairman of the Board	June 13, 2005

/s/ L. DICK BUELL L. Dick Buell	Director and Chief Executive Officer	June 13, 2005

/s/ EUGENE P. BEARD Eugene P. Beard	Director	June 13, 2005

/s/ EDWARD S. (NED) DUNN Edward S. (Ned) Dunn	Director	June 13, 2005

/s/ EVELYN V. FOLLIT Evelyn V. Follit	Director	June 13, 2005

/s/ PETER T. TATTLE Peter T. Tattle	Director	June 13, 2005

/s/ ROBERT D. WOLTIL Robert D. Woltil	Interim Chief Financial Officer	June 13, 2005