Form 10-Q
period 2005-06-30
CATALINA MARKETING CORP/DE
filed 2005-08-08
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

At July 31, 2005, the Registrant had outstanding 48,973,034 shares of Common Stock.

CATALINA MARKETING CORPORATION

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

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Revenues	$91,854	$95,402

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	30,685	33,788
Selling, general and administrative	29,801	28,823
Depreciation and amortization	9,505	11,554

Total costs and expenses	69,991	74,165

Income from operations	21,863	21,237

Interest expense	(209)	(585)
Other income, net	383	193

Income from continuing operations before income taxes	22,037	20,845
Provision for income taxes	8,374	7,482

Income from continuing operations	13,663	13,363
Loss from discontinued operations	—	(2,437)

Net income	$13,663	$10,926

Earnings per share – basic:
Income per common share from continuing operations	$0.27	$0.26
Loss per common share from discontinued operations	—	(0.05)

Net income per common share	$0.27	$0.21

Weighted average common shares outstanding	50,550	52,227

Earnings per share – diluted:
Income per common share from continuing operations	$0.27	$0.26
Loss per common share from discontinued operations	—	(0.05)

Net income per common share	$0.27	$0.21

Weighted average common shares outstanding	50,865	52,245

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$46,006	$116,191
Accounts receivable, net	55,501	58,708
Inventory	4,511	4,703
Deferred tax asset	6,141	6,108
Prepaid expenses and other current assets	12,737	9,558

Total current assets	124,896	195,268
Property and equipment:
Property and equipment	348,745	353,927
Less - accumulated depreciation and amortization	(249,110)	(250,591)

Property and equipment, net	99,635	103,336
Patents, net	11,218	11,681
Goodwill	83,991	80,495
Other assets	1,901	1,958

Total assets	$321,641	$392,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,213	$21,032
Income taxes payable	13,635	6,810
Accrued expenses	41,147	62,137
Deferred revenue	36,714	28,457
Current portion of long-term debt	196	30,299

Total current liabilities	107,905	148,735
Long-term deferred tax liability	8,692	9,738
Long-term debt	32,755	34,324
Other long-term liabilities	3,602	3,567

Total liabilities	152,954	196,364
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 49,088,125 and 50,760,666 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	491	508
Paid-in capital	—	—
Accumulated other comprehensive income	181	251
Retained earnings	168,015	195,615

Total stockholders’ equity	168,687	196,374

Total liabilities and stockholders’ equity	$321,641	$392,738

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2005		50,761	$508	$—	$251	$195,615	$196,374
Issuance of common stock		19	—	390	—	—	390
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	33	—	—	33
Repurchase, retirement and cancellation of common stock		(1,693)	(17)	(552)	—	(41,263)	(41,832)

Deferred compensation plan common stock units and Directors’ common stock grants		1	—	129	—	—	129
Net income	$13,663	—	—	—	—	13,663	13,663
Foreign currency translation adjustment	(70)	—	—	—	(70)	—	(70)

Comprehensive income	$13,593	—	—	—	—	—	—

BALANCE AT JUNE 30, 2005		49,088	$491	$—	$181	$168,015	$168,687

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$13,663	$10,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,042	11,718
Amortization	463	480
Impairment charges	—	1,609
Provision for doubtful accounts	33	149
Amortization of deferred financing fees	41	108
Deferred income taxes	(1,107)	332
Loss on disposals of equipment	241	432
Other non-cash operating activities	216	79
Changes in operating assets and liabilities:
Accounts receivable	2,407	(7,867)
Inventory, prepaid expenses and other assets	(3,161)	(566)
Accounts payable	(4,669)	(1,546)
Taxes payable	6,856	17
Accrued expenses	(18,538)	(14,640)
Deferred revenue	8,700	635

Net cash provided by operating activities	14,187	1,866

Cash Flows from Investing Activities:
Capital expenditures	(8,484)	(2,141)
Purchase of remaining common stock of CHR	(3,496)	—

Net cash used in investing activities	(11,980)	(2,141)

Cash Flows from Financing Activities:
Principal payments on revolving credit facility	(30,000)	—
Principal payments on Japan borrowings	(122)	(698)
Proceeds from issuance of the Company’s common stock	390	—
Payment for repurchase of the Company’s common stock	(41,832)	—

Net cash used in financing activities	(71,564)	(698)

Effect of exchange rate changes on cash and cash equivalents	(828)	(264)

Net change in cash and cash equivalents	(70,185)	(1,237)
Cash and cash equivalents at end of prior period	116,191	72,704

Cash and cash equivalents at end of current period	$46,006	$71,467

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed for consumer packaged goods (“CPG”) manufacturers, pharmaceutical manufacturers and marketers and retailers. The Company’s primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

The Company is organized and managed by segments which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and Catalina Marketing International (“CMI”).

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

CMI’s operations are located primarily in France, Italy, the United Kingdom, Germany and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic CMS business in offering a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers.

In November 2003, the Company announced its intent to divest its outdoor billboard business in Japan (“Japan Billboard”), Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”), which were deemed not to be strategically aligned with the Company’s current core businesses. Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. These three business units were sold during fiscal year 2005. Their results of operations are shown as discontinued operations in the accompanying unaudited condensed consolidated statements of income. See Note 11.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Basis of Presentation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of the financial position of the Company as of June 30, 2005, the results of its operations and cash flows for the three-month periods ended June 30, 2005 and 2004, and the results of its changes in stockholders’ equity for the three-month period ended June 30, 2005 have been included in these unaudited condensed consolidated financial statements.

The consolidated balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending March 31, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The accounts of our foreign subsidiaries are included on a three-month lag (i.e., as of, and for the three-month periods ended March 31, 2005 and March 31, 2004), to facilitate the timing of the Company’s closing process.

Note 2. Stock Based Compensation

The Company accounts for option, stock grant and stock purchase plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. If the Company had recognized compensation expense for these plans in accordance with SFAS No. 123, net income and earnings per share would have changed to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Net income:
As reported	$13,663	$10,926
Add stock-based employee compensation expense included in reported net income, net of tax	54	76
Add (deduct) total stock based employee compensation income (expense) determined under fair value based method for all awards net of tax (1)	2,611	(3,608)

Pro forma net income	$16,328	$7,394

Basic earnings per common share:
As reported	$0.27	$0.21
Pro forma	$0.32	$0.14
Diluted earnings per common share:
As reported	$0.27	$0.21
Pro forma	$0.32	$0.14
(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	$117	$—

The pro forma compensation expense for the three months ended June 30, 2005 and 2004 included a reversal of previously reported pro forma compensation expense of $6.5 million and $3.9 million, respectively, net of a tax benefits of $2.3 million and $2.4 million, respectively, related to forfeited options.

Note 3. Postretirement Benefits

In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and the Company does not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the three months ended June 30, 2005 and 2004 were not material. The Company’s funding of the cost of healthcare benefits is at the discretion of management. A detail of net periodic expense for the three months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Service cost	$—	$—
Interest cost	35	31

	$35	$31

SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132(R) as they related to the Company’s postretirement healthcare plan were provided in Note 17 to the Company’s Consolidated Financial Statements as filed in its Annual Report on Form 10-K for fiscal year ended March 31, 2005.

Note 4. Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”). In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement that may not include specific transition provisions.

SFAS No. 154 generally requires retrospective application of a change in accounting principle to prior periods’ financial statements, or, in the event that such a retrospective application is impracticable, application of the change in accounting principle to the balances of assets, liabilities and, usually, retained earnings, of the earliest period for which retrospective application is practicable.

SFAS No. 154 preserves the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, including the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on the Company’s financial position or results of operations.

Note 5. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended June 30,
	2005	2004
Basic weighted average common shares outstanding	50,550	52,227
Dilutive effect of options outstanding	315	18

Diluted weighted average common shares outstanding	50,865	52,245

Options to purchase 4,455,303 shares of common stock at exercise prices ranging from $26.31 to $36.82 per share for the three months ended June 30, 2005, and 4,097,985 shares at exercise prices ranging from $18.13 to $36.82 per share for the three months ended June 30, 2004, were not included in the computation of diluted EPS for the respective periods because their exercise prices were greater than the average market price of common stock during such periods.

Note 6. Comprehensive Income (in thousands)

	Three months ended June 30,
	2005	2004
Net income	$13,663	$10,926
Other comprehensive loss, net of tax:
Currency translation adjustment	(70)	(996)

Comprehensive Income	$13,593	$9,930

Note 7. Segment Information

The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed promotions to consumers for CPG manufacturers and retailers.
Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.
Catalina Marketing International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Germany and Japan.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.
Discontinued operations	Includes Japan Billboard, DMS and CMRS.

Financial information for each of the Company’s reportable segments is presented in the following tables (in thousands).

	Revenues from External Customers		Intersegment Revenues
	Three Months Ended June 30,
Segments:	2005	2004	2005	2004
CMS	$57,689	$63,398	$—	$4
CHR	18,530	17,866	—	—
CMI	15,628	14,246	—	—

	91,847	95,510	—	4
Reconciliation of segments to consolidated amount:
Corporate	7	(108)	775	874
Eliminations	—	—	(775)	(878)

	$91,854	$95,402	$—	$—

	Net Income
	Three Months Ended June 30,
Segments:	2005	2004
CMS	$14,796	$16,133
CHR	2,809	1,074
CMI	729	801
Corporate	(4,671)	(4,645)

Income from continuing operations	13,663	13,363
Discontinued operations	—	(2,437)

	$13,663	$10,926

	Total Assets
Segments:	June 30, 2005	March 31, 2005
CMS	$1,279,065	$1,243,719
CHR	65,281	55,651
CMI	113,502	116,483
Reconciliation of segments to consolidated amount:
Eliminations	(1,401,038)	(1,351,484)
Corporate	264,670	327,965

Total assets – continuing operations	321,480	392,334
Total assets – discontinued operations	161	404

	$321,641	$392,738

Note 8. Goodwill and Impairment Charges

Goodwill increased during the three months ended June 30, 2005 as a result of the completion of the tender offer to purchase the shares of CHR not previously held by the Company. On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of CHR that it was tendering an offer to purchase the shares of CHR not held by the Company. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by the Company were tendered by March 31, 2005. The Company paid $3.5 million on April 8, 2005 for 279,786 shares tendered by CHR shareholders. The entire purchase price paid for these shares was assigned to goodwill in accordance with the purchase method of accounting as described in SFAS No. 141, “Business Combinations.”

Changes in the carrying amount of goodwill through June 30, 2005 were as follows (in thousands):

	CMS	CHR	CMI	Consolidated
Balance as of March 31, 2005	$20,210	$36,132	$24,153	$80,495
Goodwill acquired	—	3,496	—	3,496

Balance as of June 30, 2005	$20,210	$39,628	$24,153	$83,991

The loss from discontinued operations reflected in the accompanying unaudited condensed consolidated statement of income for the three months ended June 30, 2004 includes an impairment charge of $1.6 million related to DMS. This goodwill was impaired during fiscal year 2005 due to a decline in DMS’ forecasted cash flows. The Company did not expect to recover this goodwill. However, subsequent to the write-off of goodwill within discontinued operations, the Company sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on the sale of DMS in the second quarter of fiscal year 2005.

Note 9. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	June 30, 2005	March 31, 2005
Purchased patents	$23,590	$23,590
Accumulated amortization	(12,372)	(11,909)

Patents, net	$11,218	$11,681

Estimated future amortization of patents is as follows as of June 30, 2005 (in thousands):

Fiscal Year	Estimated Amortization
2006 – remainder of the current fiscal year	$1,311
2007	1,656
2008	1,641
2009	1,639
2010	1,629
2011	1,547

The Company recognized amortization expense of $0.5 million and $0.5 million for the quarters ended June 30, 2005 and June 30, 2004, respectively, which is included on the unaudited condensed consolidated statements of income within Depreciation and Amortization.

Note 10. Long-Term Debt

In April 2005, the Company repaid $30.0 million of its current portion of long-term debt that was outstanding under the Company’s revolving credit facility at March 31, 2005. The remaining current portion of long-term debt of $0.2 million as of June 30, 2005 represents amounts due under installment loans payable related to certain equipment purchased by the Company’s Japanese subsidiary. The Company’s long-term debt of $32.8 million as of June 30, 2005 represents amounts borrowed under the Company’s credit facility by its Japanese subsidiary.

Note 11. Discontinued Operations

In November 2003, the Company announced its intent to divest Japan Billboard, DMS and CMRS, which were deemed not to be strategically aligned with the Company’s current core businesses. These businesses were sold during fiscal year 2005. As such, their results of operations have been reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

There were no operating results from discontinued operations for the three months ended June 30, 2005.

The following table reflects certain information for discontinued operations for the three months ended June 30, 2004 (in thousands, except per share amounts):

	Japan Billboard	DMS	CMRS	Total
Revenues	$2,921	$5,938	$1,382	$10,241

Net loss	$(181)	$(1,819)	$(437)	$(2,437)

Net loss per share - diluted	$—	$(0.04)	$(0.01)	$(0.05)

Note 12. Repurchases of Company Common Stock

During the three months ended June 30, 2005, the Company repurchased approximately 1.7 million shares of its common stock for approximately $41.8 million. The following table sets forth information relating to the repurchases for each month of the three month period:

Period (Month of)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Fiscal 2006
April 2005	—	NA	NA	$55,825
May 2005	262,000	$24.09	262,000	$49,514
June 2005	1,431,300	$24.82	1,431,300	$13,992

(1)	On September 1, 2004, the Company announced that its Board of Directors had authorized $100.0 million of funds to be available for the repurchase of the Company’s common stock. The Company repurchased 1.7 million shares of its common stock during the three months ended June 30, 2005 for a total of $41.8 million. The Company intends to use cash flows from operations and funds available under its revolving credit facility to finance the remaining authorized repurchases of its common stock. Factors governing the future repurchase of the Company’s common stock will include consideration of the market prices of the common stock at the time of the contemplated repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table includes the revenues and income (loss) from operations for each of the Company’s significant reportable segments included in continuing operations for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. The accounts of our foreign subsidiaries are included for the three months ended March 31, which is the end of their first fiscal quarter.

In general, we expect our revenues to be higher during periods of increased promotional activity by manufacturers. The pattern of promotion distribution is irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. The seasonality of CMI’s operations may be different than that of our domestic operations for many reasons, but the impact of seasonality on our reporting may also be affected by the difference in fiscal years. These factors, as well as the overall growth in the number of retailer and manufacturer contracts with the Company, the timing of changes in the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period.

	Three Months Ended
	June 30, 2005	June 30, 2004	Dollar Change	Percentage Change
Revenues
CMS	$57,689	$63,402	$(5,713)	(9.0)%
CHR	18,530	17,866	664	3.7
CMI	15,628	14,246	1,382	9.7
Corporate	782	766	16	2.1
Eliminations	(775)	(878)	103	11.7

Total Revenues	$91,854	$95,402	$(3,548)	(3.7)

	Three Months Ended
	June 30, 2005	June 30, 2004	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$24,867	$27,191	$(2,324)	(8.5)%
CHR	4,720	1,808	2,912	161.1
CMI	2,768	2,754	14	0.5
Corporate	(10,492)	(10,516)	24	0.2

Total Income from Operations	$21,863	$21,237	$626	2.9

	Three Months Ended
	June 30, 2005	June 30, 2004	Dollar Change	Percentage Change(1)
Net Income (Loss)
CMS	$14,796	$16,133	$(1,337)	(8.3)%
CHR	2,809	1,074	1,735	161.5
CMI	729	801	(72)	(9.0)
Corporate	(4,671)	(4,645)	(26)	(0.6)

Net Income from Continuing Operations	13,663	13,363	300	2.2
Discontinued Operations	—	(2,437)	2,437	NM

Net Income	$13,663	$10,926	$2,737	25.1

(1)	NM – Not Meaningful

Overview

Net income for the first quarter of fiscal year 2006 increased $2.7 million, or 25.1%, over the first quarter of fiscal year 2005 despite a decline in consolidated revenues year over year. Consolidated revenues of $91.9 million for the first quarter of fiscal year 2006 were down 3.7% as compared with the first quarter of fiscal year 2005. The decline was due to lower revenues generated by our CMS business, where the first quarter revenues of fiscal year 2006 were approximately $2.6 million lower due to two non-comparability issues: (1) the first quarter of fiscal year 2005 included transitional sales related to the loyalty card business, which was sold on March 31, 2004, and (2) the first quarter of fiscal year 2005 included higher revenues from a large manufacturer client that significantly reduced spending beginning in fiscal year 2005, as we disclosed in our Annual Report on Form 10-K for fiscal year 2005. We do not anticipate these comparability issues in future periods.

Excluding the $2.6 million referenced above, CMS revenues were down $3.1 million, or approximately 5.0%, primarily due to a large retail program that ran in the first quarter of fiscal year 2005 with no corresponding program this year and a reduction in spending by other consumer packaged goods (“CPG”) manufacturer clients in the current quarter. Both CHR and International had revenue growth which, on a consolidated basis, partially offset the decline in revenues at CMS.

From a segment perspective, CMS manufacturer revenues experienced favorable mix for the second consecutive quarter with an increase in higher-priced, historical-based programs. This increase was more than offset by volume declines this quarter. CHR also had favorable mix from program execution during the first quarter of fiscal year 2006. At CMI, revenue growth of $1.4 million, or 9.7%, included $0.8 million of favorable foreign exchange effects. On a local currency basis, CMI revenues grew 4.2%.

Consolidated direct operating expenses decreased by $3.1 million to $30.7 million compared with $33.8 million in fiscal year 2005. As a percentage of revenues, direct operating expenses decreased to 33.4% from 35.4% in the same quarter last year and remained at the same percentage of revenues sequentially over the fourth quarter of fiscal year 2005. The improvement over the comparable quarter of the prior year was primarily due to reduced activity in the low-margin loyalty card business and lower retailer fees at CHR due to savings from renegotiated retailer contracts with more favorable terms at the end of fiscal year 2005. These reductions were partially offset by increases in CMS retailer fees.

Consolidated selling, general and administrative (“SG&A”) expenses increased $1.0 million in the first quarter of fiscal year 2006 as compared with fiscal year 2005. As a percentage of revenues, SG&A expenses increased to 32.4% from 30.2% in the same quarter last year. This was primarily driven by an increase in expenses related to new business development initiatives of approximately $1.3 million.

Depreciation and amortization expense decreased $2.0 million in the first quarter of fiscal year 2006 as compared with the first quarter of fiscal year 2005, primarily due to a decline in capital spending over the past two fiscal years. Income from operations for the first quarter of fiscal year 2006 of $21.9 million increased 2.9% compared with the first quarter of fiscal year 2005, primarily driven by favorable operating results at CHR.

The consolidated effective tax rate was 38.0% and 35.9% for the three months ended June 30, 2005 and 2004, respectively. The rate increase is primarily due to a decrease in non-taxable interest income and a reduction in the current fiscal year of income from certain foreign operations that is subject to lower tax rates.

Segment Results

Catalina Marketing Services

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total incentives or communications delivered multiplied by a per-print fee. The delivery of incentives or communications is based upon particular triggering transactions that are registered at the point of sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the store installation base and the number of transactions accessed by the Catalina Marketing Network® and the ability to attract and retain CPG manufacturers to use the targeted communication capabilities offered by the network.

The following table presents the number of stores in which the network was installed and the average number of shoppers reached each week as of June 30, 2005 and 2004:

	June 30,
	2005	2004
Retailer stores installed	17,581	17,607
Average weekly shoppers reached (in millions)	230	220

Despite a consistent installed store base and a 4.5% growth in the number of shoppers reached each week, revenues for Catalina Marketing Services declined by $5.7 million, or 9.0%, compared with the first quarter of fiscal year 2005. Revenues from manufacturer clients decreased by $1.7 million, a result of the reduction in spending for CMS’ services by one of its significant CPG manufacturer clients beginning in the first quarter of the prior year, as well as a net reduction in spending by other CPG clients in the current quarter. This reduction in volume was partially offset by a 2.2% increase in the average price per print, a function of a shift in the mix of services sold to higher-priced services. Revenues were further affected by a decline in revenues from retailers of $3.5 million, which is primarily due to transitional sales in the first quarter of fiscal year 2005 related to the loyalty card business, which was sold on March 31, 2004, and a large, one-time program in the prior fiscal year that was not replaced during the first quarter of fiscal year 2006.

Income from operations declined by $2.3 million, or 8.5%, due to the decline in revenues partially offset by declines in direct operating expenses, selling, general and administrative expenses and depreciation. The reduction in direct operating expenses was primarily due to a $1.9 million reduction in expenses related to loyalty card sales in the prior year quarter, partially offset by a $0.9 million increase in retailer fees. The current fiscal year increase in retailer fee expense is primarily attributable to changes in certain retailer contracts. These contracts were renegotiated in fiscal year 2005 and resulted in increased retailer fees on a per print basis. Accordingly, the Company expects retailer fees in fiscal year 2006 to exceed the fiscal year 2005 fees. However, due to a variety of factors including the volume of prints to be distributed at these retailers, the Company is not able to predict the impact of these contracts on retailer fees with any certainty.

Selling, general and administrative expenses declined by $0.6 million, primarily due to a reduction in sales force expense and lower allocated costs from the corporate segment. These declines were partially offset by increases in executive administrative expense, which are attributable to the addition of new personnel in the fourth quarter of the prior year and increased consulting fees related to the development of new products and services.

Depreciation and amortization expense declined by $1.0 million primarily due to the reduction in capital spending over the previous two years which is now translating into lower depreciation expense as compared with the prior year. Although the Company is entering into a period of anticipated increased capital expenditures related to CMS’ installation of the Catalina Marketing Network® in Walgreens and the Company’s anticipated investment in color printers, we expect that depreciation expense will continue to be lower in fiscal year 2006 than the prior fiscal year due to the timing of installations.

Net income for CMS decreased by $1.3 million, or 8.3%, due to the factors affecting income from operations.

Catalina Health Resource

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

Management analyzes the performance of CHR through a review of the pharmacy installation base and the average weekly prescription medication users reached. These metrics provide a framework for evaluating current performance, as well as acting as a measure of the reach of the network, which is important in attracting additional pharmaceutical and CPG manufacturers to utilize the services of the Health Resource Network.

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the periods ended June 30, 2005 and 2004:

	June 30,
	2005	2004
Pharmacies installed	12,451	12,009
Average weekly prescription medication users reached (in millions)	21.6	21.0

Revenues for CHR increased by $0.7 million, or 3.7% for the three months ended June 30, 2005, compared with the three months ended June 30, 2004. The increase was attributable to a 7.3% increase in the average price per revenue-producing newsletter, which was attributable to a change in program mix. The volume of revenue-producing newsletters was consistent with the prior year quarter.

Income from operations grew by $2.9 million, or 161.1%, compared with the prior year quarter. This increase was attributable to the increase in revenues, as well as decreased operating expenses. Direct operating expenses declined by $1.6 million due primarily to a $1.1 million decline in retailer fee expense, which resulted from (i) changes in certain retailer contracts, which were renegotiated in fiscal year 2005 and resulted in decreased retailer fees on a per print basis, and (ii) a shift in the number of newsletters printed to pharmacy chains with lower retailer fees. Depreciation and amortization expense declined by $0.5 million due to current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

Net income for CHR increased by $1.7 million, or 161.5%, due to the factors affecting income from operations.

Catalina Marketing International

The Company operates internationally, for clients in France, Italy, the United Kingdom, Germany and Japan, in a similar manner to the domestic CMS business.

The following table presents CMI’s retail installation base, the number of retail chains across which the Catalina Marketing Network® is installed internationally and the average weekly shoppers reached as of June 30, 2005 and 2004:

	June 30,
	2005	2004
Retail stores installed	6,003	5,598
Retail chains	40	33
Average weekly shoppers reached (in millions)	58	63

Revenues for CMI increased by $1.4 million, or 9.7%, for the three months ended June 30, 2005, compared with the three months ended June 30, 2004. Of this increase, $0.8 million was attributable to the favorable effect of foreign currency exchange movements. The remaining increase was primarily attributable to increased manufacturer revenue primarily due to growth in Italy and Japan of 30% and 20%, respectively. The increase in Italy was due, to some extent, to the growth of the installation base and weekly shopper reach, as well as continued sales penetration of CPG manufacturers. The increase in Japan was attributed to continued sales penetration of CPG manufacturers, as is evidenced by the recent signing of our largest ever manufacturer contract in Japan.

Income from operations was $2.8 million and relatively unchanged from the first quarter of fiscal year 2005. The increase in revenues was offset by volume-related increases in direct operating expenses of $0.2 million and increases in selling, general and administrative expenses of $1.2 million, primarily due to the addition of sales personnel.

Net income for CMI was $0.7 and relatively unchanged from the first quarter of the prior year. The consistency with the first quarter of the prior year was primarily due to the factors affecting income from operations.

Corporate

Direct operating expenses for our corporate group included costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources and executive management. These costs are included in direct operating expenses, SG&A expense and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements” for the three months ended June 30, 2005 and 2004. For purposes of segment reporting, these corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed incentives, square feet of space used, headcount or other relevant statistics, depending on the type of cost. For example, the cost to maintain the Company’s corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed incentives; data communications costs are allocated based upon revenues. Of the total corporate group operating expenses, 65.5%, and 67.6% were allocated to the operating segments during the three months ended June 30, 2005 and 2004, respectively.

The Corporate loss from operations and net loss were relatively unchanged from the first quarter of fiscal year 2005. Cost controls had positive effects on direct operating expenses while depreciation and amortization expense decreased as a result of the decreased capital expenditures over the last two fiscal years. These decreases were partially offset by an increase in new business development expense of $0.7 million, which was primarily related to the addition of personnel in fiscal year 2006 who are focused on new business development opportunities.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues from continuing operations for the three months ended June 30, 2005 were $91.9 million, which included $15.6 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies strengthened against the United States dollar during the three months ended June 30, 2005, resulting in a benefit to our consolidated revenues. While revenue growth in local currency was 4.2% versus the comparable quarter in the prior fiscal year, revenues of our foreign operations grew by 9.7% when taking into account the effect of changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both U.S. dollars and Japanese yen. See “Other Sources of Liquidity” for further details. Our primary liquidity requirements continue to be for working capital, capital expenditures in the ordinary course of business and the repayment of debt. Our sources of liquidity may also be used for cash dividends and repurchases of our common stock. We expect to continue to invest in new business development, sales and marketing, in our Catalina Marketing Network® and other support technology, employee development and retention and enhanced systems of reporting and controls.

We believe that our policy regarding the availability of sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items such as research and development, creation and expansion of markets, share repurchases, dividends, acquisitions, investments, legal risks and challenges to our business model. Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facilities, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

Net cash provided by operating activities was $14.2 million for the three months ended June 30, 2005 compared with $1.9 million for the three months ended June 30, 2004. Cash flow provided by operating activities was lower in the first quarter of fiscal year 2005 as compared with the first quarter of fiscal year 2006 primarily due to lower net income and a significant use of working capital from both an increase in accounts receivable and a decrease in accrued expenses. Both of these uses of cash were primarily due to timing. Although still a use of cash in fiscal year 2006, cash flow from working capital improved primarily due to the timing of the Company’s quarterly estimated tax payment.

Net cash used in investing activities increased by $9.8 million to $12.0 million for the three months ended June 30, 2005 compared with $2.1 million for the three months ended June 30, 2004, and was attributable to increased capital expenditures and the purchase of the remaining common stock of CHR. As previously discussed, the Company is entering into a period of anticipated increased capital expenditures primarily related to CMS’ installation of the

Catalina Marketing Network® in Walgreens and the Company’s anticipated investment in color printers. These capital expenditures are expected to be financed with cash generated from operations and our revolving credit facility, as necessary.

Net cash used in financing activities was $71.6 million for the three months ended June 30, 2005 compared with $0.7 million used in financing activities during the three months ended June 30, 2004. Principal payments on the revolving credit facility were $30.0 million during the quarter and repurchases of the Company’s common stock were $41.8 million. Bank debt transactions were insignificant during the three months ended June 30, 2004, and there were no stock repurchases during that period.

Overall, cash and cash equivalents decreased by $70.2 million to $46.0 million for the three months ended June 30, 2005.

Other Sources of Liquidity

In addition to our cash flows generated from operations, the Company’s access to its revolving credit facility provides an additional source of liquidity. For a discussion of our credit facility, see Note 8 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Capital Requirements

Except for the payment on our revolving credit facility and payment for the outstanding CHR commons shares, there were no significant changes to the Company’s contractual cash obligations or commercial commitments during the quarter ended June 30, 2005 as compared with the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $13,000 per store. Capital expenditures were higher for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 primarily due to increased purchases of store equipment for replacements and new store installations.

The Company currently expects to spend approximately $40 million to $50 million for capital expenditures in fiscal year 2006. The amount of such capital expenditures could vary significantly depending upon the timing of execution of certain Company initiatives. The increase in capital expenditures expected for fiscal year 2006 is primarily due to increased purchases for store equipment, including approximately $20 million to $25 million attributable to the expected installation of the Catalina Marketing Network® in Walgreens. In addition, the Company expects to increase spending for store equipment and software development related to our initiative to enhance our network’s interface with consumers, which is expected to include enhanced print quality with full graphic and color capabilities (“color printers”). We are currently working on a project to deploy color printers to replace certain existing printers and expect the implementation of this project to begin in fiscal year 2006 and extend into future periods. The total expected capital requirement for this initiative can not yet be determined, but we anticipate it will exceed the average annual capital investments expended for store equipment during the last three years. The Company expects that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these capital investments. The color printer project is in the initial stages of development and there can be no certainty that the amount or timing of the capital requirements will proceed as expected.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between the Company and the joint venture partners in the Company’s Japanese coupon operations, the Company is obligated to pay these joint venture partners a final deferred earnout payment based on the future operating results of the Catalina Marketing Japan coupon business. The contingency stipulates a potential earn-out payment based on a predetermined formula. The Company is not able to estimate the amount, or a range of the possible amount, of the contingent payment because the Company is not able to reasonably estimate the future earnings of its Japan coupon business over four consecutive quarters during a time period ending between 2006 and 2007, which is the basis of the calculation of the contingent payment. The ultimate amount of this payment, if any, could be material.

Critical Accounting Estimates

Please refer to the discussion of the Company’s Critical Accounting Estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I—”Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our principal market risks are interest rates on our revolving credit facility and foreign exchange rates in the Company’s international operations.

Interest Rates

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. There was no domestic bank debt outstanding as of June 30, 2005. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the quarters ended June 30, 2005 and June 30, 2004.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a loss of $0.3 million for the three months ended June 30, 2005, compared with a $0.2 million for the three months ended June 30, 2004. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the three months ended June 30, 2005 and 2004, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either three month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities.

For information regarding the Company’s purchase of its equity securities during the three months ended June 30, 2005, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See Exhibit index on page 24 of this quarterly report on Form 10-Q.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 8, 2005	CATALINA MARKETING CORPORATION
(Registrant)

/s/ Rick P. Frier
Rick P. Frier
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