Form 10-Q
period 2005-09-30
CATALINA MARKETING CORP/DE
filed 2005-11-09
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the organization was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

At October 31, 2005, the Registrant had outstanding 48,014,589 shares of Common Stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Income for the three and six months ended September 30, 2005 and 2004	3

		Unaudited Condensed Consolidated Balance Sheets at September 30, 2005 and March 31, 2005	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended September 30, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

	Item 4.	Controls and Procedures	25

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 6.	Exhibits	26

Signatures			27

Exhibit Index			28

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I. Financial Information

SPECIAL NOTE

References herein to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries, unless the context specifically states or implies otherwise.

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues	$102,756	$102,372	$194,610	$197,774

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	32,318	32,015	63,002	65,803
Selling, general and administrative	29,622	28,517	59,423	57,340
Depreciation and amortization	8,722	10,604	18,227	22,158

Total costs and expenses	70,662	71,136	140,652	145,301

Income from operations	32,094	31,236	53,958	52,473

Interest expense	(130)	(151)	(339)	(736)
Other income (expense) net	(112)	276	270	469

Income from continuing operations before income taxes	31,852	31,361	53,889	52,206
Provision for income taxes	12,104	12,508	20,478	19,990

Income from continuing operations	19,748	18,853	33,411	32,216

Income (loss) from discontinued operations	—	1,426	—	(1,011)

Net income	$19,748	$20,279	$33,411	$31,205

Earnings per share – basic:
Income per common share from continuing operations	$0.41	$0.36	$0.67	$0.62
Income (loss) per common share from discontinued operations	—	0.03	—	(0.02)

Net income per common share	$0.41	$0.39	$0.67	$0.60

Weighted average common shares outstanding	48,709	52,231	49,625	52,233

Earnings per share – diluted:
Income per common share from continuing operations	$0.40	$0.36	$0.67	$0.62
Income (loss) per common share from discontinued operations	—	0.03	—	(0.02)

Net income per common share	$0.40	$0.39	$0.67	$0.60

Weighted average common shares outstanding	48,996	52,311	49,927	52,269

Cash dividends paid per common share	$—	$0.30	$—	$0.30

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$22,731	$116,191
Accounts receivable, net	56,149	58,708
Inventory	4,403	4,703
Deferred tax asset	6,146	6,108
Prepaid expenses and other current assets	13,341	9,558

Total current assets	102,770	195,268
Property and equipment:
Property and equipment	352,335	353,927
Less - accumulated depreciation and amortization	(246,110)	(250,591)

Property and equipment, net	106,225	103,336
Patents, net	10,772	11,681
Goodwill	83,992	80,495
Other assets	1,759	1,958

Total assets	$305,518	$392,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,818	$21,032
Dividends payable	14,478	—
Income taxes payable	4,644	6,810
Accrued expenses	43,416	62,137
Deferred revenue	33,154	28,457
Current portion of long-term debt	137	30,299

Total current liabilities	113,647	148,735
Long-term deferred tax liability	7,151	9,738
Long-term debt	34,642	34,324
Other long-term liabilities	3,636	3,567

Total liabilities	159,076	196,364
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 48,011,318 and 50,760,666 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	480	508
Paid-in capital	3	—
Accumulated other comprehensive income (loss)	(854)	251
Retained earnings	146,813	195,615

Total stockholders’ equity	146,442	196,374

Total liabilities and stockholders’ equity	$305,518	$392,738

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2005		50,761	$508	$—	$251	$195,615	$196,374

Issuance of common stock		100	1	1,889			1,890
Tax benefit from exercise of non-qualified stock options and disqualified dispositions				204			204
Repurchase, retirement and cancellation of common stock		(2,865)	(29)	(2,349)		(67,735)	(70,113)
Deferred compensation plan common stock units and Directors’ common stock grants		15		259			259
Dividends on common stock						(14,478)	(14,478)
Net income	$33,411					33,411	33,411
Foreign currency translation adjustment	(1,105)				(1,105)		(1,105)

Comprehensive income	$32,306

BALANCE AT SEPTEMBER 30, 2005		48,011	$480	$3	$(854)	$146,813	$146,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$33,411	$31,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	18,227	23,282
Provision for doubtful accounts	58	(59)
Amortization of deferred financing fees	68	178
Deferred income taxes	(2,695)	1,711
Loss on disposals of equipment	660	1,375
Other non-cash operating activities	568	2,188
Changes in operating assets and liabilities:
Accounts receivable	518	(5,530)
Inventory, prepaid expenses and other assets	(3,774)	(1,470)
Accounts payable	(2,859)	(2,009)
Taxes payable	(2,128)	6,830
Accrued expenses	(15,897)	(13,532)
Deferred revenue	5,605	(1,699)

Net cash provided by operating activities	31,762	42,470

Cash Flows from Investing Activities:
Capital expenditures	(24,594)	(6,175)
Purchase of remaining common stock of CHR	(3,497)	—
Payment for minority interest - VIE	—	(914)
Proceeds from sale of DMS	—	5,000

Net cash used in investing activities	(28,091)	(2,089)

Cash Flows from Financing Activities:
Proceeds from the revolving credit facility	3,000	30,000
Principal payments on revolving credit facility	(30,000)	—
Payment on long-term debt - VIE	—	(29,565)
Proceeds from Japan borrowings	—	1,180
Principal payments on Japan borrowings	(194)	(1,818)
Repurchase of Company common stock	(70,113)	—
Proceeds from issuance of common and subsidiary stock	1,890	786
Cash dividends paid	—	(15,642)
Financing fees paid	—	(561)

Net cash used in financing activities	(95,417)	(15,620)

Effect of exchange rate changes on cash and cash equivalents	(1,714)	(120)

Net change in cash and cash equivalents	(93,460)	24,641
Cash and cash equivalents at end of prior period	116,191	72,704

Cash and cash equivalents at end of current period	$22,731	$97,345

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed for consumer packaged goods (“CPG”) manufacturers, pharmaceutical manufacturers and marketers and retailers. The Company’s primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, the Company offers behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a promotion to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. The Company tracks actual purchase behavior and uses Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

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

CHR services allow pharmaceutical and CPG manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of the Company’s clients. These communication services include messages and educational information to healthcare patients at the pharmacy level throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to consumers based on a variety or combination of factors including transactional data, primarily the National Drug Codes found on all prescription drugs, demographic data such as age and gender information and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

CMI provides services to clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany and Japan. The Catalina Marketing Network® operates internationally in a manner similar to the domestic CMS business in offering a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers.

In November 2003, the Company announced its intent to divest its outdoor billboard business in Japan (“Japan Billboard”), Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”), which were deemed not to be strategically aligned with the Company’s current core businesses. Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. These three business units were sold during fiscal year 2005. Their results of operations are shown as discontinued operations in the accompanying unaudited condensed consolidated statements of income. For further information regarding discontinued operations, see Note 11.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Basis of Presentation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of the financial position of the Company as of September 30, 2005, the results of its operations and cash flows for the six month periods ended September 30, 2005 and 2004, and the results of its changes in stockholders’ equity for the six month period ended September 30, 2005 have been included in these unaudited condensed consolidated financial statements.

Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending March 31, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The accounts of our foreign subsidiaries are included on a three month lag (i.e., as of, and for the three and six month periods ended June 30, 2005 and June 30, 2004), to facilitate the timing of the Company’s closing process.

Note 2. Stock Based Compensation

The Company accounts for option, stock grant and stock purchase plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma compensation expense was calculated with the use of the Black-Scholes option-pricing model.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$19,748	$20,279	$33,411	$31,205
Add stock-based employee compensation expense included in reported net income, net of tax	75	55	129	130
Add (deduct) total stock based employee compensation income (expense) determined under fair value based method for all awards net of tax (1)	(4,145)	(4,912)	(1,534)	(8,519)

Pro forma net income	$15,678	$15,422	$32,006	$22,816

Basic earnings per common share:
As reported	$0.41	$0.39	$0.67	$0.60
Pro forma	$0.32	$0.30	$0.64	$0.44
Diluted earnings per common share:
As reported	$0.40	$0.39	$0.67	$0.60
Pro forma	$0.32	$0.29	$0.64	$0.44
(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	—	—	$(117)	—

The pro forma compensation expense for the six months ended September 30, 2005 and 2004 included a reversal of previously reported pro forma compensation expense of $6.5 million and $6.3 million, respectively, net of tax benefits of $2.3 million and $3.8 million, respectively, related to forfeited options.

Note 3. Postretirement Benefits

In fiscal year 2002, the Company implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and the Company does not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from the Company’s assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the six months ended September 30, 2005 and 2004 were not material. The Company’s funding of the cost of healthcare benefits is at the discretion of management. The Company’s net periodic expense is comprised solely of interest cost and was $35,000 and $70,000 for the three and six months ended September 30, 2005, respectively and $31,000 and $62,000 for the three and six months ended September 30, 2004.

SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132(R)”) also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132(R) as they related to the Company’s postretirement healthcare plan were provided in Note 17 to the Company’s Consolidated Financial Statements as filed in its Annual Report on Form 10-K for fiscal year ended March 31, 2005.

Note 4. Recently Issued Accounting Standards

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

Note 5. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	48,709	52,231	49,625	52,233
Dilutive effect of options outstanding	287	80	302	36

Diluted weighted average common shares outstanding	48,996	52,311	49,927	52,269

The following table presents the number of excluded options and related exercise price ranges for each of the periods presented:

Period Presented	Number of Excluded Options	Price Range
Three months ended September 30, 2005	4,346,930	$26.31-$36.82
Three months ended September 30, 2004	3,584,311	$26.31-$36.82
Six months ended September 30, 2005	4,346,930	$26.31-$36.82
Six months ended September 30, 2004	5,634,492	$19.92-$36.82

Note 6. Comprehensive Income (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$19,748	$20,279	$33,411	$31,205
Other comprehensive income, net of tax: Currency translation adjustment	(1,035)	(18)	(1,105)	(1,013)

Comprehensive Income	$18,713	$20,261	$32,306	$30,192

Note 7. Segment Information

The Company is organized and managed by segments, as described in following table:

Segment	Business Activity
CMS	Provides point-of-sale, printed incentives or communications to consumers for CPG manufacturers and retailers.
CHR	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.
CMI	Provides services similar to CMS in the United Kingdom, France, Italy, Belgium, the Netherlands, Germany and Japan.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.
Discontinued operations	Includes Japan Billboard, DMS and CMRS.

Financial information for each of the Company’s reportable segments is presented in the following tables (in thousands).

	Revenues from External Customers		Intersegment Revenues		Revenues from External Customers		Intersegment Revenues
	Three Months Ended September 30,				Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005		2004
Segments:
CMS	$60,618	$66,070	$—	$—	$118,307	$129,468	$		$4
CHR	22,880	19,180	—	—	41,410	37,046		—	—
CMI	19,256	16,892	—	—	34,884	31,138		—	—

	102,754	102,142	—	—	194,601	197,652		—	4
Reconciliation of segments to consolidated amount:
Corporate	2	230	958	829	9	122		1,734	1,703
Eliminations	—	—	(958)	(829)	—	—		(1,734)	(1,707)

	$102,756	$102,372	$—	$—	$194,610	$197,774		$—	$—

	Net Income (Loss)
	Three Months Ended September 30,		Six Months Ended September 30,
Segments:	2005	2004	2005	2004
CMS	$16,045	$18,896	$30,842	$35,029
CHR	4,959	2,774	7,768	3,848
CMI	2,387	2,073	3,116	2,874
Corporate	(3,643)	(4,890)	(8,315)	(9,535)

Income from continuing operations	19,748	18,853	33,411	32,216
Discontinued operations	—	1,426	—	(1,011)

	$19,748	$20,279	$33,411	$31,205

	Total Assets
Segments:	September 30, 2005	March 31, 2005
CMS	$1,319,774	$1,243,719
CHR	55,980	55,651
CMI	113,426	116,483
Reconciliation of segments to consolidated amount:
Eliminations	(1,423,819)	(1,351,484)
Corporate	239,996	327,965

Total assets – continuing operations	305,357	392,334
Total assets – discontinued operations	161	404

	$305,518	$392,738

Note 8. Goodwill and Impairment Charges

Goodwill increased during the six months ended September 30, 2005 as a result of the completion of the tender offer to purchase the shares of CHR not previously held by the Company. On September 15, 2004, the Company notified holders of common stock and options to purchase common stock of CHR that it was tendering an offer to purchase the shares of CHR not held by the Company. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by the Company were tendered by March 31, 2005. The Company paid $3.5 million on April 8, 2005 for 279,786 shares tendered by CHR shareholders. The entire purchase price paid for these shares was assigned to goodwill in accordance with the purchase method of accounting as described in SFAS No. 141, “Business Combinations.”

Changes in the carrying amount of goodwill through September 30, 2005 were as follows (in thousands):

	CMS	CHR	CMI	Consolidated
Balance as of March 31, 2005	$20,210	$36,131	$24,154	$80,495
Goodwill acquired	—	3,497	—	3,497

Balance as of September 30, 2005	$20,210	$39,628	$24,154	$83,992

The loss from discontinued operations reflected in the accompanying unaudited condensed consolidated statement of income for the six months ended September 30, 2004 includes an impairment charge of $1.6 million related to DMS. This goodwill was impaired during fiscal year 2005 due to a decline in DMS’ forecasted cash flows. The Company did not expect to recover this goodwill. However, subsequent to the write-off of goodwill within discontinued operations, the Company sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on the sale of DMS in the second quarter of fiscal year 2005.

Note 9. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	September 30, 2005	March 31, 2005
Purchased patents	$23,590	$23,590
Accumulated amortization	(12,818)	(11,909)

Patents, net	$10,772	$11,681

Estimated future amortization of patents is as follows as of September 30, 2005 (in thousands):

Fiscal Year	Estimated Amortization
2006 – remainder of the current fiscal year	$872
2007	1,656
2008	1,641
2009	1,639
2010	1,629
2011	1,547

The Company recognized amortization expense of $0.4 million and $0.9 million and $0.5 million and $1.0 million for the three and six months ended September 30, 2005 and September 30, 2004, respectively, which is included in the unaudited condensed consolidated statements of income within Depreciation and Amortization.

Note 10. Long-Term Debt

In April 2005, the Company repaid $30.0 million of its current portion of long-term debt that was outstanding under the Company’s revolving credit facility at March 31, 2005. The remaining current portion of long-term debt of $0.1 million as of September 30, 2005 represents amounts due under installment loans payable related to certain equipment purchased by the Company’s Japanese subsidiary. The Company’s long-term debt of $34.6 million as of September 30, 2005 represents amounts borrowed under the Company’s credit facility by its Japanese subsidiary as well as an additional $3.0 million borrowed in the United States under the Company’s revolving credit facility in the second quarter ended September 30, 2005.

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

There were no operating results from discontinued operations for the six months ended September 30, 2005.

The following tables reflect certain information for discontinued operations for the three and six months ended September 30, 2004 (in thousands, except per share amounts):

	Three Months Ended September 30, 2004
	Japan Billboard	DMS	CMRS	Total
Revenues	$2,847	$4,093	$1,345	$8,285
Net income (loss)	(53)	313	(2,117)	(1,857)
Net income (loss) per share	—	$0.01	$(0.04)	$(0.04)

	Six Months Ended September 30, 2004
	Japan Billboard	DMS	CMRS	Total
Revenues	$5,768	$10,030	$2,727	$18,525
Net income (loss)	(234)	(1,507)	(2,554)	(4,295)
Net income (loss) per share	—	$(0.03)	$(0.05)	$(0.08)

Note 12. Repurchases of Company Common Stock

During the three and six months ended September 30, 2005, the Company repurchased approximately 1.2 million and 2.9 million shares of its common stock, respectively, for approximately $28.3 million and $70.1 million, respectively. The following table sets forth information relating to the repurchases for each month of the six months in fiscal year 2006:

Period (Month of)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Fiscal 2006
April 2005	—	NA	NA	$55,825
May 2005	262,000	$24.09	262,000	$49,514
June 2005	1,431,300	$24.82	1,431,300	$13,992
July 2005	193,600	$25.30	193,600	$9,094
August 2005	560,700	$24.10	560,700	$95,582
September 2005	417,600	$23.63	417,600	$85,713

(1)	On August 9, 2005, the Board of Directors authorized $100 million of funds to be available for the repurchase of the Company’s common stock. This authorization replenished the $100 million the Board of Directors authorized in September 2004. The Company intends to use cash flows from operations and funds available under its revolving credit facility to finance the remaining authorized repurchases of its common stock. Factors governing the future repurchase of the Company’s common stock include consideration of the market prices of the common stock at the time of the contemplated repurchases.

Note 13. Purchase Commitments

On August 29, 2005, the Company and Epson America, Inc. (“Epson”) entered into an agreement (the “Epson Agreement”) under which Epson will develop, manufacture and supply color printers and related consumables for use by the Company’s CMS and CMI business segments. The Epson Agreement provides for the purchase of printers by the Company over a period of approximately six years for a minimum commitment of $88.2 million.

Note 14. Cash Dividend

On August 9, 2005, the Board of Directors declared a cash dividend to common stockholders of $0.30 per share. The dividend was paid on October 3, 2005 to stockholders of record as of September 19, 2005 and was approximately $14.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

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

We are currently focused on several long-term growth initiatives. We have continued to make investments in future growth during the current fiscal year through the addition of personnel focused on new business development and additions to our sales force, primarily at CMS and France. We also plan to invest significantly in the next generation of printers, which will provide the Company the ability to provide full color, full graphic coupons at the point-of-sale for its retail grocery channel. Additionally, we are pursuing opportunities to expand into other distribution channels. While capital expenditures have increased in the current fiscal year as a result of these initiatives, there has been no impact to revenues since the color printers are still in development and installations in the new channels have only begun. The Company expects the initial results of its channel expansion efforts to begin to appear in CMS’ results in the fourth quarter of fiscal year 2006.

Results of Operations

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

The following tables include the revenues and income (loss) from operations for each of the Company’s significant reportable segments included in continuing operations for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. The accounts of our foreign subsidiaries are included for the three months ended June 30, which is the end of their second fiscal quarter.

	Three Months Ended
	September 30, 2005	September 30, 2004	Dollar Change	Percentage Change
Revenues
CMS	$60,618	$66,070	$(5,452)	(8.3)%
CHR	22,880	19,180	3,700	19.3
CMI	19,256	16,892	2,364	14.0
Corporate	960	1,059	(99)	(9.4)
Eliminations	(958)	(829)	(129)	(15.6)

Total Revenues	$102,756	$102,372	$384	0.4%

	Three Months Ended
	September 30, 2005	September 30, 2004	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$26,969	$31,796	$(4,827)	(15.2)%
CHR	8,335	4,663	3,672	78.8
CMI	5,682	4,439	1,243	28.0
Corporate	(8,892)	(9,662)	770	7.9

Total Income from Operations	$32,094	$31,236	$858	2.8%

	Three Months Ended
	September 30, 2005	September 30, 2004	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$16,046	$18,896	$(2,850)	(15.1)%
CHR	4,959	2,774	2,185	78.8
CMI	2,387	2,073	314	15.2
Corporate	(3,644)	(4,890)	1,246	25.5

Net Income from Continuing Operations	19,748	18,853	895	4.8
Discontinued Operations	—	1,426	(1,426)	(100.0)

Net Income	$19,748	$20,279	$(531)	(2.6)%

Consolidated Results of Operations

For the second quarter of fiscal year 2006, the Company’s revenues increased slightly over the same period in the prior fiscal year to $102.8 million. Both CHR and CMI had revenue growth over the comparable period in the prior fiscal year, but their results were substantially offset by a $5.5 million decline in CMS revenues, primarily resulting from lower volume of promotions printed.

Direct operating costs increased by approximately $0.6 million to $32.2 million. As a percentage of revenues, direct operating expenses increased to 31.5% from 31.0% in the prior fiscal year. This increase was primarily due to an increase in retailer fees at both CMS and CHR.

Selling, general and administrative (“SG&A”) expenses increased $1.1 million in the second quarter of fiscal year 2006 as compared with the same period in the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 28.8% from 27.9% in the same quarter last year. This was primarily driven by a $1.1 million increase in sales force expense at CMS and France, an increase of $0.7 million in information technology development costs, and an increase of $0.4 million in marketing expenses at CHR. Partially offsetting these increases, legal expenses declined by approximately $1.0 million.

Depreciation and amortization expense decreased $1.9 million in the second quarter of fiscal year 2006 as compared with the second quarter of fiscal year 2005, primarily due to a decline in capital spending over the previous two fiscal years.

Income from operations for the second quarter of fiscal year 2006 of $32.1 million increased 2.8% compared with the second quarter of fiscal year 2005. The increase was primarily driven by favorable operating results at CHR, which increased by $3.7 million. This increase, coupled with the improved performance of CMI, offset the decline in CMS operating income.

The consolidated effective tax rate was 38.0% and 39.9% for the three months ended September 30, 2005 and 2004, respectively. The rate decrease was primarily due to the utilization of foreign net operating losses in the current fiscal year that were not previously recognized.

Catalina Marketing Services

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total incentives or communications delivered multiplied by a per-print fee. The delivery of incentives or communications is based upon particular triggering transactions that occur at the point of sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the store installation base and the number of transactions accessed by the Catalina Marketing Network®, the number of promotions printed, and the ability to attract and retain CPG manufacturers to use the targeted communication capabilities offered by the network.

The following table presents the number of stores in which the network was installed, the average number of shoppers reached each week, and the number of manufacturer promotions printed as of and for the three months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Retailer stores installed	16,693	17,644
Average weekly shoppers reached (in millions)	220.1	217.0
Number of manufacturer promotions printed (in millions)	636.7	757.0

The decline in the number of stores in which the Catalina Marketing Network® is installed was driven primarily by the de-installation of the network in certain low-promotion-volume retail stores, as well as a retailer that entered bankruptcy that resulted in the de-installation of stores closed by the retailer. The decline in the installed store base is not expected to have a significant effect on revenues.

Revenues at CMS declined by $5.5 million, or 8.3%, in the second quarter of fiscal year 2006 as compared with the same period in the prior fiscal year. Revenue from manufacturer clients was the primary driver, decreasing by $5.7 million, or 9.1%. The decrease was attributable primarily to a 15.9% decrease in the volume of promotions printed. The decline in volume was principally due to reduced consumer spending in key brands and the discontinuance of specific product lines by certain CPG manufacturer clients. The reduction in volume was partially offset by a 6.8% increase in the average price per promotion printed, a function of a favorable shift in mix to higher-priced services.

Income from operations declined by $4.8 million, or 15.2%, due to the decline in revenues and increases in both direct operating expenses and SG&A expenses, partially offset by a decline in depreciation and amortization expense of $1.9 million. The current fiscal year increase in direct operating expenses was primarily due to increased retailer fee expense of $0.3 million, a result of changes in certain retailer contracts. These contracts were renegotiated in fiscal year 2005 and resulted in increased retailer fees on a per print basis. Accordingly, the Company expects retailer fees in fiscal year 2006 to exceed the fiscal year 2005 fees.

SG&A expenses increased, primarily due to an increase in sales force expense and executive administrative expense of $0.5 million each. The increase in sales force expense was primarily attributable to the addition of sales personnel and increased sales department expenses related to a focus on retail channel expansion. The increase in executive administrative expense was primarily due to the addition of new personnel in the fourth quarter of the prior fiscal year.

Depreciation and amortization expense declined by $1.9 million primarily due to the reduction in capital spending over the previous two fiscal years which is now translating into lower depreciation expense as compared with the prior fiscal year. Although the Company has entered into a period of increased capital expenditures related to CMS’ installation of the Catalina Marketing Network® in Walgreens and the Company’s investment in color printers, we expect that depreciation expense will continue to be lower in fiscal year 2006 than the prior fiscal year due to the timing of installations.

Net income for CMS decreased by $2.9 million, or 15.1%, due to the factors affecting income from operations.

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

Management analyzes the performance of CHR through a review of the pharmacy installation base and the average weekly prescription medication users reached. These metrics provide a framework for evaluating current performance, as well as acting as a measure of the reach of the network, which is important in attracting additional pharmaceutical and CPG manufacturers to utilize the services of the CHR.

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the three months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Pharmacies installed	12,404	12,081
Average weekly prescription medication users reached (in millions)	21.1	19.3

Revenues for CHR increased by $3.7 million, or 19.3%, for the three months ended September 30, 2005, compared with the three months ended September 30, 2004. The increase was attributable to a 47.9% increase in the number of revenue-producing newsletters, which was primarily attributable to a single program that triggered a high volume of revenue-producing newsletters during the current fiscal year quarter. This program, which generated lower revenue per newsletter, contributed to an overall shift in program mix and a corresponding decline in the average price per revenue-producing newsletter of 18.6%.

Income from operations grew by $3.7 million, or 78.8%, for the three months ended September 30, 2005 compared with the same quarter in the prior fiscal year. This increase was attributable to the increase in revenues, as well as decreased depreciation and amortization expense, partially offset by increased marketing expenses. Depreciation and amortization expense declined by $0.4 million due to a decline in capital expenditures over the last two fiscal years for equipment installed in pharmacies. Partially offsetting these improvements to income from operations, marketing expense increased by $0.4 million due to increased focus on growing the CHR business and the PATIENTLinkTM brand.

Net income for CHR increased by $2.2 million, or 78.8%, due to the factors affecting income from operations.

Catalina Marketing International

The Company operates internationally, for clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany and Japan, in a similar manner to the domestic CMS business.

The following table presents CMI’s retail installation base, the number of retail chains across which the Catalina Marketing Network® was installed internationally and the average weekly shoppers reached as of and for the three months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Retail stores installed	6,699	5,700
Retail chains	43	32
Average weekly shoppers reached (in millions)	78.6	63.9

The increase in the number of stores in which the Catalina Marketing Network® was installed was primarily driven by the installation of the network in two significant retailers during the current quarter. The full effect of these installations is not expected to be realized until fiscal year 2007.

Revenues for CMI increased by $2.4 million, or 14.0%, for the three months ended September 30, 2005, compared with the three months ended September 30, 2004. Of this increase, $0.6 million was attributable to the favorable effect of foreign currency exchange movements. The remaining increase was primarily attributable to growth of both manufacturer and retailer revenue. Manufacturer revenue increased primarily due to growth in Italy and Japan. These increases were due to the continued sales penetration of CPG manufacturers, as is evidenced by the signing of the largest ever manufacturer contract in Japan during the first quarter of fiscal year 2006. Retailer revenue was up primarily due to France, which increased primarily due to the installations of the two retailers referenced above during the current quarter.

Income from operations increased $1.2 million in the second quarter of fiscal year 2006 compared with the same period in the prior fiscal year. The increase in revenues was partially offset by volume-related increases in direct operating expenses of $0.2 million and increases in SG&A expenses of $0.8 million, primarily due to the addition of sales force and marketing personnel employed to develop existing and new business development opportunities.

Net income for CMI increased $0.3 million to $2.4 million for the three months ended September 30, 2005 as compared with the same period in the prior fiscal year. The increase was primarily due to the factors affecting income from operations, partially offset by increased intercompany interest expense and foreign exchange transaction losses.

Corporate

Expenses for our corporate group include costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources and executive management. These costs are included in direct operating expenses, SG&A expense and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements” for the three and six months ended September 30, 2005 and 2004. For purposes of segment reporting, these corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed incentives, square feet of space used, headcount or other relevant statistics, depending on the type of cost. For example, the cost to maintain the Company’s corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed incentives; and data communications costs are allocated based upon revenues. Of the total corporate group operating expenses, 68.8%, and 68.9% were allocated to the operating segments during the three months ended September 30, 2005 and 2004, respectively.

The Corporate loss from operations and net loss decreased $0.7 million and $1.2 million, respectively, from the second quarter of fiscal year 2005. Cost controls had a positive effect on direct operating expenses, keeping these costs consistent with the prior fiscal year. SG&A expenses decreased by $0.7 million, which was primarily the result of a decline in legal fees. Additionally, interest income increased by $0.4 million in the current fiscal year due primarily to an increase in the market value of assets held for the Company’s deferred compensation plan.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues from continuing operations for the three months ended September 30, 2005 were $102.8 million, which included $19.3 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies were stronger against the United States dollar during the second quarter of fiscal year 2006 than in the same period in the prior fiscal year, resulting in a benefit to our consolidated revenues. While revenue growth in local currency was 10.6% versus the comparable quarter in the prior fiscal year, revenues of our foreign operations grew by 14.0% when taking into account the effect of changes in foreign currency exchange rates.

Six Months Ended September 30, 2005 Compared with the Six Months Ended September 30, 2004

The following tables include the revenues and income (loss) from operations for each of the Company’s significant reportable segments included in continuing operations for the six months ended September 30, 2005 compared with the six months ended September 30, 2004. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. The accounts of our foreign subsidiaries are included for the six months ended June 30, which is the end of the first half of their fiscal year.

	Six Months Ended
	September 30, 2005	September 30, 2004	Dollar Change	Percentage Change
Revenues
CMS	$118,307	$129,472	$(11,165)	(8.6)%
CHR	41,410	37,046	4,364	11.8
CMI	34,884	31,138	3,746	12.0
Corporate	1,742	1,825	(83)	(4.6)
Eliminations	(1,733)	(1,707)	(26)	1.5

Total Revenues	$194,610	$197,774	$(3,164)	(1.6)

	Six Months Ended
	September 30, 2005	September 30, 2004	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$51,836	$58,987	$(7,151)	(12.1)%
CHR	13,056	6,471	6,585	101.8
CMI	8,450	7,193	1,257	17.5
Corporate	(19,384)	(20,178)	794	3.9

Total Income from Operations	$53,958	$52,473	$1,485	2.8

	Six Months Ended
	September 30, 2005	September 30, 2004	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$30,842	$35,029	$(4,187)	(12.0)%
CHR	7,768	3,848	3,920	101.9
CMI	3,116	2,874	242	8.4
Corporate	(8,315)	(9,535)	1,220	12.8

Net Income from Continuing Operations	33,411	32,216	1,195	3.7
Discontinued Operations	—	(1,011)	1,011	100.0

Net Income	$33,411	$31,205	$2,206	7.1

Consolidated Results of Operations

For the six months ended September 30, 2005, the Company’s revenues decreased $3.2 million compared with the same period in the prior fiscal year. The decrease was attributable to an $11.2 million decline in CMS revenues, partially offset by revenue growth in CHR and CMI. The decline in CMS was primarily due to a decline in the volume of manufacturer promotions printed and a decline in revenues from retailers.

Direct operating costs decreased approximately $2.8 million to $63.0 million. As a percentage of revenues, direct operating expenses decreased to 32.4% from 33.3% in the prior fiscal year. This decrease was due predominantly to a decrease in third party costs at CMS of $2.0 million.

SG&A expenses increased $2.1 million in the six months ended September 30, 2005 compared with the same period in the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 30.5% from 29.0% in fiscal year 2005. This increase was primarily driven by increases of $1.3 million in sales force expense in Europe and $1.0 million in new business development expenses.

Depreciation and amortization expense decreased $3.9 million for the first six months of fiscal year 2006 compared with the same period of fiscal year 2005, primarily due to a decline in capital spending over the previous two fiscal years.

Income from operations for the six months ended September 30, 2005 increased $1.5 million when compared with the same period in the prior fiscal year. The increase was primarily driven by favorable operating results at CHR, which increased by $6.6 million. This increase, coupled with the improved performance of CMI, offset the decline in CMS operating income.

The consolidated effective tax rate was 38.0% for the six months ended September 30, 2005 and was relatively unchanged from the prior fiscal year rate of 38.3%.

Catalina Marketing Services

The following table presents the number of stores in which the network was installed, the average number of shoppers reached each week, and the number of promotions printed as of and for the six months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Retailer stores installed	16,693	17,644
Average weekly shoppers reached (in millions)	222.0	218.0
Number of manufacturer promotions printed (in millions)	1,274.0	1,427.6

Revenues at CMS declined by $11.2 million, or 8.6%, for the six months ended September 30, 2005 as compared with the same period in the prior fiscal year. Revenue from manufacturer clients was the primary driver, decreasing by $7.4 million, or 6.2%. The decrease was attributable primarily to a 10.8% decrease in the volume of promotions printed. The decline in volume was principally due to reduced consumer spending in key brands and the discontinuance of specific product lines by certain CPG manufacturer clients. The reduction in volume was partially offset by a 4.7% increase in the average price per promotion printed, a function of a favorable shift in mix to higher-priced services. The reduction in retailer revenue was primarily due to transitional sales in the first quarter of fiscal year 2005 related to the loyalty card business, which was sold on March 31, 2004, and a large, one-time program in the prior fiscal year that was not replaced during the current fiscal year.

Income from operations declined by $7.2 million, or 12.1%, due to the decline in revenues, which was partially offset by decreases in direct operating expenses and depreciation and amortization expense of $1.1 million and $2.9 million, respectively. The current fiscal year decrease in direct operating expenses is primarily due to a decrease of $2.0 million in costs associated with the loyalty card business in the prior fiscal year partially offset by an increase of $1.3 million in retailer fees, a result of prior period changes in certain retailer contracts. These contracts were renegotiated in fiscal year 2005 and have resulted in increased retailer fees on a per print basis. Accordingly, the Company expects retailer fees in fiscal year 2006 to exceed the fiscal year 2005 fees. Depreciation and amortization expense declined primarily due to the reduction in capital spending over the previous two years which resulted in lower depreciation and amortization expense as compared with the prior fiscal year.

Net income for CMS decreased by $4.2 million, or 12.0%, due to the factors affecting income from operations.

Catalina Health Resource

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the six month periods ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Pharmacies installed	12,404	12,081
Average weekly prescription medication users reached (in millions)	21.3	20.1

Revenues for CHR increased by $4.4 million, or 11.8%, for the six months ended September 30, 2005, compared with the six months ended September 30, 2004. The increase was attributable to a 23.7% increase in the number of revenue-producing newsletters, which was primarily attributable to a single program that triggered a high volume of revenue-producing newsletters during the current fiscal year. This program, which generated lower revenue per newsletter, contributed to an overall shift in program mix that resulted in a decline in the average price per revenue-producing newsletter of 7.6%.

Income from operations grew by $6.6 million, or 101.8%, compared with the prior fiscal year period. This increase was attributable to the increase in revenues, as well as decreases in direct operating expenses and depreciation and amortization expense of $1.6 million and $0.9 million, respectively. The decrease in direct operating expenses was primarily due to retailer fees, which decreased by $0.8 million due to retailer contracts that were renegotiated in prior periods. The decline in depreciation and amortization expense was due to lower capital expenditures over the last two fiscal years for equipment installed in pharmacies.

For the six months ended September 30, 2005 net income for CHR increased by $3.9 million, or 101.9%, when compared with the same period in the prior fiscal year. The increase was due to the factors affecting income from operations.

Catalina Marketing International

The following table presents CMI’s retail installation base, the number of retail chains across which the Catalina Marketing Network® was installed internationally and the average weekly shoppers reached as of and for the six months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Retail stores installed	6,699	5,700
Retail chains	43	32
Average weekly shoppers reached (in millions)	74.2	63.0

Revenues for CMI increased by $3.8 million, or 12.0%, for the six months ended September 30, 2005, compared with the six months ended September 30, 2004. Of this increase, $1.3 million was attributable to the favorable effect of foreign currency exchange movements. The remaining increase was primarily attributable to increased manufacturer and retailer revenue. Manufacturer revenue increased principally due to growth in Italy and Japan. These increases were due to the continued sales penetration of CPG manufacturers, as is evidenced by the signing of the largest ever manufacturer contract in Japan during the first quarter of fiscal year 2006. Retailer revenue was up primarily due to operations in the United Kingdom and Italy. The increase in retailer revenue in both countries was due to an increase in the average number of stores in which the Catalina Marketing Network® was installed.

Income from operations increased $1.3 million during the six months ended September 30, 2005, as compared with the same period in the prior fiscal year. The increase in revenues was partially offset by volume-related increases in direct operating expenses of $0.4 million and increases in SG&A expenses of $1.9 million, primarily due to the addition of sales force personnel.

Net income for CMI increased $0.2 million to $3.1 million. The increase was principally due to the factors affecting income from operations, partially offset by increased intercompany interest expense and foreign exchange transaction losses.

Corporate

For the six months ended September 30, 2005 the Corporate loss from operations and net loss decreased $0.8 million and $1.2 million, respectively, from the same period in the prior fiscal year. Cost controls had positive effects on direct operating expenses resulting in a reduction of $0.1 million. SG&A expenses decreased in the current fiscal year, primarily the result of a decline in legal fees partially offset by an increase in new business development expense associated with the addition of personnel.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues from continuing operations for the first half of fiscal year 2006 were $194.6 million, which included $34.9 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies were stronger against the United States dollar during the first half of fiscal year 2006 as compared with the same period in the prior fiscal year, resulting in a benefit to our consolidated revenues. While revenue growth in local currency was 7.7% versus the comparable period in the prior fiscal year, revenues of our foreign operations grew by 12.0% when taking into account the effect of changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both U.S. dollars and Japanese yen. See “Other Sources of Liquidity” for further details. Our normal liquidity requirements continue to be for working capital, capital expenditures and the repayment of debt obligations. Additional requirements may include dividend payments and repurchases of our common stock. We expect to continue to invest in our Catalina Marketing Network® and other support technology, new business development, sales and marketing, employee development and retention, and enhanced systems of reporting and controls.

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

Cash Flow Analysis

Net cash provided by operating activities was $31.8 million for the six months ended September 30, 2005, compared with $42.5 million for the six months ended September 30, 2004. Cash flow provided by operating activities was lower in the first half of fiscal year 2006 as compared with the first half of fiscal year 2005 primarily due to the timing of our tax payments as well as lower net income in fiscal year 2006, after adjustments for non-cash items.

Net cash used in investing activities increased by $26.0 million to $28.1 million for the six months ended September 30, 2005 compared with $2.1 million for the six months ended September 30, 2004. The increase was attributable to an increase in capital expenditures of $18.4 million, as well as the purchase of the remaining common stock of CHR in fiscal year 2006 for $3.5 million. In the prior fiscal year period, the Company received proceeds of $5.0 million from the sale of DMS, which further contributed to the current fiscal year change.

Net cash used in financing activities was $95.4 million for the six months ended September 30, 2005 compared with $15.6 million used in financing activities during the six months ended September 30, 2004. The repurchase of common stock of $70.1 million and the repayment of the revolving credit facility of $30.0 million were the primary uses of cash in financing activities for the six months ended September 30, 2005. During the six months ended September 30, 2004, the Company paid dividends of $15.6 million. In the current fiscal year, the Company declared dividends totaling approximately $14.5 million which were paid on October 3, 2005.

Overall, cash and cash equivalents decreased by $93.5 million to $22.7 million for the six months ended September 30, 2005.

Other Sources of Liquidity

In addition to our cash flows generated from operations, the Company’s access to its revolving credit facility provides an additional source of liquidity. For a discussion of our credit facility, see Note 8 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The Company had borrowings of $34.6 million as of September 30, 2005 under its revolving credit facility, including $31.6 borrowed by its Japanese subsidiary with an interest rate of 0.70% and $3.0 million borrowed in the United States with an interest rate of 6.75%.

Capital Requirements

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, included the following table, which presents the summary of our contractual cash obligations and commitments as of March 31, 2005. Refer to the Form 10-K for a description of each obligation:

		Payments Due by Period
	Total	Before March 31, 2006	Between April 1, 2006 and March 31, 2008	Between April 1, 2008 and March 31, 2010	After March 31, 2010
Long-term debt	$65,831	$30,633	$538	$34,660	—
Postretirement medical benefit costs	1,304	86	209	265	744
Operating leases	14,123	4,151	6,006	3,680	286
CHR tender offer	3,497	3,497	—	—	—
Purchase obligations for in-store equipment and paper	12,079	6,500	5,579	—	—

Total	$96,834	$44,867	$12,332	$38,605	$1,030

The following table presents our contractual obligations as of September 30, 2005, and reflects additional short-term borrowings, principal payments on the revolving credit facility, revised amounts due for operating leases and purchase obligations associated with the purchases of color printers under the Epson Agreement as more fully discussed in the Capital Expenditures section below:

		Payments Due by Period
	Total	Between October 1, 2005 and March 31, 2006	Between April 1, 2006 and March 31, 2008	Between April 1, 2008 and March 31, 2010	After March 31, 2010
Long-term debt	$36,189	$352	$845	$34,992	—
Postretirement medical benefit costs	1,304	86	209	265	744
Operating leases	12,919	1,965	6,312	4,204	438
Dividends payable	14,478	14,478	—	—	—
Purchase obligations for in-store equipment and paper	91,525	2,796	62,279	26,450	—

Total	$156,415	$19,677	$69,645	$65,911	$1,182

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $13,000 per store. Capital expenditures were higher for the six months ended September 30, 2005 as compared with the six months ended September 30, 2004 primarily due to increased purchases of store equipment for replacements and new store installations.

The Company currently expects to spend approximately $50 million for capital expenditures in fiscal year 2006. The amount of such capital expenditures could vary significantly depending upon the timing of execution of certain Company initiatives. The increase in capital expenditures expected for fiscal year 2006 is primarily due to increased purchases for store equipment, including approximately $26 million attributable to the expected installation of the Catalina Marketing Network® in Walgreens.

In addition, the Company expects to increase spending for store equipment and software development related to our initiative to enhance our network’s interface with consumers, which is expected to include enhanced print quality with full graphic and color capabilities. We are currently working on a project to deploy color printers to replace certain existing printers and expect the implementation of this project to begin in fiscal year 2007 and extend into future periods. The total expected capital requirement for this initiative is anticipated to be in excess of $88 million, and is the reason for the increase in our commitment to purchase store equipment noted in the updated contractual obligations table. The Company expects that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these capital investments. The color printer project is in the early stages of development and there can be no certainty that the timing of the capital requirements will proceed as expected.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between the Company and the joint venture partners in the Company’s Japanese coupon operations (the “Restructuring Agreement”), the Company has a contingent obligation to pay these joint venture partners a final deferred earnout payment based on the future operating results of the Catalina Marketing Japan coupon business. The Restructuring Agreement stipulates a potential earnout payment based on a predetermined formula calculated using financial results during a consecutive four quarter period ending between June 30, 2006 and June 30, 2007. The determination of the applicable four quarter period is contingent upon the Company’s Japan Coupon business achieving financial results on certain financial measurements as specified in the Restructuring Agreement. Based on the Company’s current estimates, we do not expect the earnout payment to be material to the Company, however, due to the fact that the earnout payment is measured based on the actual future financial results of the Company’s Japan coupon business, a change in the results of operations or financial condition of the Company’s Japan coupon business could cause the earnout payment to vary significantly.

Critical Accounting Estimates

Please refer to the discussion of the Company’s Critical Accounting Estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Since the date of that Form10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Forward Looking Statements

Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “goal,” “designed to,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risk factors should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I—”Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our principal market risks are interest rates on our revolving credit facility and foreign exchange rates in the Company’s international operations.

Interest Rates

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the three and six month periods ended September 30, 2005 and September 30, 2004.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a loss of $0.9 million for the six months ended September 30, 2005, compared with a $0.1 million gain for the six months ended September 30, 2004. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the six months ended September 30, 2005 and 2004, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either six month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

For information regarding the Company’s purchase of its equity securities during the three and six months ended September 30, 2005, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of shareholders on August 9, 2005.

(b) The following directors were elected at the annual meeting:

Frederick W. Beinecke

L. Dick Buell

Evelyn V. Follit

Robert G. Tobin

(c) Shareholders voted at the annual meeting, either in person or by proxy, on three proposals presented in the Company’s definitive proxy statement. The results of the votes follow:

Proposal One: Election of three Class II and one Class III directors -

Nominee	Class	Votes For	Votes Withheld
Frederick W. Beinecke	II	39,194,157	7,413,786
L. Dick Buell	II	46,491,054	116,889
Evelyn V. Follit	II	41,648,464	4,959,479
Robert G. Tobin	III	46,493,823	114,120

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Eugene P. Beard, Edward S. Dunn, and Peter T. Tattle

Proposal Two: Approve an amendment to the Company’s 2002 Director Stock Grant Plan -

For	Against	Abstain	Broker Non-votes
33,212,171	7,843,966	37,522	5,514,284

Proposal Three: Ratify and approve PricewaterhouseCoopers as the Company’s independent registered certified public accounting firm for fiscal year 2006 -

For	Against	Abstain	Broker Non-votes
46,541,871	47,142	18,930	—

Item 6. Exhibits

See Exhibit index on page 28 of this quarterly report on Form 10-Q.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

November 9, 2005	CATALINA MARKETING CORPORATION
(Registrant)

/s/ Rick P. Frier
Rick P. Frier
Executive Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial and accounting officer)

Exhibit No.	Description of Exhibit
10.1

Agreement for System Supply and Services dated August 29, 2005 by and between Catalina Marketing Corporation and Epson America, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

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