Form 10-Q
period 2005-12-31
CATALINA MARKETING CORP/DE
filed 2006-02-07
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At January 31, 2006, the Registrant had outstanding 47,857,348 shares of Common Stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2005 and 2004	3

		Unaudited Condensed Consolidated Balance Sheets at December 31, 2005 and March 31, 2005	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended December 31, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	26

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 6.	Exhibits	26

Signatures			27

Exhibit Index			28

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I. Financial Information

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues	$97,223	$100,319	$291,833	$298,093

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	33,643	26,200	96,646	92,003
Selling, general and administrative	31,853	31,365	91,276	88,705
Depreciation and amortization	8,453	10,202	26,680	32,360

Total costs and expenses	73,949	67,767	214,602	213,068

Income from operations	23,274	32,552	77,231	85,025

Interest expense	(316)	(386)	(655)	(1,123)
Other income (expense) net	(67)	641	204	1,111

Income from continuing operations before income taxes	22,891	32,807	76,780	85,013

Provision for income taxes	8,698	12,404	29,176	32,394

Income from continuing operations	14,193	20,403	47,604	52,619

Loss from discontinued operations	—	(1,432)	—	(2,443)

Net income	$14,193	$18,971	$47,604	$50,176

Earnings per share – basic:
Income per common share from continuing operations	$0.30	$0.39	$0.97	$1.01
Loss per common share from discontinued operations	—	(0.03)	—	(0.05)

Net income per common share	$0.30	$0.36	$0.97	$0.96

Weighted average common shares outstanding	48,021	52,300	49,088	52,266

Earnings per share – diluted:
Income per common share from continuing operations	$0.29	$0.39	$0.96	$1.01
Loss per common share from discontinued operations	—	(0.03)	—	(0.05)

Net income per common share	$0.29	$0.36	$0.96	$0.96

Weighted average common shares outstanding	48,428	52,720	49,419	52,334

Cash dividends paid per common share	$0.30	$—	$0.30	$0.30

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	March 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$32,556	$116,191
Accounts receivable, net	60,009	58,708
Inventory	4,344	4,703
Deferred tax asset	6,307	6,108
Prepaid expenses and other current assets	10,910	9,558

Total current assets	114,126	195,268
Property and equipment:
Property and equipment	358,521	353,927
Less - accumulated depreciation and amortization	(242,890)	(250,591)

Property and equipment, net	115,631	103,336

Patents, net	10,339	11,681
Goodwill	83,992	80,495
Other assets	1,799	1,958

Total assets	$325,887	$392,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,164	$21,032
Income taxes payable	4,396	6,810
Accrued expenses	46,306	62,137
Deferred revenue	36,759	28,457
Current portion of long-term debt	93	30,299

Total current liabilities	111,718	148,735

Long-term deferred tax liability	6,039	9,738
Long-term debt	47,908	34,324
Other long-term liabilities	3,671	3,567

Total liabilities	$169,336	$196,364
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 47,835,975 and 50,760,666 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	478	508
Additional paid-in capital	103	—
Accumulated other comprehensive income / (loss)	(545)	251
Retained earnings	156,515	195,615

Total stockholders’ equity	156,551	196,374

Total liabilities and stockholders’ equity	$325,887	$392,738

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2005		50,761	$508	$—	$251	$195,615	$196,374
Issuance of common stock		114	1	2,254	—	—	2,255
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	335	—	—	335
Repurchase, retirement and cancellation of common stock		(3,056)	(31)	(2,921)	—	(72,226)	(75,178)
Deferred compensation plan common stock units and Directors’ common stock grants		17	—	408	—	—	408
Dividends on common stock		—	—	27	—	(14,478)	(14,451)
Net income	$47,604	—	—	—	—	47,604	47,604
Foreign currency translation adjustment	(796)	—	—	—	(796)	—	(796)

Comprehensive income	$46,808

BALANCE AT DECEMBER 31, 2005		47,836	$478	$103	$(545)	$156,515	$156,551

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$47,604	$50,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,680	33,598
Provision for doubtful accounts	73	49
Amortization of deferred financing fees	106	234
Impairment charges	—	4,907
Gain on sale of businesses, net of losses	—	(1,559)
Deferred income taxes	(3,973)	6,134
Loss on disposals of equipment	1,072	1,793
Other non-cash operating activities	881	851
Changes in operating assets and liabilities:
Accounts receivable	(3,493)	(2,416)
Inventory, prepaid expenses and other assets	(1,448)	2,310
Accounts payable	3,515	(3,117)
Taxes payable	(2,351)	1,626
Accrued expenses	(15,905)	(16,971)
Deferred revenue	9,264	(5,854)

Net cash provided by operating activities	62,025	71,761

Cash Flows from Investing Activities:
Capital expenditures	(39,496)	(12,933)
Purchase of remaining common stock of CHR	(3,497)	—
Payment for minority interest - VIE	—	(914)
Proceeds from sale of DMS	—	5,350

Net cash used in investing activities	(42,993)	(8,497)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	17,000	30,000
Principal payments on revolving credit facility	(30,000)	(29,565)
Proceeds from Japan borrowings	—	33,831
Principal payments on Japan borrowings	(245)	(36,882)
Repurchase of Company common stock	(75,178)	—
Proceeds from issuance of common and subsidiary stock	2,255	2,556
Cash dividends paid	(14,451)	(15,653)
Financing fees paid	—	(714)

Net cash used in financing activities	(100,619)	(16,427)

Effect of exchange rate changes on cash and cash equivalents	(2,048)	(104)

Net change in cash and cash equivalents	(83,635)	46,733
Cash and cash equivalents at end of prior period	116,191	72,704

Cash and cash equivalents at end of current period	$32,556	$119,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed for consumer packaged goods (“CPG”) manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a communication to print, manufacturers and retailers can deliver customized incentives and messages to only the consumers they wish to reach. We track actual purchase behavior and use Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

We are organized and managed by segments which include the following operations: Catalina Marketing Services, Catalina Health Resource and Catalina Marketing International which we refer to herein as CMS, CHR, and CMI, respectively.

CMS serves the needs of domestic retailers and consumer product manufacturers, primarily within the consumer packaged goods industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point of sale. The primary service line of CMS is the in-store delivery of incentives and communications at the checkout lane of a retailer of consumer packaged goods. CMS links its proprietary software, computers, central databases and printers with a retailer’s point-of-sale controllers and scanners. The network prints customized promotions and communications at the point of sale based on Universal Product Codes or other scanned information. The printed promotions and communications are handed to consumers by the cashier at the end of the shopping transaction.

CHR services allow pharmaceutical and CPG manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of our clients. These communication services include messages and educational information to healthcare patients at the pharmacy level throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to consumers based on a variety or combination of factors including transactional data, primarily the National Drug Codes found on all prescription drugs, demographic data such as age and gender information and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

CMI provides services to clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany, and Japan. The Catalina Marketing Network® operates internationally in a manner similar to the domestic CMS business in offering a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers.

In November 2003, we announced our intent to divest our outdoor billboard business in Japan, Direct Marketing Services and Catalina Marketing Research Solutions which we refer to herein as Japan Billboard, DMS, and CMRS, respectively. These entities were deemed not to be strategically aligned with our current core businesses. Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. These three business units were sold during fiscal year 2005. Their results of operations are shown as discontinued operations in the accompanying unaudited condensed consolidated statements of income. For further information regarding discontinued operations, see Note 11.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Basis of Presentation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows, and the changes in stockholders’ equity have been included in these unaudited condensed consolidated financial.

Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending March 31, 2006.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The accounts of our foreign subsidiaries are included on a three month lag (i.e., as of, and for the three and nine month periods ended September 30, 2005 and September 30, 2004), to facilitate the timing of our closing process.

Note 2. Stock Based Compensation

We account for option, stock grant and stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by us in future fiscal years or of the value of all options currently outstanding. We calculated pro forma compensation expense using the Black-Scholes option-pricing model.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$14,193	$18,971	$47,604	$50,176
Add stock-based employee compensation expense included in reported net income, net of tax	85	54	214	184
Add (deduct) total stock based employee compensation income (expense) determined under fair value based method for all awards net of tax (1)	(4,674)	1,574	(6,208)	(6,945)

Pro forma net income	$9,604	$20,599	$41,610	$43,415

Basic earnings per common share:
As reported	$0.30	$0.36	$0.97	$0.96
Pro forma	$0.20	$0.39	$0.85	$0.83
Diluted earnings per common share:
As reported	$0.29	$0.36	$0.96	$0.96
Pro forma	$0.20	$0.39	$0.85	$0.83
(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	$104	$26	$221	$26

The pro forma compensation expense for the nine months ended December 31, 2005 and 2004 included a reversal of previously reported pro forma compensation expense of $6.5 million and $6.5 million, respectively, net of tax benefits of $2.3 million and $1.5 million, respectively, related to forfeited options.

Note 3. Postretirement Benefits

In fiscal year 2002, we implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and we do not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from our assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the nine months ended December 31, 2005 and 2004 were not material. Our funding of the cost of healthcare benefits is at the discretion of management. Our net periodic expense is comprised solely of interest cost and was $35,000 and $104,000 for the three and nine months ended December 31, 2005, respectively and $31,000 and $93,000 for the three and nine months ended December 31, 2004, respectively.

SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132(R)”) also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132(R) as they related to the our postretirement healthcare plan were provided in Note 17 to our Consolidated Financial Statements as filed in our Annual Report on Form 10-K for fiscal year ended March 31, 2005.

Note 4. Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”). In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement that may not include specific transition provisions.

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

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial position or results of operations.

Note 5. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (EPS) to the denominator of diluted EPS (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	48,021	52,300	49,088	52,266
Dilutive effect of options outstanding	407	420	331	68

Diluted weighted average common shares outstanding	48,428	52,720	49,419	52,334

The following table presents the number of options excluded from the calculation of diluted weighted average common shares outstanding, due to their anti-dilutive impact on earnings per share, and the related exercise price ranges for those options for each of the periods presented:

Period Presented	Number of Excluded Options	Price Range
Three months ended December 31, 2005	4,432,970	$26.31-$36.82
Three months ended December 31, 2004	5,029,842	$26.31-$36.82
Nine months ended December 31, 2005	4,432,970	$26.31-$36.82
Nine months ended December 31, 2004	5,029,842	$26.31-$36.82

Note 6. Comprehensive Income (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$14,193	$18,971	$47,604	$50,176
Other comprehensive income:
Currency translation adjustment	309	1,030	(796)	17

Comprehensive Income	$14,502	$20,001	$46,808	$50,193

Note 7. Segment Information

We are organized and managed by segments, as described in following table:

Segment	Business Activity
CMS	Provides point-of-sale, printed incentives or communications to consumers for CPG manufacturers and retailers.

CHR	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.

CMI	Provides services similar to CMS in the United Kingdom, France, Italy, Belgium, the Netherlands, Germany, and Japan.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services, and store systems support.

Discontinued operations	Includes Japan Billboard, DMS, and CMRS.

Financial information for each of our reportable segments is presented in the following tables (in thousands).

	Revenues from External Customers		Intersegment Revenues		Revenues from External Customers		Intersegment Revenues
	Three Months Ended December 31,				Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Segments:
CMS	$57,972	$65,499	$—	$—	$176,279	$194,967	$—	$4
CHR	21,090	19,797	—	—	62,500	56,843	—	—
CMI	18,161	15,004	—	—	53,045	46,142	—	—

	97,223	100,300	—	—	291,824	297,952	—	4
Reconciliation of segments to consolidated amount
Corporate	—	19	891	832	9	141	2,624	2,535
Eliminations	—	—	(891)	(832)	—	—	(2,624)	(2,539)

	$97,223	$100,319	$—	$—	$291,833	$298,093	$—	$—

	Net Income (Loss)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Segments:
CMS	$14,248	$18,190	$45,090	$53,219
CHR	3,126	3,707	10,894	7,555
CMI	1,892	1,610	5,008	4,484
Corporate	(5,073)	(3,104)	(13,388)	(12,639)

Income from continuing operations	14,193	20,403	47,604	52,619
Discontinued operations	—	(1,432)	—	(2,443)

	$14,193	$18,971	$47,604	$50,176

	Total Assets
	December 31, 2005	March 31, 2005
Segments:
CMS	$1,358,744	$1,243,719
CHR	52,331	55,651
CMI	114,926	116,483
Reconciliation of segments to consolidated amount:
Eliminations	(1,460,530)	(1,351,484)
Corporate	260,263	327,965

Total assets – continuing operations	325,734	392,334
Total assets – discontinued operations	153	404

	$325,887	$392,738

Note 8. Goodwill and Impairment Charges

Goodwill increased during the nine months ended December 31, 2005 as a result of the completion of the tender offer to purchase the shares of CHR not previously held by us. On September 15, 2004, we notified holders of common stock and options to purchase common stock of CHR that it was tendering an offer to purchase the shares of CHR not held by us. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by us were tendered by March 31, 2005. We paid $3.5 million on April 8, 2005 for 279,786 shares tendered by CHR shareholders. The entire purchase price paid for these shares was assigned to goodwill in accordance with the purchase method of accounting as described in SFAS No. 141, “Business Combinations.”

Changes in the carrying amount of goodwill through December 31, 2005 were as follows (in thousands):

	CMS	CHR	CMI	Consolidated
Balance as of March 31, 2005	$20,210	$36,131	$24,154	$80,495
Goodwill acquired	—	3,497	—	3,497

Balance as of December 31, 2005	$20,210	$39,628	$24,154	$83,992

The loss from discontinued operations reflected in the accompanying unaudited condensed consolidated statement of income for the nine months ended December 31, 2004 includes an impairment charge of $1.6 million related to DMS. This goodwill was impaired during fiscal year 2005 due to a decline in DMS’ forecasted cash flows.

Note 9. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	December 31, 2005	March 31, 2005
Purchased Patents	$23,590	$23,590
Accumulated amortization	(13,251)	(11,909)

Patents, net	$10,339	$11,681

Estimated future amortization of patents is as follows as of December 31, 2005 (in thousands):

Fiscal Year	Estimated Amortization
2006 - remainder of current fiscal year	$433
2007	1,656
2008	1,641
2009	1,639
2010	1,629
2011	1,547

We recognized amortization expense of $0.4 million and $1.3 million for the three months ended December 31, 2005 and 2004, respectively and $0.5 million and $1.4 million for the nine months ended December 31, 2005 and December 31, 2004, respectively, which is included in the unaudited condensed consolidated statements of income within Depreciation and Amortization.

Note 10. Long-Term Debt

In April 2005, we repaid $30.0 million of our current portion of long-term debt that was outstanding under our revolving credit facility at March 31, 2005. Our long-term debt of $47.9 million as of December 31, 2005 represents $30.9 million borrowed under our credit facility by our Japanese subsidiary as well as an additional $17.0 million borrowed in the United States under our domestic revolving credit facility during the current fiscal year.

Note 11. Discontinued Operations

In November 2003, we announced our intent to divest Japan Billboard, DMS and CMRS, which were deemed not to be strategically aligned with our current core businesses. These businesses were sold during fiscal year 2005. As such, their results of operations are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

There were no operating results from discontinued operations for the nine months ended December 31, 2005. The following tables reflect certain information for discontinued operations for the three and nine months ended December 31, 2004 (in thousands, except per share amounts):

	Three Months Ended December 31, 2004
	Japan Billboard	DMS	CMRS	Total
Revenues	—	$283	$1,653	$1,936
Net loss	(138)	(440)	(854)	(1,432)
Net loss per share	—	$(0.01)	$(0.02)	$(0.03)

	Nine months Ended December 31, 2004
	Japan Billboard	DMS	CMRS	Total
Revenues	$6,653	$10,313	$4,381	$21,347
Net income / (loss)	(729)	1,694	(3,408)	(2,443)
Net income / (loss) per share	$(0.01)	$0.03	$(0.07)	$(0.05)

Note 12. Repurchases of Company Common Stock

During the three and nine months ended December 31, 2005, we repurchased approximately 0.2 million and 3.1 million shares of our common stock for approximately $5.1 million and $75.2 million, respectively. The following table sets forth information relating to the repurchases for each month of the nine months in fiscal year 2006:

Period (Month of)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Fiscal 2006
April 2005	—	NA	—	$55,825
May 2005	262,000	$24.09	262,000	$49,514
June 2005	1,431,300	$24.82	1,431,300	$13,992
July 2005	193,600	$25.30	193,600	$9,094
August 2005	560,700	$24.10	560,700	$95,582
September 2005	417,600	$23.63	417,600	$85,713
October 2005	—	NA	—	$85,713
November 2005	105,700	$26.63	105,700	$82,898
December 2005	86,700	$25.96	86,700	$80,647

(1)	On August 9, 2005, our board of directors authorized $100 million of funds to be available for the repurchase of our common stock. This authorization replenished the $100 million our board of directors authorized in September 2004. We intend to use cash flows from operations and funds available under our revolving credit facility to finance the remaining authorized repurchases of our common stock. Factors governing the future repurchase of our common stock include consideration of the market price of our common stock at the time of the contemplated repurchase.

Note 13. Cash Dividend

On August 9, 2005, our board of directors declared a cash dividend to common stockholders of $0.30 per share. The dividend was paid on October 3, 2005 to stockholders of record as of September 19, 2005 and was approximately $14.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

In general, we expect our revenues to be higher during periods of increased promotional activity by manufacturers. As a result, the pattern of promotion distribution can be irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions, and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. These factors, as well as the overall growth in the number of contracts we have with retailer and manufacturer clients, the timing of changes in the installed store base, and access to revenue producing transactions, may impact our revenues and profits in any particular period.

We faced challenges in our CMS business during the three months ended December 31, 2005 due to a general reduction in spending by certain of our CPG clients. The decline was attributable, in part, to sustained increases in oil and commodity prices, which resulted in certain CPG clients initiating cost controls that included a reduction in their spending for our services. Additionally, certain of our CPG clients discontinued specific product lines for which they had previously used our promotional services. Despite this downward pressure on revenues, we had strong annual manufacturer and retailer contract renewals in the current quarter. We expect that these renewals will result in more normal levels of promotional spending with us by our CPG clients beginning in our fourth quarter of fiscal 2006.

During the third quarter we remained focused on several long-term growth initiatives. We have continued to make investments in future growth through the addition of personnel focused on new business development and additions to our sales force, primarily at CMS and France. We also plan to invest significantly in the next generation of printers, which will provide us the ability to provide full color, full graphic communications at the point-of-sale for our U.S. retail grocery channel. Additionally, we are pursuing opportunities to expand our CMS business into other channels, principally drug-store and mass market retail chains. Capital expenditures have increased in the current fiscal year as we have begun installations related to channel expansion and made initial expenditures related to the color printer initiative. Accordingly, we anticipate that depreciation and amortization expense will begin to increase in fiscal 2007 due to these and additional future capital expenditures, which, in total, are expected to be at least $100 million. We also expect that the timing of the expenses related to the color printer and distribution channel expansion initiatives will precede the related anticipated revenue growth, which will impact operating income during fiscal 2007.

Results of Operations

Three Months Ended December 31, 2005 Compared with the Three Months Ended December 31, 2004

The following tables include the revenues and income (loss) from operations for each of the Company’s significant reportable segments included in continuing operations for the three months ended December 31, 2005 compared with the three months ended December 31, 2004. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. The accounts of our foreign subsidiaries are included for the three months ended September 30, which is the end of their third fiscal quarter.

	Three Months Ended
	December 31, 2005	December 31, 2004	Dollar Change	Percentage Change
Revenues
CMS	$57,972	$65,499	$(7,527)	(11.5)%
CHR	21,090	19,797	1,293	6.5
CMI	18,161	15,004	3,157	21.0
Corporate	891	851	40	4.7
Eliminations	(891)	(832)	(59)	(7.1)

Total Revenues	$97,223	$100,319	$(3,096)	(3.1)%

	Three Months Ended
	December 31, 2005	December 31, 2004	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$23,947	$30,573	$(6,626)	(21.7)%
CHR	5,253	6,231	(978)	(15.7)
CMI	4,467	3,557	910	25.6
Corporate	(10,393)	(7,809)	(2,584)	(33.1)

Total Income from Operations	$23,274	$32,552	$(9,278)	(28.5)%

	Three Months Ended
	December 31, 2005	December 31, 2004	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$14,248	$18,190	$(3,942)	(21.7)%
CHR	3,126	3,707	(581)	(15.7)
CMI	1,892	1,610	282	17.5
Corporate	(5,073)	(3,104)	(1,969)	(63.4)

Net Income from Continuing Operations	14,193	20,403	(6,210)	(30.4)
Discontinued Operations	—	(1,432)	1,432	100.0

Net Income	$14,193	$18,971	$(4,778)	(25.2)%

Consolidated Results of Operations

For the third quarter of fiscal 2006, the Company’s revenues decreased $3.1 million compared with the same period in the prior fiscal year to $97.2 million. Both CHR and CMI had revenue growth over the comparable period in the prior fiscal year, but their results were offset by a $7.5 million decline in CMS revenues, primarily resulting from lower volume of promotions printed.

Direct operating expenses increased by approximately $7.4 million to $33.6 million. The increase was due primarily to the reversal into income of a $4.4 million state tax accrual in the third quarter of fiscal 2005, due to a favorable ruling by the state taxing authorities, and increased retailer fees at CHR and CMS of $1.1 million and $0.7 million, respectively. The increase in CHR retailer fees was the result of an increase in the volume of newsletters printed, while the increase in retailer fees at CMS was the result of the renegotiation of certain retailer contracts. Additionally, commission expense at CHR increased by $0.7 million due to increased sales performance during the current year.

Selling, general and administrative (“SG&A”) expenses increased $0.5 million in the third quarter of fiscal 2006 as compared with the same period in the prior fiscal year. This was primarily driven by a $1.8 million increase in sales force expense, primarily at CMS and France, and a $0.7 million increase in expenses associated with new business development initiatives. These increases were partially offset by declines in executive incentive compensation and legal expenses.

Depreciation and amortization expense decreased $1.7 million in the third quarter of fiscal year 2006 as compared with the third quarter of fiscal year 2005, primarily due to a decline in capital spending in our CMS segment over the previous two fiscal years and to current equipment at CHR, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement. Although we have entered into a period of increased capital expenditures related to the installation of the Catalina Marketing Network® in Walgreen Co. (“Walgreens”) and K-Mart Corporation (“K-Mart”), as well as for the investment in the color printer initiative, we expect that depreciation expense will continue to be lower in fiscal 2006 than the prior fiscal year due to the timing of installations.

Income from operations for the third quarter of fiscal year 2006 of $23.3 million decreased 28.5% compared with the third quarter of fiscal 2005, primarily due to the decrease in revenue and increase in direct operating expenses.

Other income decreased from $0.6 million for the three months ended December 31, 2004 to an expense of $0.1 million for the three months ended December 31, 2005. The decrease was primarily attributable to declines in interest and investment income, which are due to lower cash balances and changes in the market value of investments for our deferred compensation plan, respectively.

The consolidated effective tax rate was 38.0% for the three months ended December 31, 2005, and was relatively unchanged from the prior year rate of 37.8%.

Catalina Marketing Services

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total incentives or communications delivered multiplied by a per-print fee. The delivery of incentives or communications is based upon particular triggering transactions that occur at the point of sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the store installation base and the number of transactions accessed by the Catalina Marketing Network®, the number of promotions and communications printed, and the ability to attract and retain CPG manufacturers to use the targeted communication capabilities offered by the network.

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average number of shoppers reached, and the number of manufacturer promotions printed as of and for the three months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Retailer stores installed	17,788	17,712
Average weekly shoppers reached (in millions)	220.9	220.7
Number of promotions printed (in millions)	711.8	813.3

Although on a year-over-year basis the increase in the number of stores in which the Catalina Marketing Network® is installed was small, the installed store based increased by 1,095 stores since the end of the second quarter of fiscal 2006, primarily due to the continued installation of the Catalina Marketing Network® in Walgreens and K-Mart.

Revenues at CMS declined by $7.5 million, or 11.5%, in the third quarter of fiscal year 2006 as compared with the same period in the prior fiscal year, due to a decline in revenue from CPG manufacturer clients. The decrease was attributable primarily to a 15.1% decrease in the volume of promotions printed, principally due to a general reduction in spending by our CPG clients, as well as the discontinuance of specific product lines by certain of our CPG clients. The reduction in the volume of printed promotions was partially offset by a 2.3% increase in the average price per promotion printed, a function of a favorable shift in mix to higher-priced services.

Direct operating expenses declined by $0.3 million primarily due to a $1.2 million decline in paper expense, which was principally attributable to a one-time adjustment to paper expense in the prior year. Partially offsetting this decrease, retailer fees increased in the current year, a result of changes in certain retailer contracts. The majority of these contracts were renegotiated in fiscal year 2005 and resulted in increased retailer fees on a per print basis. Accordingly, the Company expects retailer fees in fiscal year 2006 to exceed the fiscal year 2005 fees.

SG&A expenses increased $1.1 million in the third quarter of fiscal 2006 as compared with the same period in the prior fiscal year. The increase was driven primarily by an increase in sales force expense due to an increase in the size of the sales force in the current year to support our channel expansion and color printing initiatives.

Depreciation and amortization expense declined by $1.8 million in the third quarter of fiscal 2006 as compared to fiscal 2005, primarily due to the reduction in capital spending over the previous two fiscal years.

Net income for CMS decreased by $3.9 million, or 21.7%, due to the factors affecting operating results described above.

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

Management analyzes the performance of CHR through a review of the pharmacy installation base and the average weekly prescription medication users reached. These metrics provide a framework for evaluating current performance, as well as acting as a measure of the reach of the network, which is important in attracting additional pharmaceutical and CPG manufacturers to utilize the services of CHR.

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the three months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Pharmacies installed	12,621	12,380
Average weekly prescription medication users reached (in millions)	22.2	21.3

Revenues for CHR increased by $1.3 million, or 6.5%, for the three months ended December 31, 2005, compared with the three months ended December 31, 2004. The increase was attributable to a 25.3% increase in the number of revenue-producing newsletters, which was primarily attributable to certain client programs that triggered a high volume of revenue-producing newsletters during the current quarter. These programs, which generated lower revenue per newsletter, contributed to an overall shift in program mix and a corresponding 14.4% decline in the average price per revenue-producing newsletter. Because the increase in revenue producing newsletters in the current year was the result of a limited number of client programs, this increase is not indicative of expected future growth rates in the volume of revenue producing newsletters.

Direct operating expenses increased $2.4 million for the three months ended December 31, 2005 as compared with the same period in the prior year. The increase was principally due to increased retailer fees and commission expense of $1.1 million and $0.7 million, respectively. The increase in retailer fees was primarily the result of an increase in the volume of newsletters printed, as well as a cumulative one-time favorable adjustment of approximately $0.7 million in the prior year quarter as a result of favorable retailer contract renegotiations. Commission expense increased due to increased sales performance during the current year.

Depreciation and amortization expense decreased by $0.3 million for the three months ended December 31, 2005 as compared with the same period in the prior year. The decrease is a result of current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

Net income for CHR decreased by $0.6 million, or 15.7%, due to the factors described above.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany, and Japan, in a similar manner to the services provided by the domestic CMS business.

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the three months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Retail stores installed	6,962	5,741
Average weekly shoppers reached (in millions)	83.6	62.6

The increase in the number of stores in which the Catalina Marketing Network® was installed was primarily driven by the installation of the network in a significant retailer in France and our expansion into Belgium and the Netherlands in the current year.

Revenues, as reported, for CMI increased by $3.2 million, or 21.0%, for the three months ended December 31, 2005, compared with the three months ended December 31, 2004. The increase was primarily attributable to growth in revenue from retailers and manufacturers of $2.4 million and $0.5 million, respectively. Retailer revenue was up primarily due to France, which increased due to the first full quarter results after completing the installation of the network in two significant retailers in the current year. Manufacturer revenue increased primarily due to growth in Italy and Japan.

Direct operating expense increased $1.0 million for the three months ended December 31, 2005 as compared with the same period in the prior year. The increase is primarily due to the growth of the business and the increased volume of promotions printed in the current year.

SG&A expenses increased $1.0 million for the three months ended December 31, 2005 as compared with the same period in the prior year. The increase is primarily due to the addition of sales force personnel employed to support business growth opportunities.

Net income, as reported, for CMI increased $0.3 million to $1.9 million for the three months ended December 31, 2005 as compared with the same period in the prior fiscal year. The increase was primarily due to the factors described above, partially offset by increased foreign exchange transaction losses and an increase in the effective tax rate.

Corporate

Expenses for our corporate group include costs for procurement, retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements” for the three and nine months ended December 31, 2005 and 2004. For purposes of segment reporting, these corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed incentives, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain the Company’s corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed incentives; and data communications costs are allocated based upon revenues. Of the total corporate group operating expenses, 65.3%, and 64.9% were allocated to the operating segments during the three months ended December 31, 2005 and 2004, respectively.

The Corporate loss from operations and net loss increased $2.6 million and $2.0 million, respectively, from the third quarter of fiscal year 2005. These increases were attributable primarily to increased direct costs of $4.4 million, which were partially offset by a $1.9 million decrease in SG&A expenses. The increase in direct costs was attributable to the reversal into income of a $4.4 million state tax accrual in the third quarter of fiscal 2005, due to a favorable ruling by the state taxing authorities, while the decrease in SG&A expense was attributable to lower incentive compensation and legal expenses in the current year.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues from continuing operations for the three months ended December 31, 2005 were $97.2 million, which included $18.2 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling, and Japanese yen. These currencies were relatively stable against the United States dollar during the third quarter of fiscal year 2006 when compared to the same period in the prior fiscal year, resulting in only a slight benefit to our consolidated revenues. Revenue growth in local currency was 20.8% versus the comparable quarter in the prior fiscal year, while revenues of our foreign operations grew by 21.0% when taking into account the effect of changes in foreign currency exchange rates.

Nine months Ended December 31, 2005 Compared with the Nine months Ended December 31, 2004

The following tables include the revenues and income (loss) from operations for each of the Company’s significant reportable segments included in continuing operations for the nine months ended December 31, 2005 compared with the nine months ended December 31, 2004. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS, and CMRS through the date each entity was divested. The accounts of our foreign subsidiaries are included for the nine months ended September 30, which is the end of the third quarter of their fiscal year.

	Nine Months Ended
	December 31, 2005	December 31, 2004	Dollar Change	Percentage Change
Revenues
CMS	$176,279	$194,971	$(18,692)	(9.6)%
CHR	62,500	56,843	5,657	10.0
CMI	53,045	46,142	6,903	15.0
Corporate	2,633	2,676	(43)	(1.6)
Eliminations	(2,624)	(2,539)	(85)	(3.3)

Total Revenues	$291,833	$298,093	$(6,260)	(2.1)%

	Nine Months Ended
	December 31, 2005	December 31, 2004	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$75,783	$89,560	$(13,777)	(15.4)%
CHR	18,309	12,702	5,607	44.1
CMI	12,917	10,750	2,167	20.2
Corporate	(29,778)	(27,987)	(1,791)	(6.4)

Total Income from Operations	$77,231	$85,025	$(7,794)	(9.2)%

	Nine Months Ended
	December 31, 2005	December 31, 2004	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$45,090	$53,219	$(8,129)	(15.3)%
CHR	10,894	7,555	3,339	44.2
CMI	5,008	4,484	524	11.7
Corporate	(13,388)	(12,639)	(749)	(5.9)

Net Income from Continuing Operations	47,604	52,619	(5,015)	(9.5)
Discontinued Operations	—	(2,443)	2,443	100.0

Net Income	$47,604	$50,176	$(2,572)	(5.1)%

Consolidated Results of Operations

For the nine months ended December 31, 2005, the Company’s revenues decreased $6.3 million compared with the same period in the prior fiscal year. The decrease was attributable to an $18.7 million decline in CMS revenues, partially offset by revenue growth in CHR and CMI. The decline in CMS was due to declines in both manufacturer and retailer revenues.

Direct operating costs increased approximately $4.6 million to $96.6 million. This increase was due predominantly to the reversal into income of a $4.4 million state tax accrual in the third quarter of fiscal 2005, due to a favorable ruling by state taxing authorities.

SG&A expenses increased $2.6 million in the nine months ended December 31, 2005 compared with the same period in the prior fiscal year. This increase was primarily driven by increases in sales force and new business development expenses of $3.1 million and $1.8 million, respectively. These increases were partially offset by a decrease in legal expense of $1.5 million.

Depreciation and amortization expense decreased $5.7 million for the first nine months of fiscal year 2006 compared with the same period of fiscal year 2005, primarily due to a decline in capital spending in our CMS segment over the previous two fiscal years and to current equipment at CHR, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

Income from operations for the nine months ended December 31, 2005 decreased $7.8 million when compared with the same period in the prior fiscal year, primarily due to the decrease in revenue and increases in direct operating costs and SG&A expenses.

The consolidated effective tax rate was 38.0% for the nine months ended December 31, 2005, and was relatively unchanged from the prior fiscal year rate of 38.1%.

Catalina Marketing Services

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average number of shoppers reached, and the number of manufacturer promotions printed as of and for the nine months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Retailer stores installed	17,788	17,712
Average weekly shoppers reached (in millions)	221.4	218.8
Number of promotions printed (in millions)	2,168.7	2,403.5

Revenues at CMS declined by $18.7 million, or 9.6%, for the nine months ended December 31, 2005 as compared with the same period in the prior fiscal year. Revenue from manufacturer clients was the primary driver, decreasing by $15.3 million, or 8.5%. The decrease was attributable primarily to a 12.2% decrease in the volume of promotions printed, a result of a general reduction in spending by our CPG clients, as well as the discontinuance of specific product lines by certain of our CPG clients. The reduction in volume was partially offset by a 3.8% increase in the average price per promotion printed, a function of a favorable shift in mix to higher-priced services. Additionally, retailer revenues declined by $2.8 million, primarily due to transitional sales in the first quarter of fiscal year 2005 related to the loyalty card business, which was sold on March 31, 2004.

Direct operating expenses decreased by $1.4 million for the nine months ended December 31, 2005 as compared with the same period in the prior year. The decrease is primarily due to a decrease of $2.0 million in costs associated with the loyalty card business in the prior fiscal year and a decrease of $1.1 million in paper expense. Partially offsetting these decreases, retailer fees increased in the current year, as a result of the renegotiations of certain retailer contracts.

SG&A expenses increased $1.2 million for the nine months ended December 31, 2005 as compared with the same period in the prior year due primarily to increases in sales force expenses of $1.2 million, a result of our increased focus on new business development opportunities and channel expansion.

Depreciation and amortization expense declined by $4.7 million primarily due to the reduction in capital spending over the previous two years which resulted in lower depreciation and amortization expense as compared with the prior fiscal year.

Income from operations and net income for CMS decreased by $13.8 million, or 15.4%, and $8.1 million, or 15.3%, respectively, primarily due to the factors described above.

Catalina Health Resource

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the nine months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Pharmacies installed	12,621	12,380
Average weekly prescription medication users reached (in millions)	21.6	20.5

Revenues for CHR increased by $5.7 million, or 10.0%, for the nine months ended December 31, 2005, compared with the nine months ended December 31, 2004. The increase was attributable to a 24.2% increase in the number of revenue-producing newsletters, which was primarily attributable to certain client programs that triggered a high volume of revenue-producing newsletters during the current fiscal year. These programs, which generated lower revenue per newsletter, contributed to an overall shift in program mix that resulted in a 10.0% decline in the average price per revenue-producing newsletter.

Direct operating expenses increased by $0.7 million for the nine months ended December 31, 2005 as compared with the same period in the prior year. This increase was primarily due to sales commissions, a result of improved revenue performance in the current year.

SG&A expenses increased by $0.6 million for the nine months ended December 31, 2005 as compared with the same period in the prior year. This increase was primarily due to increases in marketing expense, a result of our focus on growing the CHR business and the PatientLinkTM brand.

Depreciation and amortization expense decreased by $1.2 million for the nine months ended December 31, 2005 as compared to the same period in the prior year, a result of current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

For the nine months ended December 31, 2005, net income for CHR increased by $3.3 million, or 44.2%, when compared with the same period in the prior fiscal year. The increase was due to those factors described above.

Catalina Marketing International

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the nine months ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Retail stores installed	6,962	5,741
Average weekly shoppers reached (in millions)	71.1	62.7

Revenues, as reported, for CMI increased by $6.9 million, or 15.0%, for the nine months ended December 31, 2005, compared with the nine months ended December 31, 2004. The increase was primarily attributable to increased manufacturer and retailer revenue of $2.2 million and $3.8 million, respectively. Manufacturer revenue increased principally due to growth in Italy and Japan. Retailer revenue was up primarily due to operations in France, the United Kingdom, and Italy. The increase in France was primarily due to the completion of the installation of the network in two significant retailers in the current year. The increases in the United Kingdom and Italy were due to a 24% and 35% increase, respectively, in the average number of stores in which the Catalina Marketing Network® was installed.

Direct operating expense increased $1.4 million for the nine months ended December 31, 2005 as compared with the same period in the prior year. The increase is primarily due to the growth of the business and the increased volume of promotions printed in the current year.

SG&A expenses increased $2.9 million for the nine months ended December 31, 2005 as compared with the same period in the prior year. The increase is primarily due to the addition of sales force personnel.

Net income, as reported, for CMI increased $0.5 million to $5.0 million. The increase was principally due to the factors described above, partially offset by increased foreign exchange transaction losses.

Corporate

For the nine months ended December 31, 2005 the Corporate loss from operations and net loss increased $1.8 million and $0.8 million, respectively, from the same period in the prior fiscal year. These increases are attributable primarily to increased direct costs of $4.3 million, which were partially offset by decreases in SG&A expense and depreciation and amortization expense of $2.1 million and $0.5 million, respectively. The increase in direct costs is attributable to the reversal into income of a $4.4 million state tax accrual in the third quarter of fiscal 2005. The decrease in SG&A expense is attributable to lower incentive compensation and legal expenses in the current year. The decrease in depreciation and amortization is due to the reduction in capital spending over the previous two years.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues from continuing operations for the first nine months of fiscal year 2006 were $291.8 million, which included $53.0 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies were stronger against the United States dollar during the first nine months of fiscal year 2006 as compared with the same period in the prior fiscal year, resulting in a benefit to our consolidated revenues. While revenue growth in local currency was 12.0% versus the comparable period in the prior fiscal year, revenues of our foreign operations grew by 15.0% when taking into account the effect of changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both United States dollars and Japanese yen. See “Other Sources of Liquidity” for further details. Our normal liquidity requirements continue to be for working capital, capital expenditures, and the repayment of debt obligations. Additional requirements may include dividend payments and repurchases of our common stock. We expect to continue to invest in our Catalina Marketing Network® and other support technology, new business development, sales and marketing, employee development and retention, and enhanced systems of reporting and controls.

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

Cash Flow Analysis

Net cash provided by operating activities was $62.0 million for the nine months ended December 31, 2005, compared with $71.8 million for the nine months ended December 31, 2004. Cash flow provided by operating activities was lower in the first three quarters of fiscal year 2006 as compared with the first three quarters of fiscal year 2005 primarily due to lower net income adjusted for non-cash items, offset by favorable changes in other working capital.

Net cash used in investing activities increased by $34.5 million to $43.0 million for the nine months ended December 31, 2005 compared with $8.5 million for the nine months ended December 31, 2004. The increase was attributable to an increase in capital expenditures of $26.6 million, as well as the purchase of the remaining common stock of CHR in fiscal 2006 for $3.5 million. In the prior fiscal year, we received proceeds of $5.4 million from the sale of DMS, which further contributed to the year-over-year change.

Net cash used in financing activities was $100.6 million for the nine months ended December 31, 2005 compared with $16.4 million used in financing activities during the nine months ended December 31, 2004. The repurchase of common stock of $75.2 million, dividend payments of $14.5 million and loan repayments net of borrowings of $13.0 million were the primary uses of cash in financing activities for the nine months ended December 31, 2005.

Overall, cash and cash equivalents decreased by $83.6 million for the nine months ended December 31, 2005 to $32.6 million.

Other Sources of Liquidity

In addition to our cash flows generated from operations, our access to a revolving credit facility provides an additional source of liquidity. For a discussion of our credit facility, see Note 8 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. We had borrowings of $48.0 million as of December 31, 2005, including $31.0 borrowed by our Japanese subsidiary with an interest rate of 0.7% and $17.0 million borrowed in the United States with an interest rate of 4.9%.

Capital Requirements

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 included a table, which presented the summary of our contractual cash obligations and commitments as of March 31, 2005. The following table presents our contractual obligations as of December 31, 2005, and reflects changes in borrowings, revised amounts due for operating leases and purchase obligations associated with the purchases of color printers:

	Payments Due by Period
	Total	Before March 31, 2006	Between April 1, 2006 March 31, 2008	Between April 1, 2008 March 31, 2010	After March 31, 2010
Long term Debt	$51,615	$301	$2,167	$49,147	$—
Postretirement medical benefit costs	1,304	86	209	265	744
Operating Leases.	12,767	888	6,622	4,634	623
Purchase obligations for in-store equipment and paper	91,423	3,173	61,800	26,450	—

Total	$157,109	$4,448	$70,798	$80,496	$1,367

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $19,000 per store, depending primarily on the number of lanes in each store. Capital expenditures were higher for the nine months ended December 31, 2005 as compared with the nine months ended December 31, 2004 primarily due to increased purchases of store equipment.

We currently expect to spend in excess of $60 million for capital expenditures in fiscal year 2006. The amount of such capital expenditures could vary depending upon the timing of execution of certain initiatives. The increase in capital expenditures expected for fiscal year 2006 is primarily due to increased purchases for store equipment, including approximately $26 million attributable to the installation of the Catalina Marketing Network® in Walgreens.

In addition, we expect to increase spending for store equipment and software development related to our initiative to enhance our network’s interface with consumers, which is expected to include enhanced print quality with full graphic and color capabilities. We are currently working on a project to deploy color printers to replace certain existing printers and expect the implementation of this project to begin in fiscal year 2007 and extend into future periods. The total expected capital requirement for this initiative is anticipated to be in excess of $100 million. We expect that our cash flow from operations combined with borrowings under our revolving credit facility will be sufficient to finance these capital investments.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and the joint venture partners in our Japanese operations (the “Restructuring Agreement”), we have a contingent obligation to pay these joint venture partners a final deferred earnout payment based on the future operating results of Japan. The Restructuring Agreement stipulates a potential earnout payment based on a predetermined formula calculated using financial results during a consecutive four quarter period ending between June 30, 2006 and June 30, 2007. The determination of the applicable four quarter period is contingent upon Japan achieving financial results on certain financial measurements as specified in the Restructuring Agreement. Based on our current estimates, we do not expect the earnout payment to be material, however, due to the fact that the earnout payment is measured based on the actual future financial results of Japan, a change in the results of operations or financial condition of Japan could cause the earnout payment to vary significantly.

Critical Accounting Estimates

Please refer to the discussion of our Critical Accounting Estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Since the date of that Form10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and Part I—“Special Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our principal market risks are interest rates on our revolving credit facility and foreign exchange rates in our international operations.

Interest Rates

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the three and nine month periods ended December 31, 2005 and December 31, 2004.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a loss of $1.1 million for the nine months ended December 31, 2005, compared with a $0.1 million gain for the nine months ended December 31, 2004. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the nine months ended December 31, 2005 and 2004, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either nine month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 4. Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no changes in our “internal control over financial reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

For information regarding our purchase of our equity securities during the three and nine months ended December 31, 2005, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See Exhibit index on page 28 of this quarterly report on Form 10-Q.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

February 7, 2006	CATALINA MARKETING CORPORATION
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