Form 10-K
period 2006-03-31
CATALINA MARKETING CORP/DE
filed 2006-05-26
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2005, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $22.74 as reported by the New York Stock Exchange, Inc.) was $1,019,421,443. The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of May 22, 2006, was 46,163,236.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for 2006 are incorporated by reference in Parts II and III of this report.

FORM 10-K

PART I

INTRODUCTORY NOTE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K references herein to “Catalina Marketing,” the “Company,” “we,” “us” or “our” refer to Catalina Marketing Corporation and its subsidiaries unless the context specifically states or implies otherwise. Words such as “today,” “current” or “currently,” or phrases such as “as of the date hereof” or “as of the date of this report,” refer to the date we are filing this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”).

Certain information included in this Annual Report on Form 10-K, including Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot provide assurance that any future results, performance or achievements will be achieved.

Factors that may cause such differences include, but are not limited to, the changing market for promotional activities, especially as it relates to policies and programs of consumer packaged goods (“CPG”) and pharmaceutical products manufacturers, marketers and retailers; general business and economic conditions; acquisitions and investments; risks associated with our growth and finances; government and regulatory policies affecting us and our clients; potential adverse federal, state or local legislation or regulation or adverse determinations subjecting us to additional taxes; the pricing and availability of alternative forms of advertising; our ability to execute on our various business plans and to test, expand and install our networks in new markets and retail channels; the pace of installation of our networks including as it relates to the installation of color printers and our other networks in existing and future retail channels, the acceptance by our manufacturer clients and retailers of color printers and related new and additional terms and conditions, the success of new services and businesses and the pace of their implementation, risks associated with reliance on the performance and financial condition of manufacturers, marketers and retailers; technological developments; changes in the competitive and regulatory environments in which we and our clients operate including, without limitation, shifts in consumer purchase patterns and habits such as the channels through which consumers purchase certain types of products; seasonal variations; actual promotional activities and programs with our clients; the success of new services and businesses and the pace of their implementation; our ability to maintain favorable client relationships; our ability to avoid or mitigate material adverse judgments against, or other adverse results affecting, us in the existing shareholder and derivative litigation described in Item 3 — “Legal Proceedings,” or any additional regulatory action, litigation or other proceeding that may be commenced; our ability to maintain effective disclosure controls and procedures and internal control structure; our ability to attract, motivate and/or retain key employees. For a further discussion of certain of these risks, uncertainties and other factors, see Item 1A — “Risk Factors.”

We undertake no obligation to make public indication of changes in, update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General

Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries, provide behavior-based communications, developed and distributed for CPG manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a communication to print, manufacturers and retailers can deliver customized communications and messages to only the consumers they wish to reach. We track actual purchase behavior and, primarily through the use of Universal Product Code-based scanner technology and National Drug Code information, target consumers at the retail checkout counter and prescription medication users at the pharmacy checkout counters to deliver customized communications to retail and pharmaceutical consumers.

We are organized and managed by segments, which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and Catalina Marketing International (“CMI”).

In the United States, as of March 31, 2006, the Catalina Marketing Network®, which supports CMS, was installed in over 21,000 retail stores, primarily supermarkets and retail drug stores, and reached approximately 223 million shoppers weekly. As of the same date, the Health Resource Network, which supports CHR, was installed in approximately 12,800 pharmacy outlets and reached more than 22 million prescription medication users weekly. CMI’s networks were installed in approximately 7,300 retail locations, primarily supermarkets and hypermarkets in Europe and Japan, and reached approximately 86 million shoppers weekly.

As of March 31, 2006, we employed approximately 1,200 people in offices throughout the United States, Europe and Japan.

Business Segment Information

For a summary of the financial results of our reportable segments see Item 8 – “Consolidated financial Statements and Supplementary Data – Note 18 – Segment and Geographic Disclosures”.

Catalina Marketing Services

CMS services domestic retailers and consumer product manufacturers, primarily within the CPG industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of CMS is the in-store delivery of communications at the checkout counter of a retailer of CPG manufacturers. We link our proprietary software, computers, central databases and printers with a retailer’s point-of-sale controller and scanning equipment. The network prints customized communications at the point-of-sale based on product Universal Product Codes, historical purchase behavior or other scanned information. The printed communications are handed to consumers by the cashier at the end of the shopping transaction.

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. Our clients contract with us to deliver printed communications at the point-of-sale and typically pay us a fee for each print delivered. In general, CMS recognizes revenue at the time a communication is delivered at the checkout counter of the retail store. The amount of revenue recognized is based on the total number of communications delivered multiplied by a per-print fee. We generally bill our clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted communications for a specified category, or categories, within a four-week period referred to as a “cycle.” CMS divides the calendar year into thirteen cycles. The delivery of communications is based upon particular triggering transactions that are registered at the point-of-sale (i.e., the checkout counter of a retail store). The majority of our contracts cover multiple cycles.

The methods for consumers to redeem manufacturer coupons distributed by the Catalina Marketing Network® are similar to traditional redemption methods. Retailers provide discounts to consumers at the time the coupons are presented. The retailers send coupons redeemed by consumers to clearinghouses and receive reimbursement from the manufacturers sponsoring the promotion for the discounts provided plus handling fees.

The two primary programs of CMS are Checkout Coupon® and Checkout Direct®. Through our Checkout Coupon® service, we deliver marketing communications to consumers at checkout, based on the products included in their current shopping basket. Through our Checkout Direct® service, we deliver marketing communications to consumers at the checkout counter using past purchase behavior, which is collected using “frequent shopper” or similar identification methods. Catalina Category Marketing (“CCM”) is a behavior-based marketing program that drives more efficient volume for the manufacturer, increases loyalty to the retailer and provides value to the consumer. The typical four-week window for a CCM program provides a focal point for trade merchandising collaboration between the manufacturer and retailer. CCM enables consumers who purchase promoted products to receive incentives redeemable during their next shopping trip.

The services provided to retailers by CMS include in-store promotional prints and analytical services that enable retailers to focus on changing consumer shopping patterns with targeted communications, motivate consumers to visit a retailer more frequently, increase the size of purchase transactions, purchase specific products and develop retailer loyalty.

We typically enter into agreements with retail chains to install our network in the retail stores of the chain for an initial specified term. In general, we pay retailer fees to, and exchange services with, the retailer based on the number of manufacturer sponsored communications printed. Because of the concentration of ownership in the retail grocery industry, we are dependent on a limited number of retailers that supply the primary points of distribution for the communications of our manufacturer clients. Approximately 59.2% of the printed in-store communications provided by CMS for our clients during the fiscal year ended March 31, 2006, were generated from within the stores belonging to five retail chains. If any of these retail chains were to decide to not renew their contract with us to provide our services, or if they materially reduce the number of point-of-sale locations included on our network, a material reduction in our revenues could result if we were unable to replace these point-of-sale locations or the number of transactions processed by these locations.

In April 2005, we signed an agreement with Walgreens Co. (“Walgreens”) to install the Catalina Marketing Network® at the checkout counters in the drug chain’s stores. We anticipate that the installations in Walgreen’s approximately 5,200 current stores will be complete in the first quarter of fiscal year 2007.

CMS is planning to install approximately 145,000 color inkjet printers, which will be supplied by Epson America, Inc. (“Epson”), in retailers on the Catalina Marketing Network®. The installation of the new color printers and associated software is expected to begin in late June 2006 and be complete by the end of 2007. When the color printer installation is complete, we estimate that color communications will account for more than 85% of CMS distribution. We anticipate investing approximately $100 million, primarily in capital expenditures, through the completion of the initial installation of those color printers.

We own the equipment installed in each retail store, including a printer at each checkout lane linked by a computer on the retailer’s premises to the retailer’s point-of-sale controller and scanning equipment. We operate two data processing facilities in the United States that employ various technologies to transmit instructions to computers installed in retail stores and retrieve program data. All of the equipment and supplies, including computers, printers and paper, used in a retail installation are purchased by us from outside sources. With the addition of color ink jet printers, we will also purchase ink from Epson. The store equipment and supplies used by our network generally are managed, installed and maintained by our corporate support staff. We outsource certain aspects of the installation and maintenance of our network in retail locations to third- party contractors. While we currently use a limited number of primary suppliers, with the exception of the new color printer which is supplied by Epson, we believe that alternate sources of supply are available without material interruption to our business.

CMS had a single client, Nestlé, which accounted for approximately 17.6%, 18.9% and 16.1% of revenues generated by CMS for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. We believe that if we lost Nestlé as a client it could have a material effect on CMS as well as the Company taken as a whole.

Catalina Health Resource

CHR provides services that assist pharmaceutical and CPG manufacturers, as well as retail pharmacies, in providing consumers with condition-specific health information and direct-to-patient communications. CHR’s programs and services enable our clients to inform, acquire and retain patients by providing educational information about their treatment along with the benefits of compliance, and by encouraging dialogue between patients and their healthcare professionals while preserving patient privacy.

CHR’s primary service offerings employ an in-store, prescription information-based technology to provide targeted, direct-to-patient communications on behalf of our pharmaceutical manufacturer and CPG clients. These communication services include messages and educational information delivered to healthcare patients at pharmacies participating in the Health Resource Network. Our Health Resource Network utilizes a proprietary software system that gives our clients the opportunity to effectively communicate with patients and assists patients in making more informed healthcare decisions.

CHR primarily generates revenues by printing messages for pharmaceutical and CPG manufacturers in PATIENTLink™, formerly known as the Health Resource® Newsletter. Distribution of PATIENTLink™ is generated by proprietary technology that can target the consumer based on a variety or combination of factors, including demographic data such as age and gender information, transactional data, primarily the National Drug Codes found on all prescription drugs, and de-identified patient prescription history and information. CHR does not receive or retain personally identifiable data or trigger distribution of PATIENTLink™ based on a consumer’s name, address or other personally identifiable information. When a prescription is processed via the Health Resource Network, a customized PATIENTLink™ print with prescription information, therapeutically relevant editorial content and product information is printed in the pharmacy and given to the consumer by their pharmacist along with that consumer’s medication.

CHR enters into agreements with retail pharmacy chains to install the Health Resource Network in pharmacies within the chain. Upon installation, the retailer generally agrees to use the Health Resource Network in its pharmacy for a minimum period of time. CHR pays retailer fees to, and exchanges services with, the retail pharmacy based primarily on the number of PATIENTLink™ prints. Approximately 87.8% of the newsletters printed during the fiscal year ended March 31, 2006, were generated from within the stores belonging to three retail pharmacy chains. If any of these retail pharmacy chains were to decide to not renew their contract with us, or if they were to materially reduce the number of pharmacy locations participating in our network, a material reduction in CHR’s revenues could result if we were unable to either replace these pharmacy locations or the number of transactions processed by the retail pharmacy chain.

CHR operates the Health Resource Network through a data processing facility that communicates via various technologies with the computer systems of retail pharmacies or computers installed in the pharmacies to send programming instructions and retrieve program data. The Health Resource Network primarily uses software installed on a retail pharmacy’s point-of sale system which eliminates the need for a separate CHR-operated, on-premises computer in each location. In certain installations CHR’s network and/or printer is connected to the retail pharmacy’s point-of-sale controller by an on-premises computer. In the majority of circumstances, the equipment is owned by the retail pharmacy. All of the equipment owned by us is generic and purchased from third-party vendors. Typically, pharmacies are contractually obligated to provide supplies, including toner and paper. We believe that alternate sources of equipment and supplies can be secured without significant interruption to CHR’s business.

CHR’s client base varies from year to year and as such a client may be significant in one year and not in another. CHR’s top five clients accounted for 58.1%, 51.8% and 52.9% of its revenues in fiscal years 2006, 2005 and 2004, respectively.

Catalina Marketing International

The Catalina Marketing Network® operates internationally in a manner similar to the domestic CMS business. CMI offers a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers. In addition, in certain European markets, we work with clients using a business model we refer to as “retail centric” in that we derive revenue from the retailers for managing loyalty programs and in-store promotions.

All financial and statistical results of our wholly owned foreign subsidiaries are included for the twelve month period ending December 31, which is the fiscal year end of our foreign subsidiaries. As of the end of fiscal year 2006, we provided in-store electronic targeted marketing services for manufacturers and retailers in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany and Japan. At the end of fiscal year 2006, the network was installed in approximately 7,300 retail locations in Europe and Japan and reached more than approximately 86 million consumers each week.

CMI had a single client that accounted for approximately 13.0%, 19.8% and 26.1% of revenues generated by this segment for fiscal years 2006, 2005 and 2004, respectively. We believe that if this client were lost it could have a material effect on this business segment, but not on the Company taken as a whole.

In fiscal year 2006, CMI revenues accounted for approximately 17.7% of our consolidated revenues from continuing operations. Our international operations are subject to the normal risks of foreign operations, including: changes in local business and economic conditions, political uncertainties, adapting to different regulatory requirements, interest rate movements, increasing consolidation of retailers and CPG manufacturers, competition, pricing pressure, seasonality and changing customer and client preferences. Certain of these risks have affected our business in the past and may also have a material adverse effect on our business, results of operations and financial condition in the future. In addition, CMI sales are billed in foreign currencies and are subject to currency exchange fluctuations as are intercompany royalties, management fees and financing activities. Changes in the value of the U.S. dollar compared with foreign currencies may have an impact on our revenues and margins. We cannot predict the direction or magnitude of currency fluctuations. In general, we purchase goods and services in local currencies. In Japan, we borrow locally to meet our financing requirements, which provides certain natural and economic hedges, but otherwise have not engaged in currency hedge transactions.

Discontinued Operations

In November 2003, we announced our intent to divest our outdoor billboard business in Japan, Direct Marketing Services and Catalina Marketing Research Solutions which we refer to herein as Japan Billboard, DMS, and CMRS, respectively. These entities, which were deemed not to be strategically aligned with our core businesses, were subsequently sold in fiscal 2005. For a complete discussion of the operating results of our discontinued operations, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations.”

Competition

We compete for CPG and pharmaceutical manufacturer advertising and consumer promotion budgets with a wide range of alternative media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Our business segments compete with various traditional coupon delivery methods including free-standing inserts, newspapers, direct mail, magazines and in- or on-product packaging, as well as other in-store marketing companies and retail solution providers that use a variety of coupon, promotion or other advertising delivery methods. We could experience increased competition from changes and advances in technology. Furthermore, as sales of certain grocery products, particularly in certain specialized consumer product categories, shift from traditional grocery retailers to mass merchandisers and value-chains and other retail channels, our ability to reach shoppers through our existing retail network of traditional grocery stores and pharmacies may be impacted in certain consumer product categories.

We compete for advertising and promotional spending based on the efficiencies afforded by a unique kind of targeting based on consumer shopping behavior, called behavior-based marketing. Our method of behavior-based marketing requires an efficient network of retail point-of-sale systems, proprietary software and database systems that target individual consumers based on shopping behavior exhibited at the point-of-sale. Our competitive advantages in behavior-based marketing are achieved through the number of shoppers reached through our networks, the number of household IDs and associated purchase histories available in our database and our ability to deliver consumer insights and influence consumer buying behavior.

Research and Development

Our research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network® and Health Resource Network, market research, software development and system upgrades. For the fiscal years ended March 31, 2006, 2005 and 2004, expenditures for research and development were $0.9 million, $2.0 million and $1.2 million, respectively.

Intellectual Property

We currently hold, and have applications pending for, numerous United States and foreign patents relating to our products and services including patents related to the delivery of targeted communications as well as improvements and additional inventions related to our current and contemplated businesses, programs and services. In addition, we regard certain computer software as proprietary and subject to copyright protection. We also hold, and have pending, numerous service marks and trademarks related to our entities, businesses, products and services that have associated goodwill in the relevant marketplace. We believe that certain intellectual property owned or licensed by us gives us a competitive advantage in certain geographic regions in which we operate. While we continue to pursue protection for intellectual property rights that we have developed, certain of our patents have and will expire and there is no guarantee that we will be able to secure additional patent rights. The expiration of a patent or loss of patent protection resulting from a legal challenge may result in significant competition from third parties with respect to the covered product or service in a short period of time. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the relevant country. Although we believe that our intellectual property provides us with a competitive advantage, we believe that we are not dependent upon a single patent, or a specific series of patents, the loss of which would have a material adverse effect on our business. In appropriate situations, we seek to vigorously protect our proprietary intellectual property rights.

Government Regulation

Our operations are subject to regulation in the United States and in other countries in which we do business. We are subject to federal, state and foreign laws governing privacy and the use of consumer information collected by us. In the United States, various federal agencies including the Federal Trade Commission, the Department of Treasury’s Alcohol and Tobacco Tax and Trade Bureau and various state agencies have promulgated regulations that restrict the advertising of tobacco, dairy and alcohol beverage products. These regulations vary from state to state and can restrict a manufacturer and/or a retailer’s ability to issue coupons for tobacco, dairy and alcohol beverage products. Other federal, state and foreign laws also restrict the content and sponsorship of regulated product coupons and messages.

CHR operates in a highly regulated business environment. In the United States, the Food and Drug Administration of the Department of Health and Human Services (“HHS”) regulates the form and content of prescription drug promotions, such as the messaging distributed in PATIENTLink™. In addition, federal privacy regulations, administered by the Office of Civil Rights of HHS, affect the ability of CHR and its retail pharmacy partners to use patient-specific pharmacy information to provide customized PATIENTLink™ prints. Some states have adopted, or are considering adopting, state medical privacy requirements that could be interpreted more stringently than federal medical privacy requirements. Federal antikickback requirements, administered by the HHS Office of the Inspector General, could be interpreted as restricting drug manufacturer-sponsored programs such as PATIENTLink™. State antikickback and consumer protection statutes could also be interpreted to impose similar restrictions.

In all jurisdictions in which CMI operates, we are also subject to the laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars. Furthermore, in foreign jurisdictions we are subject to laws and regulations which govern the type or design of programs that we can run on our network or the content of communications.

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

Item 1A. Risk Factors

Risk Factors Relating to Our Business

Increased competition could reduce the demand for our services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Competition in the promotions and marketing services business is intense and includes many competitors. We compete for CPG and pharmaceutical manufacturer advertising and consumer promotion budgets with a wide range of media including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. While we believe we provide unique, cost-effective targeted marketing services, there are many parameters on which a CPG manufacturer, pharmaceutical manufacturer or retailer may base its decision to allocate advertising or promotional expenditures, and there can be no assurance that our services will continue to compete effectively against other formats or that CPG and pharmaceutical manufacturers and retailers will continue to use our marketing services. We also expect our competitors to continue to improve the performance of their current products or services, to reduce sales prices of their existing products and services and to introduce new products or services that may offer greater performance and improved pricing. In addition, changes in technology may enable merchants and retail companies to implement or install their own proprietary point-of-sale systems or provide other solutions for the distribution of communications and messages. See Item 1 — “Business — Competition.”

A shift in consumer purchasing trends for certain categories of products from traditional retail supermarkets may cause a decrease in the utilization of our services.

Significant retailers including mass marketers and value chains do not use us for their marketing services for the distribution of coupons and communications. Many retailers utilize our competitors for such services and some conduct such services in-house or otherwise allocate their marketing dollars to other media outlets. Mass marketers and value chains have significantly increased their presence in the grocery business and retail industry over the last several years. Many mass marketers and value chains, including Wal-Mart, are not our clients. As mass marketers and value chains such as Wal-Mart increase their presence in the grocery business, the percentage of retail grocery purchases that occur in stores where our networks are installed may decrease. The impact of the increased presence of mass marketers and value chains is particularly pronounced in certain product categories. In addition, if consumers continue to shift to alternative shopping channels, like club stores, mass merchandisers and value chains, the ability and effectiveness of the Catalina Marketing Network® to reach retail shoppers may decline. Any such change in shopping behavior could have a material adverse effect on our results of operations or financial condition.

Our business is dependent on the promotional spending of our manufacturer and retail partners, which may be effected by seasonal, economic and other factors over which we have no control.

In general, we expect our revenues to be greater during periods of increased promotional activity by manufacturers. As a result, the pattern of promotion distribution can be irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. These factors, as well as the overall changes in the number of contracts we have with retailer and manufacturer clients, the timing of changes of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period.

Our success depends on our relationships with retailers and pharmacies that provide access to consumers in their retail locations and we rely on data provided from retailers and pharmacies to trigger and report on the delivery of our services.

We depend on retail stores and pharmacies to provide access to transactions with consumers and allow us to install the Catalina Marketing Network® and Health Resource Network on their premises. We believe that our relationships with our current retail and pharmacy clients are strong; however, in the past, some retailers and pharmacies have required us to remove our network from their stores or negotiate significantly different or less advantageous terms in order for us to maintain networks in their stores. Should any of our significant retailers or pharmacy chains reduce in size, cease to exist, not renew our agreements, require us to remove our network equipment or negotiate terms with us which are less advantageous than our current agreements, the ability and effectiveness of the Catalina Marketing Network® or Health Resource Network to reach retail shoppers and access transactions could be reduced and/or the profitability of our operations could be reduced.

Consolidations between our current retail and pharmacy network partners and companies that do not utilize our networks may decrease the installation base of our networks and reduce the utilization of our services. Internationally, certain value chains and mass marketers continue to make acquisitions in the retail industry. Further significant acquisitions and consolidations could have a material impact on our ability to maintain and expand our international operations.

In addition, we rely on data provided by our retailers and pharmacies to trigger and report on the delivery of our services on behalf of our manufacturer clients as well as provide a database to target transactions based on purchase history. Any change, interruption or inaccuracy of the data provided by our retailers and pharmacies could impact the services we offer to our clients as well as the data we utilize to report on transactions.

We may not succeed in our effort to develop new services or enter new retail channels and achieve future growth.

A key element of our growth strategy is the development and sale of new services and entry into new retail channels. While new services are currently under development, there can be no assurance that we will be able to successfully develop and market new services. In addition, while we have dedicated significant resources to expanding our CMS business into new retail channels beyond our foundation in the grocery channel, including installations in drug stores and mass merchandisers and pilot tests in convenience stores, there is no guaranty that we will be able to successfully operate in these retail channels, or that we will achieve revenue growth from these channels. Our inability or failure to enter new retail channels, devise new marketing services or to complete the development or implementation of particular services for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect our ability to achieve a significant part of our growth strategy. The absence of such growth could have a material adverse effect on our business, results of operations and financial condition. To retain and attract manufacturers, retailers and pharmacies, we believe that we must continue to introduce additional successful services. The development and deployment of new services may require significant expenditures.

Our proposed enhanced and expanded service offerings, including the deployment of color printers, will require significant capital expenditures.

We have announced that we are currently working on the deployment of color ink jet printers in our existing retail network in place of certain of our existing thermal black-and-white printers, and that we have and continue to pursue agreements to install our networks in new retail channels, including retail drug stores and mass merchandisers. These efforts will require a substantial increase in our capital expenditures. In addition, these efforts differ to some degree from our historical business and, as a result, carry additional risks.

The deployment of color ink jet printers in our existing retail network will require substantial expenditures to acquire and install such printers and, in some instances, will replace existing thermal black-and-white printers that may not have reached the end of their useful lives, which we plan to redeploy elsewhere. Color printers will require new and additional efforts and potential costs to be expended by our retailers, including the use and management of additional consumables, such as ink and non-thermal paper, changes in software, hardware and wiring and other logistics steps not required by our current network of thermal black-and-white printers. While we are working with Epson and other vendors to try to simplify the use, servicing and supply of such printers and the required consumables, we cannot provide assurance that difficulties will not be encountered in installing, using and servicing such printers and the consumables. In addition, while we believe the design of the printers and consumables will operate effectively and efficiently when deployed and operated in the field, due to the fact that the printers are highly customized and have not been tested in mass production, there can be no assurance that the timing of manufacture and delivery of the printers and consumables will move forward as currently planned, that the printers and consumables will operate in accordance with specifications, that we will experience operating reliability consistent with our current thermal black-and-white printers or that we will not experience a significant number of failures resulting from design, manufacture, operation or other causes. Furthermore, while we expect color printing to enhance the effectiveness of our clients’ marketing efforts or increase the redemption rates of incentives printed on our network, a track record verifying such goal has not yet been established. Hence, the deployment of color printers will involve the use of a substantial amount of capital with a risk that difficulties will be encountered in installing and using them and that they may not gain the acceptance we desire from retailers and our manufacturer clients. Such outcome could have a material adverse effect on our results of operations and financial condition.

The deployment and expansion of our existing networks in new retail channels and markets that we have not historically served, including the retail drug store market, will require a significant amount of capital expenditures. Manufacturer clients using our services for new retail channels may differ, to some extent, from our historical client base due to the nature and quantity of items carried in these retail channels. While we expect the deployment of our network in new retail channels to enhance the effectiveness of our clients’ marketing efforts, a track record verifying such goal has not yet been established. As a result, the deployment of our network in new retail channels will involve the use of a substantial amount of capital with a risk that it may not gain the acceptance we desire from our clients. Such result could have a material adverse effect on our results of operations and financial condition.

Significant anticipated new initiatives, including the deployment of color printers, will impact our resources and management.

We have announced that we are currently working on several significant initiatives including the deployment of color printers in our CMS grocery network and pursuit of new retail channels. As a result of these initiatives, subject to the timing and success of these initiatives, we will experience an increased demand on our resources and management.

Loss of data center capacity or interruption of telecommunication links could adversely affect our business.

Our ability to protect our data centers against damage from fire, power loss, telecommunications failure, hurricanes or other disasters is critical to our future. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients’ requirements, which could result in a material adverse effect on our results of operations and financial condition.

A breach of our network security could result in liability to us and deter customers from using our services.

Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Any of the foregoing problems could result in liability to us, decrease the confidence of our manufacturer and retail client base and deter customers from using our services. Unauthorized access could jeopardize the security of confidential information related to our Company stored in our computer systems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service, cause us to incur significant costs to remedy the problem and divert management’s attention. We can provide no assurance that the security measures we have implemented will not be circumvented or that any failure of these measures will not have a material adverse effect on our ability to obtain and retain customers. Any of these factors could have a material adverse effect on our business.

Failure to defend our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights could be costly.

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

Third parties may infringe or misappropriate our patents or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our patents and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot provide assurance that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. See Item 1 — “Business — Intellectual Property.”

Intellectual property litigation against us could be costly and could result in the loss of significant rights.

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

Legislation relating to consumer privacy and changes in government regulations could affect our ability to deliver targeted communications and collect data that we use in providing our marketing services, which could negatively affect our ability to satisfy our clients’ needs.

The enactment of legislation related to consumer privacy issues could have a material adverse impact on our marketing services. Any such legislation could place restrictions upon the collection and use of information that is currently legally available, which could materially increase our cost of managing or collecting some data. Legislation or industry regulation could also prohibit us from collecting or disseminating certain types of data, coupons, promotions, messages or newsletters, which could adversely affect our ability to meet our clients’ requirements.

With respect to CHR’s Health Resource Network, our ability to provide consumers with condition-specific health information and direct-to-patient communications may be adversely affected by concerns over heath regulatory guidelines and publicity regarding a patient’s rights to privacy. Regulatory changes in some jurisdictions have increased manufacturer and retailer sensitivity and selectiveness as to what types of messages they will distribute in these jurisdictions. In addition, changes in the laws and regulations or manner of enforcement of such laws and regulations could negatively impact our business and cause us to change our services or systems. While we are currently working with our manufacturer and retailer clients to find an adequate solution to these concerns, there is no guarantee that we will be able to continue to distribute prints for these clients or that there will not be additional changes in the laws and regulations in these and other jurisdictions that will further impact our operations. See Item 1 — “Government Regulation.”

Compliance with changes in the securities laws and regulations, including the Sarbanes-Oxley Act of 2002, is likely to increase our costs.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations, misstatements due to error or fraud may occur and may not be detected.

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

A change in accounting standards could have a significant effect on our reported results and may affect our previously reported transactions. New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the application of existing U. S. GAAP may adversely affect our reported financial results, which could result in a decrease in the value of our stock price.

Risks Related to Shareholder Lawsuits

We, and certain of our current and former directors and former officers, are defendants in several stockholder class action lawsuits.

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were consolidated in the United States District Court for the Middle District of Florida. The complaints seek unspecified compensatory damages and other relief. In addition, certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our headquarters is located in St. Petersburg, FL. This 143,000 square foot facility houses our principal administrative, marketing, information technology and product development offices.

As of March 31, 2006, we leased sales and support offices throughout the United States, consisting of approximately 186,000 square feet in aggregate, and offices for our foreign operations in five countries. We believe that the headquarters facility and the existing sales and support offices are adequate to meet our current requirements and that suitable additional space will be available as needed to accommodate growth of our operations and sales and support office requirements for the foreseeable future.

Item 3. Legal Proceedings

Government Investigations

As previously disclosed, on March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003, to inform the SEC Staff of certain revenue recognition timing issues that management identified at CHR. On April 4, 2006, we issued a press release to announce that we had received notification from the SEC that the SEC had completed its investigation of us and that the SEC did not intend to recommend enforcement action against us.

Securities Actions and Derivative Actions

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2004, the Lead Plaintiffs served their Consolidated Amended Class Action Complaint on behalf of those who purchased our stock between August 14, 1999 and August 25, 2003, inclusive. We and other defendants subsequently moved to dismiss the Consolidated Amended Class Action Complaint which motion was denied by the court on March 31, 2005. Plaintiffs filed a motion for class certification in May 2005 which was subsequently granted by the court on February 16, 2006. The parties are currently engaged in discovery, including the production of documents. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition and results of operations.

Certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions captioned The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, pending in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. In response to the parties’ request to extend the stay, the court in the Florida derivative action has stayed the action through October 30, 2006. The parties to the Delaware derivative action have also agreed to extend the stay in that action until October 30, 2006, and approval by the court is pending. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006 or through the date of the filing of this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock, par value $0.01 per share (“common stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “POS”. The following table sets forth, for each quarter of the last two fiscal years, the high and low closing prices as reported by the NYSE for the common stock, and dividends declared per share of common stock, for the quarters ended as follows:

	High	Low	Dividends Declared per share of Common stock
Fiscal Year 2005:
June 30, 2004	$19.87	$16.43	$—
September 30, 2004	23.88	17.36	0.30
December 31, 2004	30.52	23.48	—
March 31, 2005	28.70	25.13	—

Fiscal Year 2006:
June 30, 2005	$26.33	$22.85	$—
September 30, 2005	26.97	22.52	0.30
December 31, 2005	27.54	22.36	—
March 31, 2006	26.28	21.71	—

Holders. As of May 22, 2006, there were approximately 787 registered holders of our common stock.

Dividends. During fiscal years 2006 and 2005, we paid an annual dividend of $0.30 per share. We expect to pay similar dividends in the future. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, availability of cash and our financial requirements.

Securities Authorized for Issuance Under Equity Compensation Plans. The information called for by Item 5 will be contained in our definitive Proxy Statement for the Annual Meeting of Stockholders under the caption Equity Compensation Plan Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC no later than 120 days after fiscal year end of March 31, 2006.

The following table sets forth information relating to our purchase of our equity securities during the twelve months ended March 31, 2006:

Period (Month of)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Fiscal 2006
April 2005	—	NA	—	$55,825
May 2005	262,000	$24.09	262,000	$49,514
June 2005	1,431,300	$24.82	1,431,300	$13,992
July 2005	193,600	$25.30	193,600	$9,094
August 2005	560,700	$24.10	560,700	$95,582
September 2005	417,600	$23.63	417,600	$85,713
October 2005	—	NA	—	$85,713
November 2005	105,700	$26.63	105,700	$82,898
December 2005	86,700	$25.96	86,700	$80,647
January 2006	—	NA	—	$80,647
February 2006	1,164,600	$22.55	1,164,600	$54,389
March 2006	559,000	$23.04	559,000	$41,508

(1)	On August 9, 2005, our board of directors authorized $100 million of funds to be available for the repurchase of our common stock. This authorization replenished the $100 million our board of directors authorized in September 2004. We intend to use cash flows from operations and funds available under our revolving credit facility to finance the remaining authorized repurchases of our common stock. Factors governing the future repurchase of our common stock include consideration of the market price of our common stock at the time of the contemplated repurchase.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Consolidated Financial Statements and Supplementary Data.” The following selected consolidated financial data for each fiscal year presented is derived from our audited Consolidated Financial Statements. Previously reported amounts for fiscal years 2002 through 2005 have been adjusted to reflect the reclassification of the results of certain discontinued operations that were sold during fiscal year 2005.

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$417,746	$410,062	$408,632	$383,849	$367,861
Income from continuing operations	71,616	68,596	60,397	51,564	66,645
Cumulative effect of accounting change, net-of-tax(1)	—	—	(770)	—	—
Income (loss) from discontinued operations	—	(3,144)	(78,900)	3,534	(8,095)
Net income (loss)	71,616	65,452	(19,273)	55,098	58,550
Diluted income (loss) per common share:
From continuing operations	$1.46	$1.31	$1.15	$0.94	$1.17
From discontinued operations (2)	—	(0.06)	(1.50)	0.06	(0.14)
Cumulative effect of accounting change, net-of-tax(1)	—	—	(0.02)	—	—

Net income (loss)	$1.46	$1.25	$(0.37)	$1.00	$1.03

Diluted weighted average common shares outstanding	48,925	52,356	52,324	54,885	57,104

Balance sheet data:
Cash and cash equivalents	$28,117	$116,191	$72,704	$1,715	$13,656
Total assets	337,095	392,738	386,809	422,421	415,902
Long-term debt	61,803	34,324	29,908	49,926	46,035
Total stockholders’ equity	143,157	196,374	184,662	215,995	223,263
Cash dividend declared per common share	$0.30	$0.30	$—	$—	$—
Other data:
Installed retail store base at end of period – CMS	21,048	17,609	17,604	17,498	16,488
Installed pharmacy base at end of period – CHR	12,780	12,423	11,929	17,827	17,716
Installed retail store base at end of period – CMI	7,316	5,907	5,545	4,069	3,338
Capital expenditures	$60,254	$22,527	$26,427	$42,555	$30,813
Payments for repurchases of common stock	$114,317	$44,174	$13,307	$71,973	$46,529

(1)	See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19 — Discontinued Operations — Japan Billboard” regarding the cumulative effect of an accounting change related to our adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
(2)	See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19” regarding discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal year 2006 was a successful year for Catalina Marketing Corporation. We faced challenges during the second and third quarters of the year that were attributable to a general reduction in spending by certain of our CPG clients in our CMS segment. These challenges were partially offset by strong performance in the fourth quarter during which each of our segments experienced solid revenue growth. CMS revenue increased by 4.7% over the same quarter in the prior fiscal year, a result of a return to more normal spending levels by our CPG clients and the early impacts of our channel expansion efforts into Walgreens. CHR revenues increased 39.9% compared to the fourth quarter of fiscal 2005. Although part of this increase was attributable to opportunistic sales to certain of our pharmaceutical manufacturer clients, it is indicative of the value of CHR’s PATIENTLink™ product. Finally, CMI experienced revenue growth of 15.6% over the prior year quarter despite the negative impact of foreign currency exchange rates. In local currencies, CMI’s revenue grew 26.7% over the prior year quarter, primarily resulting from store installations in the current year.

During fiscal year 2006, CMS grew the installation base of the Catalina Marketing Network® to include over 21,000 stores and achieved strong manufacturer and retailer renewals. Additionally, as of March 31, 2006, we have completed the installation of over 4,000 Walgreens stores, or approximately 80% of their store count. We will continue to make investments we believe will provide for long-term revenue and income growth. Our investments include channel expansion, new product development, and the color printing initiative. The expansion of the Catalina Marketing Network® into retail drug stores provides us the opportunity to sell our services to CPG manufacturers that we have not recently serviced through the grocery retail channel, such as manufacturers of health and beauty products, personal care products, and over-the-counter medications. The color printer pilot has recently been expanded to stores across multiple geographies and chains in the United States. The full rollout of color printers is expected to begin in late June 2006 and continue through December 2007.

CHR and CMI continued to grow in fiscal 2006 and, on a combined basis, accounted for 39% of both revenues and income from operations. CHR’s business model provides good operating leverage, as evidenced by revenue growth of 17.5% for the current year that resulted in a 75.5% increase in income from operations. CHR’s PATIENTLink™ product is now distributed with approximately one-third of all U.S. prescriptions. We continue to explore opportunities with new drugs and pharmaceutical companies, and will consider expanding the CHR network into new retail drug chains when those opportunities are consistent with our business model and provide the ability to maintain solid operating leverage. CMI continues to grow its retailer base and is now installed in over 7,300 stores across seven countries.

Results of Operations

Due to the diversity of our business operations, we do not rely on any single or series of overriding metrics to measure or manage the performance of our businesses in the aggregate. While we do not use overriding metrics, we do monitor certain metrics specific or unique to the nature of each business segment’s operations. For example, we analyze and manage the performance of CMS based on a series of metrics including, but not limited to, store installation base and shopper reach. We analyze the performance of CHR using similar metrics such as pharmacy installation base and the average weekly prescription medication users reached; however, due to numerous factors, including the complexity and limited predictability of product mix at CHR, store/pharmacy installation base and the average weekly prescription medication users reached can not be viewed as reliable indicators of our performance in the aggregate. Please refer to Segment Results-Continuing Operations for a discussion of the metrics used by management to evaluate each of its segments.

The following tables include the revenues and income (loss) from operations for each of our reportable segments included in continuing operations for the fiscal years ended March 31, 2006, 2005 and 2004. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. The accounts of our wholly-owned foreign subsidiaries are included for the twelve months ended December 31, which is their fiscal year end.

	Year Ended March 31,
	2006	% Change (1)	2005	% Change (1)	2004
Revenues
CMS	$254,393	(5.6)%	$269,612	(4.4)%	$282,128
CHR	89,527	17.5	76,167	(2.1)	77,765
CMI	73,817	15.1	64,116	29.3	49,580
Corporate	3,667	1.5	3,613	19.4	3,027
Eliminations	(3,658)	6.2	(3,446)	(10.9)	(3,868)

Total Revenues	$417,746	1.9%	$410,062	0.3%	$408,632

Income (Loss) from Operations
CMS	$113,802	(8.4)%	$124,283	1.7%	$122,224
CHR	27,609	75.5	15,729	28.7	12,224
CMI	16,588	7.0	15,503	181.2	5,513
Corporate	(43,812)	(6.2)	(46,713)	11.7	(41,829)

Total Income from Operations	$114,187	4.9%	$108,802	10.9%	$98,132

Net Income (Loss)
CMS	$67,712	(8.3)%	$73,879	1.6%	$72,724
CHR	16,427	75.6	9,356	28.6	7,273
CMI	6,896	(6.7)	7,395	NM	462
Corporate	(19,419)	(11.9)	(22,034)	9.8	(20,062)

Net Income from Continuing Operations	71,616	4.4	68,596	13.6	60,397
Discontinued Operations	—	NM	(3,144)	NM	(79,670)

Net Income	$71,616	9.4%	$65,452	NM	$(19,273)

Consolidated Effective Tax Rate	37.0%		37.8%		38.1%

(1)	NM - Not Meaningful

Segment Results - Continuing Operations

Catalina Marketing Services

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total communications delivered multiplied by a per-print fee. The delivery of communications is based upon particular triggering transactions that occur at the point-of-sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the store installation base, the number of transactions accessed by the Catalina Marketing Network®, the number of communications printed, and the ability to attract and retain CPG manufacturers to use the targeted communication capabilities offered by our network.

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average number of shoppers reached during the fiscal years ended March 31, and the number of manufacturer communications printed as of and for the fiscal years ended March 31, 2006, 2005, and 2004:

	March 31,
	2006	2005	2004
Retailer stores installed	21,048	17,609	17,604
Average weekly shoppers reached (in millions)	222.5	218.0	208.5
Number of promotions printed (in millions)	3,117.1	3,278.6	3,118.2

Year Ended March 31, 2006 Compared with the Year Ended March 31, 2005

Revenues at CMS declined by $15.2 million to $254.4 million in fiscal year 2006 from $269.6 million in fiscal year 2005 due to declines in revenue from CPG manufacturer and retailer clients of $12.7 million and $2.5 million, respectively. The decrease in manufacturer revenue was attributable primarily to a 7.2% decrease in the volume of communications printed, principally due to a general reduction in spending by our CPG clients during the second and third quarters of the fiscal year, as well as the discontinuance of specific product lines by certain of our CPG clients. The reduction in the volume of printed communications was partially offset by a 2.3% increase in the average price per communication printed, a function of a favorable shift in mix to higher-priced services. The decline in retailer revenue was primarily attributable to transitional sales in the first quarter of fiscal year 2005 related to the loyalty card business, which was sold on March 31, 2004.

Direct operating expenses declined by $0.5 million primarily due to declines in paper expense and costs associated with the loyalty card business of $2.0 million and $2.2 million, respectively. The decrease in paper expense was principally attributable to an unfavorable adjustment to paper expense in the prior year of $1.2 million combined with fewer communications printed and lower contractual cost for paper in the current year. Partially offsetting these decreases, retailer fees increased $3.8 million in the current year, a result of changes in certain retailer contracts. The majority of these contracts were renegotiated in fiscal year 2005 and resulted in increased retailer fees on a per print basis.

SG&A expenses increased $1.3 million for fiscal 2006 as compared with fiscal 2005. The increase was driven primarily by increases in sales force personnel and consulting expenses due primarily to our increased focus on new business development opportunities and channel expansion.

Depreciation and amortization expense declined by $5.5 million primarily due to the reduction in capital spending over the previous two years which resulted in lower depreciation and amortization expense as compared with the prior fiscal year. With the installation of the Catalina Marketing Network® in Walgreens and K-Mart Corporation (“K-Mart”), as well as the investment in the color printer initiative, we have increased, and will continue to increase, our level of capital expenditures, which will result in increased depreciation and amortization expense in future periods.

Net income for CMS decreased by $6.2 million, or 8.3%, due to the factors affecting operating results described above.

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

Revenues decreased by $12.5 million to $269.6 million in fiscal year 2005 from $282.1 million, primarily due to a decline in revenues of $9.6 million attributable to the sale of our loyalty card business on March 31, 2004.

CMS had a significant CPG manufacturer client that accounted for 8.3% of its revenues for fiscal year 2004. This client notified us in fiscal year 2004 that, beginning in fiscal year 2005, it did not intend to purchase our services at the same levels it had in prior years. Although this client represented a significant portion of CMS’ revenues in prior years, revenues from manufacturers were relatively unchanged at a $0.4 million increase in fiscal year 2005 as compared with fiscal year 2004. During fiscal year 2005, CMS was able to replace the $20.4 million net decline in revenues from this client with revenues from new and existing CPG manufacturer clients. For fiscal year 2005, the volume of paid communications printed increased by 5.8% (including the effects of the reduction in revenue from the previously mentioned client), but was partially offset by a 5.3% decline in the average price per print primarily due to a shift in the mix of services sold to lower-priced services.

Direct operating expenses declined by $6.1 million in fiscal 2005, primarily due to an $11.4 million reduction in expenses resulting from the March 31, 2004 sale of the loyalty card business, partially offset by a $5.0 million increase in retailer fees. The increase in retailer fee expense in fiscal year 2005 was primarily attributable to changes in certain retailer fee contracts, which were renegotiated during fiscal 2005.

SG&A expenses decreased $7.1 million for fiscal 2005 as compared with fiscal 2004. The decline was primarily due to a $3.8 million decline in sales force expenses attributable to reduced headcount and relocation expenses as compared with fiscal 2004. In addition, SG&A expenses in fiscal year 2004 include a $1.0 million loss on the sale of the loyalty card business.

Net income increased by $1.2 million, or 1.6%, for the year ended March 31, 2005 compared with the year ended March 31, 2004 primarily due to the factors affecting operating results.

Catalina Health Resource

CHR’s primary service offerings use in-store, prescription-based technology to provide targeted, direct-to-patient communications on behalf of its clients. These communication services include the delivery of messages and educational information to healthcare patients at retail pharmacies participating in the Health Resource Network. CHR primarily generates revenues by printing messages for pharmaceutical and CPG manufacturers.

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

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the fiscal years ended March 31, 2006, 2005, and 2004:

	March 31,
	2006	2005	2004
Pharmacies installed	12,780	12,423	11,929
Average weekly prescription medication users reached (in millions)	22.0	20.9	20.6

Year Ended March 31, 2006 Compared with Year Ended March 31, 2005

Revenues for CHR increased by $13.4 million for the fiscal year ended March 31, 2006, compared with the fiscal year ended March 31, 2005. The increase was attributable to a 29.4% increase in the number of revenue-producing newsletters, which was primarily attributable to certain client programs that triggered a high volume of revenue-producing newsletters during the current fiscal year. These programs, which generated lower revenue per newsletter, contributed to an overall shift in program mix that resulted in a 7.7% decline in the average price per revenue-producing newsletter. Because the increase in revenue producing newsletters in the current year was the result of certain specific client programs, this increase is not indicative of expected future growth rates in the volume of revenue producing newsletters.

Direct operating expenses were relatively unchanged from the prior year at $43.5 million. Within direct operating expenses, retailer fees increased by $1.1 million, a result of increased volume of newsletters printed, but were offset by declines in bad debt expense and sales commissions. Commission expense decreased due to current year changes in individual performance measures. As a percentage of revenue, direct operating expenses declined from 57.0% for fiscal year 2005 to 48.5% for fiscal year 2006, exhibiting the operating leverage within this segment.

SG&A expenses increased by $2.7 million for the fiscal year ended March 31, 2006 as compared with fiscal year ended March 31, 2005. This increase was primarily due to increased marketing expense, a result of our focus on growing the CHR business and the PATIENTLinkTM brand, and higher personnel and incentive compensation cost, due to the current year financial performance.

Depreciation and amortization expense decreased by $1.3 million for the fiscal year, a result of current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement. As this equipment primarily became fully depreciated during fiscal 2005, we do not expect this trend to continue.

For the fiscal year ended March 31, 2006, net income for CHR increased by $7.1 million, or 75.6%. The increase was due to those factors described above.

Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

CHR revenues declined by $1.6 million to $76.2 million for fiscal year 2005 as compared with $77.8 million for fiscal year 2004. Revenues for fiscal year 2004 include an $11.6 million adjustment for revenues deferred from a prior year, a result of our restatement in fiscal year 2003. Excluding the impact of the prior year deferred revenue adjustment, revenues increased by $10.0 million, or 15.1%. The increase was attributable to a 24.1% increase in the average price per revenue-producing newsletter, which was attributable to a favorable change in program mix. The increase in revenues from the shift in mix was partially offset by a 5.5% decrease in the number of revenue-producing newsletters, which was primarily due to the loss of the Eckerd and CVS chains in fiscal year 2004.

Direct operating expenses declined by $2.2 million in fiscal year 2005 as compared with fiscal year 2004. The decrease was attributable to a decrease in retailer fees, resulting from renegotiated contracts with certain retailers and changes in the method of reimbursement to retailers for certain printing expenses.

SG&A expenses declined by $1.2 million for the fiscal year ended March 31, 2005 as compared with fiscal year ended March 31, 2004. The decline was primarily attributable to decreases in sales force expenses and costs savings from the reorganization of information technology development functions to provide for additional efficiency.

Depreciation and amortization expense decreased by $1.7 million for the fiscal year, a result of current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

Net income increased by $2.1 million for the year ended March 31, 2005 compared with the year ended March 31, 2004 primarily due to the factors affecting operating results.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany, and Japan, in a similar manner to the services provided by the domestic CMS business.

The following table presents CMI’s retail installation base, the number of retail chains across which the Catalina Marketing Network® was installed internationally, and the average weekly shoppers reached as of and for the fiscal years ended March 31, 2006, 2005 and 2004:

	March 31,
	2006	2005	2004
Retail stores installed	7,316	5,907	5,545
Average weekly shoppers reached (in millions)	85.8	66.0	65.3

The increase in the number of stores in which the Catalina Marketing Network® was installed was primarily driven by the installation of the network throughout our European operations, primarily in France, Italy, and Germany.

Year Ended March 31, 2006 Compared with the Year Ended March 31, 2005

Revenues, as reported, for CMI increased by $9.7 million for the fiscal year ended March 31, 2006, compared with the fiscal year ended March 31, 2005. The increase was primarily attributable to increased manufacturer and retailer revenue of $2.6 million and $7.5 million, respectively. Manufacturer revenue increased principally due to growth in Italy. Retailer revenue was up primarily due to operations in France, which increased due to the completion of the installation of the network in two significant retailers in the current year. For a discussion of foreign currency exchange rates and their effect on revenue see “Foreign Currency Translation and Its Effect on Revenues” below.

Direct operating expense, as reported, increased $2.7 million for fiscal year 2006 as compared with fiscal year 2005. The increase was due primarily to the growth of the business and costs associated with the increased volume of communications printed in the current year.

SG&A expenses, as reported, increased $5.3 million for fiscal year 2006. The increase was due primarily to the addition of sales force personnel, facility expenses, primarily in France, increased information technology expense, and compensation costs associated with the strengthening of the management team for CMI.

Depreciation expense, as reported, increased $0.6 million due to the acquisition of additional store equipment resulting from continued store growth in the current fiscal year.

Net income, as reported, for CMI decreased $0.5 million to $6.9 million for the fiscal year ended March 31, 2006 as compared with the fiscal year ended March 31, 2005. The decrease was primarily due to increased foreign exchange transaction losses due to the unfavorable movement in exchange rates during the current year partially offset by the factors described above.

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

Revenues, as reported, for CMI increased by $14.5 million to $64.1 million for fiscal year 2005 as compared with $49.6 million for fiscal year 2004. Of this increase, $5.2 million was attributable to the favorable effect of foreign currency exchange movements. Also contributing to the increase in revenues was a $0.9 million fee that was paid to our operations in

Japan due to a retailer’s early contract termination. The remaining increase of $8.4 million was primarily due to increased manufacturer and retail revenues of $5.9 million and $2.8 million, respectively. The increase in manufacturer revenue was due to growth in France, Italy, and Japan. The increases in France and Italy were due, to some extent, to the growth of the installation base and average shopper reach in those countries, as well as continued penetration of CPG manufacturers. As noted above, Japan lost a retail client in fiscal 2005, which resulted in a reduction of its installation base and shopper reach during the fiscal year. However, the loss did not occur until the third quarter and Japan was able to benefit from revenue growth from manufacturer clients. The increase in retailer revenues was attributable to operations in the United Kingdom, where we expanded our network into additional retail stores during fiscal year 2005.

Direct operating expense, as reported, increased $1.5 million, primarily due to volume related costs associated with the increase in manufacturer and retailer revenue.

SG&A expenses, as reported, increased $2.5 million for fiscal year 2005, primarily due to the addition of sales personnel.

Depreciation expense, as reported, increased $0.6 million due to the acquisition of additional store equipment resulting from continued store growth in fiscal 2005.

Net income, as reported, for CMI increased by $6.9 million for fiscal year 2005 as compared with fiscal year 2004. The increase was due to the factors affecting operating results, partially reduced by an increase in the provision for income taxes of $3.0 million.

Corporate

Expenses for our corporate group (“Corporate”) include costs for retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources, procurement, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying Consolidated Statements of Operations included in Item 8 — “Consolidated Financial Statements and Supplementary Data” for the fiscal years ended March 31, 2006, 2005 and 2004. For purposes of segment reporting, these Corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed communications, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed communications; and data communications costs are allocated based upon revenues. Of the total Corporate group operating expenses, 63.2%, 63.8% and 66.6% were allocated to the operating segments during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Amounts previously allocated to DMS and CMRS were reallocated when those two business units were reclassified to discontinued operations. There were no allocations of Corporate costs and expenses to Japan Billboard.

Year Ended March 31, 2006 Compared with the Year Ended March 31, 2005

For the fiscal year ended March 31, 2006 the Corporate loss from operations decreased $2.9 million as compared with the fiscal year ended March 31, 2005. The decrease was driven primarily by lower consulting and legal fees of $3.4 million and $2.2 million, respectively, combined with a decline in incentive compensation of approximately $1.0 million. These decreases were partially offset by the reversal into income of a $4.4 million sales tax accrual in fiscal 2005. Net loss for Corporate decreased by $2.6 million for the year ended March 31, 2006 compared with the year ended March 31, 2005 primarily due to the factors affecting loss from operations combined with an increase in royalty income from CMI and a lower consolidated effective tax rate.

Year Ended March 31, 2005 Compared with the Year Ended March 31, 2004

The Corporate loss from operations increased by $4.9 million for the year ended March 31, 2005 compared with the year ended March 31, 2004. The increase was primarily attributable to (i) $7.3 million of increased incentive compensation expense, (ii) $2.8 million of increased consulting fees for special business development-related consulting projects and (iii) $3.3 million for costs related to the implementation of Section 404 of the Sarbanes-Oxley Act. These costs increases were partially offset by the reversal of a liability for a sales tax assessment of approximately $4.4 million. Net loss for Corporate increased by $2.0 million for the year ended March 31, 2005 compared with the year ended March 31, 2004 primarily due to the factors affecting loss from operations, partially offset by lower interest expense and a lower consolidated effective tax rate, which was reflected as a favorable adjustment to Corporate for the year ended March 31, 2005.

Foreign Currency Translation and Its Effect on Revenues

Our consolidated revenues from continuing operations for the fiscal year ended March 31, 2006 were $417.7 million, which included $73.8 million from our foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies were relatively stable in aggregate against the United States dollar during our fiscal year ended March 31, 2006. Revenue growth in local currency was 15.9% versus fiscal year 2005, while the reported revenues of our foreign operations, which take into account the effect of changes in foreign currency exchange rates, grew by 15.1% compared to the prior fiscal year.

Segment Results – Discontinued Operations

As noted above and in previous filings, in November 2003, we announced our intent to divest DMS, Japan Billboard and CMRS because they were deemed not to be strategically aligned with our current core businesses. There was no activity associated with DMS, Japan Billboard and CMRS in fiscal year 2006. These businesses accounted for 5.1% and 13.6% of the our total revenues, including discontinued operations, for the fiscal years ended March 31, 2005 and 2004, respectively. These businesses generated aggregate net income of $3.1 million and a net loss of $78.9 million for the fiscal years ended March 31, 2005 and 2004, respectively.

Direct Marketing Services

We sold DMS on September 17, 2004. There was no activity (or corresponding revenue or expenses) associated with DMS in fiscal year 2006. The results of operations for the periods in fiscal years 2005 and 2004 are reported net of taxes on one line, Income (loss) from discontinued operations in the Consolidated Statement of Operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19.”

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

Japan Billboard

We sold Japan Billboard on August 31, 2004. There was no activity (or corresponding revenue or expenses) associated with Japan Billboard in fiscal year 2006. The results of operations for Japan Billboard for the periods in fiscal years 2005 and 2004 have been reported net of taxes on one line, Income (loss) from discontinued operations in the Consolidated Statement of Operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19.”

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

Catalina Marketing Research Services

We sold CMRS on November 29, 2004. There was no activity (or corresponding revenue or expenses) associated with CMRS in fiscal year 2006. The results of operations for CMRS for the periods in fiscal years 2005 and 2004 have been reported net of taxes on one line, Income (loss) from discontinued operations in the Consolidated Statement of Operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19.”

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

CMRS had a loss from operations of $4.1 million for fiscal year 2005 as compared with a loss from operations of $20.3 million for fiscal year 2004. The improvement was primarily attributable to a $21.2 million goodwill impairment charge recorded during the prior year, partially offset by a $2.6 million goodwill impairment charge recorded during fiscal 2005 and due to the further decline in revenues. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 3” for a discussion of the goodwill impairment charges.

Net loss for CMRS for fiscal year 2005 was $4.2 million and was attributable to the loss from operations of $4.1 million and the loss on the sale of CMRS of $1.7 million, partially offset by a current year tax benefit of $1.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both U.S. dollars and Japanese yen. Our primary liquidity requirements will be driven by our color printer initiative, working capital and the repayment of debt. Our sources of liquidity may also be used for cash dividends and repurchases of our common stock. We plan to continue to invest in new business development, sales and marketing, our Catalina Marketing Network® and other support technology, employee development and retention and enhanced systems of reporting and controls.

Cash flows from operations combined with borrowings on our credit facilities in fiscal year 2006 and through the current date have been sufficient to meet our liquidity needs and should be sufficient to meet our projected cash requirements for at least the next twelve months. Cash on hand as of March 31, 2006 was $28.1 million, of which approximately $22.4 million was held by our subsidiary in France.

Our long-term debt outstanding as of March 31, 2006 was $61.8 million. See Capital Requirements – Contractual Obligations for a discussion of our contractual commitments, which include our bank indebtedness as well as contractual obligations related to our operations.

We believe that our policy regarding the availability of sufficient amounts of cash gives us the opportunity to invest in our business as we believe is necessary for items including our color printer initiative, research and development, creation and expansion of markets, share repurchases, acquisitions, investments, legal risks and challenges to our business model. In addition, we believe our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facilities, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period, or thereafter, we are not successful in generating sufficient cash flows from operations, raising additional capital when required or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

Fiscal Year Ended March 31, 2006 Compared with the Fiscal Year Ended March 31, 2005

Net cash provided by operating activities decreased $16.3 million to $101.7 million for the fiscal year ended March 31, 2006 from $118.0 million for the fiscal year ended March 31, 2005. The decrease in net cash provided by operating activities, was primarily due to higher net income more than offset by adjustments for non-cash impacting items including depreciation and amortization, impairment charges and deferred income taxes. Net income adjusted for non-cash impacting items decreased $12.6 million to $106.9 million in fiscal 2006 from $119.5 million in fiscal 2005. Net income increased $6.2 million in fiscal 2006, but was offset by reductions in depreciation and amortization of $7.7 million, impairment charges of $4.9 million and deferred income tax activity of $5.7 million. The lower depreciation in fiscal 2006 was associated with an increase in fully depreciated assets. The $4.9 million reduction attributed to impairment charges was the result of 2005 impairments with no corresponding activity in fiscal 2006. Cash used by changes in operating assets and liabilities increased by $3.7 million in fiscal 2006 versus fiscal 2005. The increased use of cash was associated with changes in accounts receivable, prepaid and other assets and taxes payable which were partially offset by changes in accounts payable, other accrued expenses and deferred revenues.

Net cash used in investing activities increased $46.2 million to $63.8 million for fiscal year 2006 compared with $17.6 million for fiscal year 2005. Capital expenditures increased $37.8 million to $60.3 for fiscal year and was consistent with anticipated increases associated with the installation of the Catalina Marketing Network® in Walgreens. Additional expenditures of $3.5 million for the purchase of the remaining common stock of CHR in fiscal 2006 and $5.4 of proceeds from the sale of DMS in fiscal 2005 added to the year over year increase.

Net cash used in financing activities increased $65.6 million to $124.0 million for fiscal year 2006 compared with $58.4 million used in financing activities for fiscal year 2005. Cash used for the repurchase of common stock increased $70.1 million in fiscal 2006 to $114.3 million versus $44.2 million in fiscal 2005. In fiscal 2006 we paid dividends of $14.5 million versus $15.7 million in fiscal 2005. The decrease was attributable to a lower number of shares outstanding in the current year. Our total debt decreased by $2.7 million from $64.6 million in fiscal 2005 to $61.9 million in fiscal 2006 due to slight increases in borrowings offset by foreign currency translation.

Cash and cash equivalents decreased by $88.1 million to $28.1 million for fiscal year 2006.

Fiscal Year Ended March 31, 2005 Compared with the Fiscal Year Ended March 31, 2004

During fiscal year 2005, we generated cash flows from operating activities of $118.0 million compared with cash flows generated from operating activities of $138.1 million in fiscal year 2004. Cash flows generated from operations decreased $20.1 million primarily due to changes in our accounts receivable due to the timing of customer billing and collections. The cash flows provided by operating activities were used to make capital expenditures, repurchase our common stock and to make dividend payments. Overall, our cash increased $43.5 million as a result of these net sources of cash.

Other Sources of Liquidity

In addition to our cash flows generated from operations, access to our revolving credit facility provides an additional source of liquidity. For a discussion of our credit facilities, see Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 8.”

Capital Requirements

Contractual Obligations. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Some of these obligations, such as short-term borrowings and long-term debt and related interest payments, are reflected in our Consolidated Financial Statements. In addition, we have entered into long-term contracts to acquire goods or services in the future which are not currently reflected in our Consolidated Financial Statements and will be reflected in future periods as the goods are received or services are rendered. A summary of our contractual cash obligations and commitments at March 31, 2006 follows (in thousands):

		Payments Due by Period
	Total	Before March 31, 2007	Between April 1, 2007 March 31, 2009	Between April 1, 2009 March 31, 2011	After March 31, 2011
Short and long-term debt (1)	$68,844	$1,865	$3,622	$63,357	$—
Postretirement medical benefit costs	1,204	95	223	238	648
Operating leases	19,109	4,734	8,922	5,295	158
Purchase obligations for in-store equipment and paper	91,303	31,403	39,900	20,000	—

Total	$180,460	$38,097	$52,667	$88,890	$806

(1)	Short and long-term debt includes principal and interest due under the August 2004 Credit Facility.

Purchase Obligations. We have a purchase commitment to Epson for the purchase of color printers and related consumables for use by our Catalina Marketing Services and Catalina Marketing International business segments. The commitment provides for the purchase of printers over a period of approximately six years for a minimum of $88.2 million. We plan to begin purchasing printers under this commitment in late June 2006. As of March 31, 2006, we also had approximately $3.1 million of paper stock which we were committed to purchase in connection with an agreement with one of our vendors.

Capital Expenditures. Our primary capital expenditures have been for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $19,000 per store, depending primarily on the number of lanes in each store. Capital expenditures were $60.3 million for fiscal year 2006 compared with $22.5 million for fiscal year 2005. Capital expenditures were higher in fiscal year 2006 as compared with fiscal year 2005 primarily due to the installation of the Catalina Marketing Network® in Walgreens and K-Mart.

We expect to increase spending for store equipment and software development related to our initiative to enhance the Network’s interface with consumers, which is expected to include enhanced print quality with full graphic and color capabilities (“color printers”). We are currently working on a project to deploy color printers to replace certain existing printers and expect the implementation of this project to begin in late June 2006 and extend into future periods. The total expected capital requirement for this initiative is expected to be approximately $100 million. We expect that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these capital investments.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and the former joint venture partners in our Japanese operations (the “Restructuring Agreement”), we have a contingent obligation to pay these former joint venture partners a final deferred earnout payment based on the future operating results of Japan. For further discussion of the contingent earnout payment refer to Item 8—“Consolidated Financial Statements and Supplementary Data – Note 9 – Commitments and Contingencies”.

Stock Repurchases. On August 9, 2005, our Board of Directors authorized $100 million of funds to be available for the repurchase of our common stock. This authorization replenished the $100 million the Board of Directors authorized in September 2004. We repurchased 4.8 million shares of our common stock during fiscal year 2006 for a total of $114.3 million. During fiscal years 2005 and 2004, we repurchased 1.7 million and 0.7 million shares of our common stock for $44.2 million and $13.3 million respectively.

Prior to the purchase of shares during the fourth quarter of 2005, we had not purchased shares since June 2003. Subsequent to June 2003, we were precluded from stock repurchases under the terms of our previous credit facility until that facility was replaced on August 27, 2004 with the August 2004 Credit Facility (as defined in Item 9 – Note 8 – “Short Term Borrowings and Long Term Debt”), which does not contain this restriction. We intend to use cash flows from operations and funds available under the August 2004 Credit Facility to finance the remaining authorized repurchases of our common stock.

As of March 31, 2006, there was $41.5 million remaining under the August 9, 2005 authorization to repurchase shares. Factors governing the future repurchase of our common stock will include consideration of the market price of the common stock at the time of the contemplated repurchase. This authorization will expire when the total dollar amount authorized by our Board of Directors has been expended.

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

Impairment Testing of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect our analysis of the impairment of goodwill. To test goodwill for impairment, we are required to estimate the fair value of each of our reporting units. Since quoted market prices in an active market are not available for our reporting units, we use other valuation techniques. We have developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates our estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. We estimate a corporate-wide weighted average cost of capital to use as the discount rate. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill. Goodwill assigned to the operating segments of CMS, CHR and CMI is not highly sensitive to changes in assumptions due to the fact that the estimated fair value of the reporting units in these operating segments significantly exceeds the amount of goodwill attributed to the reporting units.

Impairment Testing of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing for impairment, we are required to estimate the specific cash inflows and outflows expected to be generated from the long-lived asset during its remaining useful life. Changes to management’s judgments and estimates used in determining the timing of testing, the specific net cash flows related to the asset, the asset’s remaining useful life or the projected amount of future net cash flows could materially affect the outcome of the impairment analysis. In addition, if the undiscounted cash flows are less than the asset’s net book value, then management must determine the fair market value of the asset. Generally, quoted market prices in active markets are not available for our significant long-lived assets. As such, management generally uses a discounted cash flow technique to determine the fair value. Management’s assumptions regarding the discount rate used to apply to the forecasted future net cash flows can also materially affect the outcome of the impairment analysis. During fiscal year 2006, there were no long-lived asset groups for which we identified a triggering event requiring impairment testing.

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

Tax Contingencies. Despite our belief that our tax positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax contingencies. Our contingencies are adjusted in light of changing facts and circumstances, such as the progress of our tax audits as well as evolving case law. Our income tax expense includes the impact of contingency provisions and changes to our contingencies that we consider appropriate. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution. We have incorporated historical experience and the previously mentioned factors into the determination of each of these estimates and, historically, except for the sales tax assessment discussed above, have not experienced significant adjustments.

Recent Accounting Pronouncements

See Item 8 – Note 2 – “Summary of Significant Accounting Policies – Accounting Standards Not Yet Adopted” for a discussion of recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements

Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risk factors should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see Part I — “Special Note Regarding Forward-Looking Statements” and Item 1A – “Risk Factors.” Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates in our international operations.

Interest Rates

We centrally manage our domestic debt and consider investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a line of credit with interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. International debt relates to our Japan subsidiary and is used to fund purchases of equipment and for ongoing operations. A 100 basis point change in interest rates, based on the average outstanding indebtedness for fiscal year 2006, would have resulted in a corresponding change in interest expense of approximately $0.4 million.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a loss of $1.4 million in our consolidated net income in fiscal year 2006, a $1.1 million gain in our consolidated net income in fiscal year 2005 and a $0.6 million gain in fiscal year 2004. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our fiscal year 2006 and fiscal year 2005 net income in local currency, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either fiscal year 2006 or fiscal year 2005. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Our revenues from continuing foreign operations represented approximately 17.7% of our total revenues from continuing operations in fiscal year 2006, 15.6% in fiscal year 2005 and 12.1% in fiscal year 2004. For a discussion on the effect of changes in foreign currency exchange rates on our revenues for fiscal year 2006, see in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Translation and Its Effect on Revenues.”

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of March 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in its report which appears herein.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Catalina Marketing Corporation:

We have completed integrated audits of Catalina Marketing Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catalina Marketing Corporation and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control- Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Tampa, Florida

May 26, 2006

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
	(In thousands except per share data)
Revenues	$417,746	$410,062	$408,632
Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below) amortization shown below)	135,475	129,449	140,401
Selling, general and administrative expense	132,098	129,365	124,856
Depreciation and amortization	35,986	42,446	45,243

Total costs and expenses	303,559	301,260	310,500

Income from operations	114,187	108,802	98,132

Interest (expense)	(1,006)	(1,490)	(2,935)
Other income, net	495	2,940	2,399

Income from continuing operations before income taxes	113,676	110,252	97,596

Provision for income taxes	42,060	41,656	37,199

Income from continuing operations	71,616	68,596	60,397

Discontinued operations:
Loss from discontinued operations	—	(4,272)	(78,900)
Gain on dispositions of discontinued operations, net	—	1,128	—

Loss from discontinued operations	—	(3,144)	(78,900)

Cumulative effect of accounting change, net of $.6 million tax benefit	—	—	(770)

Net income (loss)	$71,616	$65,452	$(19,273)

Earnings per share – basic:
Income per common share from continuing operations	$1.47	$1.31	$1.15
Loss per common share from discontinued operations	—	(0.06)	(1.50)
Cumulative effect of accounting change	—	—	(0.02)

Net income (loss) per common share	$1.47	$1.25	$(0.37)

Weighted average common shares outstanding	48,629	52,167	52,304

Earnings per share – diluted:
Income per common share from continuing operations	$1.46	$1.31	$1.15
Loss per common share from discontinued operations	—	(0.06)	(1.50)
Cumulative effect of accounting change	—	—	(0.02)

Net income (loss) per common share	$1.46	$1.25	$(0.37)

Weighted average common shares outstanding	48,925	52,356	52,324

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2006	2005
	(In thousands except share data)
ASSETS

Current Assets:
Cash and cash equivalents	$28,117	$116,191
Accounts receivable, net	63,092	58,708
Inventory	4,579	4,703
Deferred tax asset	6,386	6,108
Prepaid expenses and other current assets	10,978	9,558

Total current assets	113,152	195,268
Property and equipment:
Store equipment	248,621	222,897
Furniture and office equipment	55,469	57,191
Building	22,296	22,296
Building and other improvements	8,983	8,926
Software	36,655	38,507
Land	4,110	4,110

	376,134	353,927
Less - accumulated depreciation and amortization	(247,633)	(250,591)

Property and equipment, net	128,501	103,336
Patents, net	9,977	11,681
Goodwill	83,992	80,495
Other assets	1,473	1,958

Total assets	$337,095	$392,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,245	$21,032
Income taxes payable	4,988	6,810
Accrued expenses	58,421	62,137
Deferred revenue	28,989	28,457
Current portion of long-term debt	53	30,299

Total current liabilities	121,696	148,735

Long-term deferred tax liability	6,817	9,738
Long-term debt	61,803	34,324
Other long-term liabilities	3,622	3,567

Total liabilities	$193,938	$196,364
Commitments and contingencies
Stockholders' Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 46,138,208 and 50,760,666 shares issued and outstanding at March 31, 2006 and March 31, 2005, respectively	461	508
Additional paid-in capital	14	—
Accumulated other comprehensive income	509	251
Retained earnings	142,173	195,615

Total stockholders' equity	143,157	196,374

Total liabilities and stockholders' equity	$337,095	$392,738

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive Income (Loss)	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2003		52,755	$528	$1,526	$289	$213,652	$215,995
Issuance of common stock		89	1	1,430	—	—	1,431
Increase in in investment of subsidiary, net of tax		—	—	25	—	—	25
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	271	—	—	271
Repurchase, retirement and cancellation of common stock		(749)	(8)	(888)	—	(12,411)	(13,307)
Deferred compensation plan common stock unit and Directors' common stock grants		39	—	121	—	—	121
Net loss	$(19,273)	—	—	—	—	(19,273)	(19,273)
Foreign currency translation adjustment	(601)	—	—	—	(601)	—	(601)

Comprehensive income	$(19,874)	—	—	—	—	—	—

BALANCE AT MARCH 31, 2004		52,134	$521	$2,485	$(312)	$181,968	$184,662

Issuance of common stock		230	2	4,682	—	—	4,684
Increase in investment in subsidiary, net of tax		—	—	238	—	—	238
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	258	—	—	258
Repurchase, retirement and cancellation of common stock		(1,652)	(16)	(8,023)	—	(36,135)	(44,174)
Deferred compensation plan common stock unit and Directors' common stock grants		49	1	343	—	—	344
Dividends on common stock		—	—	17	—	(15,670)	(15,653)
Net income	$65,452	—	—	—	—	65,452	65,452
Foreign currency translation adjustment	563	—	—	—	563	—	563

Comprehensive income	$66,015	—	—	—	—	—	—

BALANCE AT MARCH 31, 2005		50,761	$508	$—	$251	$195,615	$196,374

Issuance of common stock		139	1	2,771	—	—	2,772
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	345	—	—	345
Repurchase, retirement and cancellation of common stock		(4,780)	(48)	(3,689)	—	(110,580)	(114,317)
Deferred compensation plan common stock unit and Directors' common stock grants		18	—	560	—	—	560
Dividends		—	—	27	—	(14,478)	(14,451)
Net income	$71,616	—	—	—	—	71,616	71,616
Foreign currency translation adjustment	258	—	—	—	258	—	258

Comprehensive income	$71,874	—	—	—	—	—	—

BALANCE AT MARCH 31, 2006		46,138	$461	$14	$509	$142,173	$143,157

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$71,616	$65,452	$(19,273)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,986	43,689	47,637
Provision for (recoveries of) doubtful accounts	181	(297)	1,075
Amortization of deferred financing fees	144	276	909
Impairment charges	—	4,907	85,565
Cumulative effect of accounting change, net-of-tax	—	—	770
Loss on sale of equipment and businesses	1,275	1,994	2,488
Deferred income taxes	(3,303)	2,394	2,177
Other non-cash operating activities	995	1,058	241
Changes in operating assets and liabilities:
Accounts receivable	(7,158)	(4,101)	19,531
Inventory, prepaid expenses and other assets	(1,560)	3,786	535
Accounts payable	8,747	6,226	(3,754)
Taxes payable	(1,765)	4,602	(5,169)
Accrued expenses	(5,075)	(7,375)	7,241
Deferred revenue	1,591	(4,620)	(1,840)

Net cash provided by operating activities	101,674	117,991	138,133

Cash Flows from Investing Activities:
Capital expenditures	(60,254)	(22,527)	(26,427)
Proceeds from sale of property, equipment and businesses	—	5,850	451
Business acquisition payments	(3,497)	(914)	(23,787)

Net cash used in investing activities	(63,751)	(17,591)	(49,763)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	75,000	30,000	47,000
Payments on the Corporate Facility	(76,000)	—	(59,000)
Payments on VIE indebtedness	—	(29,565)	—
Proceeds from Japan borrowings	3,273	33,831	10,591
Payments on Japan borrowings	(278)	(37,042)	(3,718)
Repurchase of Company common stock	(114,317)	(44,174)	(13,307)
Proceeds from issuance of common and subsidiary stock	2,772	4,922	1,684
Cash dividends paid	(14,451)	(15,653)
Financing fees paid	—	(714)	(1,082)

Net cash used in financing activities	(124,001)	(58,395)	(17,832)

Effect of exchange rate changes on cash and cash equivalents	(1,996)	1,482	451

Net change in cash and cash equivalents	(88,074)	43,487	70,989
Cash and cash equivalents at beginning of year	116,191	72,704	1,715

Cash and cash equivalents at end of year	$28,117	$116,191	$72,704

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$774	$1,827	$1,787
Income taxes	$46,780	$31,666	$33,263

See accompanying Notes to the Consolidated Financial Statements

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed CPG manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a communication to print, manufacturers and retailers can deliver customized communications to only the consumers they wish to reach. We track actual purchase behavior and use Universal Product Code-based scanner technology to target consumers at the checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

We are organized and managed by segments which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and Catalina Marketing International (“CMI”).

In November 2003, we announced our intent to divest Japan Billboard, Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”) which were deemed not to be strategically aligned with our current core businesses. Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. These three business units were sold during fiscal year 2005. Their results of operations are shown as discontinued operations in the accompanying Consolidated Statements of Operations. For further information regarding our discontinued operations see Note 19.

We previously reported the activities of Retail Services and CMRS in a segment called “Other.” Effective April 1, 2004, we restructured the Retail Services and Manufacturer Services units by combining Retail Services and Manufacturer Services and renaming the segment Catalina Marketing Services. The combination was part of our strategy to optimize our selling and administrative efforts. As a result of the combination and the sale of CMRS, the “Other” segment is no longer a reported segment. Segment information for fiscal year 2004 for Retail Services was reclassified to CMS to reflect the new segment reporting.

CMS services domestic retailers and consumer product manufacturers, primarily within the CPG industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications that are delivered at the point-of-sale. The primary service line of CMS is the in-store delivery of communications at the checkout lane of a retailer. CMS links its proprietary software, computers, central databases and printers with a retailer’s point-of-sale controllers and scanners. The network prints customized communications at the point-of-sale based on product Universal Product Codes or other scanned information. The printed communications are handed to consumers by the cashier at the end of the shopping transaction.

CHR services allow pharmaceutical and CPG manufacturers, as well as retail pharmacies, to provide consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings use an in-store, prescription-based targeting technology to provide targeted, direct-to-patient communications on behalf of our clients. These communication services include messages and educational information provided to healthcare patients at the pharmacy throughout the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to consumers based on a variety or combination of factors including demographic data such as age and gender information, transactional data, the National Drug Codes found on all prescription drugs and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

CMI operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany and Japan. The Catalina Marketing Network® operates internationally in a similar manner as the domestic CMS business in offering a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers. In addition, in certain European markets, we work with clients using a business model we refer to as “retail centric” in that we derive revenue from the retailers for managing loyalty programs and in-store promotions.

Basis of Presentation. These Consolidated Financial Statements were prepared in conformity with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP required management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, were significant to the underlying amounts included in the consolidated financial statements and for which it would be reasonably possible that future events or information could change those estimates include impairment of long-lived assets, the realization of deferred income tax assets and the resolution of tax and legal contingencies.

The Consolidated Financial Statements included our accounts as well as the accounts of our wholly-owned subsidiaries. All intercompany transactions were eliminated in consolidation. The accounts of the wholly-owned foreign subsidiaries were included for the twelve months ended December 31, which was their fiscal year end, to facilitate the timing of our closing process.

The results of operations from our divested business units and the related net gain on disposition were reflected in the accompanying statement of operations as discontinued operations. The results of operations of the discontinued business units for fiscal year 2004 were reclassified to conform to the current year’s presentation.

In addition, the Consolidated Financial Statements for fiscal year 2004 included the accounts of a variable interest entity from which we leased our headquarters facility in St. Petersburg, FL. We determined that we were the primary beneficiary of this entity and, thus, consolidated the accounts of this entity pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” The headquarters facility was purchased by us in fiscal year 2005.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue. We deliver targeted marketing services through various channels. The following revenue recognition policies are followed for our significant revenue-generating segments and transactions:

Catalina Marketing Services and Catalina Marketing International

Our CMS and CMI segments generate revenue primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total communications delivered multiplied by a per-print fee. Delivered communications include targeted promotions, messages and sweepstakes. We generally bill clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted communications or messages for a specified category, or categories, within a specified period of time referred to as a “cycle.” The delivery is based upon particular triggering transactions that are registered at the point-of-sale (i.e., the checkout counter of a retail store). The majority of CMS contracts cover multiple cycles. The client is given the exclusive right to have communications delivered for a particular product category during the applicable cycle.

We have concluded that recognizing revenue as the communications are delivered is a systematic and rational method that represents the pattern over which the revenue is earned and our obligations to clients are fulfilled. Furthermore, we believe that the exclusivity feature is not a separate deliverable apart from the delivery of the targeted communication. Therefore, we recognize in-store electronic marketing service revenue as the communications are delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are reflected as deferred revenue and subsequently recognized when (1) the communications are delivered or (2) in full in the eighteenth month after the end of the last cycle if the minimum number of communications have not been delivered by the end of the last cycle specified in the contract. Occasionally, if the minimum number of program communications is not delivered within the applicable cycles, the remaining allotment of communications may be transferred to future cycles in order to permit the client to reach the contracted minimums.

In certain fixed-fee program arrangements where a fixed number of targeted communications are not required, revenue is deferred and recognized ratably over the particular cycle or cycles, regardless of the number of incentives delivered.

We engage in certain barter transactions with some of our retail clients, exchanging primarily in-store, electronic marketing delivery services (“retail communications”) for access to the retail client’s shoppers at the checkout. Access to the retail client occurs when a manufacturer communication is delivered. The barter transactions do not result in revenue recognition because the fair value of the consideration received and the value of the retail marketing services delivered are not determinable within the criteria established under U.S. GAAP. The retailers can defer the delivery of our retail communications up to eighteen months after the initial exchange of consumer access. However, we estimate and accrue the projected costs to be expended for the delivery of the retail communications when access to the retail shopper is provided.

Catalina Health Resource

CHR generates revenues by providing targeted direct-to-patient communications in retail pharmacies, referred to as PATIENTLink™, via the Health Resource Network. PATIENTLink™ includes prescription information, therapeutically relevant editorial content and product information. We generally bill clients a fee in advance of the delivery of a fixed number of customized prints or “messages” within specified time periods, typically 6 to 15 months. Delivery is triggered by transactions that are registered at the retail pharmacy’s point-of-sale. For particular triggers, the client is given the exclusive right to have its messages delivered based upon a particular product category trigger during the applicable time period.

We have concluded that recognizing revenue as a PATIENTLink™ print is delivered is a systematic and rational method that represents the pattern over which the revenue is earned and obligations to clients are fulfilled. Furthermore, we believe that the exclusivity feature is not a separate deliverable apart from the delivery of the customized print. CHR recognizes revenue when the print is delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are deferred and recognized as revenue when delivery occurs or in full in the twelfth month after the end of the last cycle specified in the contract. Occasionally, if the minimum number of customized newsletters is not printed, the remaining allotment of messages may be extended or transferred to future periods in order to permit the client to reach the contracted print minimums.

In certain fixed-fee program arrangements where a fixed number of messages is not required, revenue is recognized ratably over the particular period of the related contract, regardless of the number of customized prints delivered.

In some cases, a guaranteed level of performance on a direct-to-patient communication program is required, such as a required minimum return on the client’s investment. When such an uncertainty about the client’s acceptance of program performance exists, revenue is not recognized until such time that the client accepts the level of program performance.

Research and Development. Our research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network® and Health Resource Network, market research, software development, and system upgrades. For each of the fiscal years ended March 31, 2006, 2005 and 2004, expenditures for research and development, which are included in selling, general and administrative expenses, were $0.9 million, $2.0 million and $1.2 million, respectively. These expenditures include internal and external labor primarily for the development of our networks.

Advertising Costs. Advertising costs are expensed as incurred and amounted to $1.4 million, $0.6 million and $0.9 million in the years ended March 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the foreign subsidiaries’ fiscal year and income statement accounts are translated at weighted average exchange rates for the year. Translation adjustments are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

Foreign Currency Transactions. Net realized and unrealized gains and losses from foreign currency transactions are included in Other income (expenses), net in our Consolidated Statements of Operations, and were a $1.4 million loss, a $1.1 million gain and a $0.6 million gain for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Net Income (Loss) Per Common Share. For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income (loss). The following was a reconciliation of the denominator of basic and diluted earnings per share (“EPS”) computations shown on the face of the accompanying Consolidated Financial Statements (in thousands):

	Year Ended March 31,
	2006	2005	2004
Basic weighted average common shares outstanding	48,629	52,167	52,304
Dilutive effect of options outstanding	296	189	20

Diluted weighted average common shares outstanding	48,925	52,356	52,324

We repurchased 4.8 million, 1.7 million and 0.7 million shares of our common stock during fiscal years 2006, 2005 and 2004, respectively.

The following outstanding options were not included in the computation of diluted EPS because their effect would have been anti-dilutive (in thousands except price per share data):

	Year Ended March 31,
	2006	2005	2004
Outstanding options	4,102	5,113	4,305
Range of prices	$26.31 - $36.82	$26.31 - $36.82	$18.13 - $36.82

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at fair value. Of the total amount of cash and cash equivalents as of March 31, 2006 and 2005, $22.4 million and $19.3 million, respectively, was held by our France subsidiary.

Accounts Receivable. Accounts receivable are recorded on a gross basis less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic factors, known information about the financial condition of our clients and the amount and age of the accounts. The accounts are generally written off after all collection attempts have been exhausted. We record a provision for estimated doubtful accounts as part of direct operating expenses. The following is a detail of the activity in our allowance for doubtful accounts for the years indicated (in thousands):

	Year Ended March 31,
Allowance for Doubtful Accounts	2006	2005	2004
Beginning balance	$2,443	$3,674	$3,911
Increase (decrease) in provision	181	(297)	1,075
Account write-offs, net of recoveries	(829)	(934)	(1,312)

Ending balance	$1,795	$2,443	$3,674

Inventory. Inventory consists primarily of paper used for printing communications and is located at clients’ locations, primarily in supermarkets and retailers’ warehouses. We record paper usage primarily based on actual print length at the time the communication is delivered and use the first-in, first-out method of costing. The paper inventory balance is adjusted periodically based on our physical inventory observation. Inventory is stated at the lower of cost or market.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows: store equipment — currently five years although printers to be purchased in conjunction with our color printer initiative will be depreciated over seven years; furniture and office equipment — five to ten years; building — thirty-nine and one-half years; building and other improvements — generally seven to ten years, but not to exceed the lease period; and purchased software — amortized over the length of the software agreement, not to exceed five years. Prior to the sale of our Japan Billboard business, billboards were depreciated using the straight-line method over an estimated useful life of eight years. Third-party installation costs for store equipment, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related store equipment. Maintenance and repair costs are expensed as incurred.

Capitalized Software Development Costs. Costs for software developed for internal use are capitalized in accordance with AICPA Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized over five years. Computer software is internally developed to meet our internal requirements, and no substantive plan exists or is being developed to externally market internally developed software. Computer software costs that are incurred by us in the preliminary project stage are expensed as incurred. Certain other costs that meet the criteria of SOP 98-1 are capitalized. These costs include external direct costs of materials, external services consumed in developing internal-use computer software, and specifically identifiable payroll and payroll-related costs for employees who are directly associated with the development of internal-use computer software. Training costs and data conversion costs are expensed as incurred.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets, net of the fair value of liabilities assumed in a business combination. Goodwill is subject to impairment tests to be performed at least annually, and more frequently if events and circumstances indicate that impairment is likely. Impairment is indicated when the fair market value is less than the carrying value of the reporting unit. Asset values determined to be impaired are expensed in the period when impairment is determined. To determine fair market value, we use a discounted cash flow approach, using the same assumptions as those used to develop our three-year, long-range plan, updated as necessary based on our internally-generated monthly forecasts. We incorporate a terminal value cash flow based upon an estimated future growth rate. See additional discussion in Note 3.

Patents, Net. The amount capitalized as patents includes only those patents acquired from others, primarily arising from our acquisitions of businesses. Patents are amortized over their estimated useful lives which range from five to twenty years, using the straight-line method.

Impairment Testing of Long-Lived Assets. We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying value of the long-lived assets will not be recoverable, as determined based on the expected undiscounted future cash flows of the long-lived assets, our carrying value of the long-lived assets is reduced by the amount by which the carrying value exceeds fair value. We use a discounted cash flow approach to determine fair value. Cash flows utilized in these analyses include the same assumptions as those used in our three-year, long-range plan, updated as necessary based on our internally-generated monthly forecasts. See additional discussion in Note 5.

Stock Based Compensation. We account for option, stock grant and stock purchase plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which approximately $0.3 million, $0.2 million and $0.3 million in compensation expense has been recognized for fiscal years 2006, 2005 and 2004, respectively. We follow SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During fiscal years 2006, 2005 and 2004, we used the following weighted average assumptions in our fair value calculations for those grants issued in the respective years:

	Year Ended March 31,
	2006	2005	2004
Volatility	42.9%	45.1%	49.3%
Risk-free rate (based on date of grant)	4.3%	3.6%	3.0%
Expected dividend yield (1)	1.2%	1.3%	0.0%
Expected life	5 years	5 years	6 years

(1)	The expected dividend yield is determined as of the date of the grant. We did not pay dividends prior to fiscal year 2005. The dividend yield component of the option pricing model for the grants made in fiscal year 2006 was based on management’s expectation of future dividends to be paid over the life of the option.

The per share weighted average fair values of options granted, including those shares issued under the employee stock purchase plan, in fiscal years 2006, 2005 and 2004 were $9.51, $9.56 and $8.04, respectively.

Had compensation expense for these plans been recognized in accordance with SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Year Ended March 31,
	2006	2005	2004
Net income:
As reported	$71,616	$65,452	$(19,273)
Add stock-based employee compensation expense included in reported net income, net of tax	300	238	262
Deduct total stock based employee compensation expense determined under fair value based method for all awards net of tax(1)	(6,635)	(6,696)	(10,706)

Pro forma net income (loss)	$65,281	$58,994	$(29,717)

Basic earnings (loss) per common share:
As reported	$1.47	$1.25	$(0.37)
Pro forma	$1.34	$1.13	$(0.57)
Diluted earnings (loss) per common share:
As reported	$1.46	$1.25	$(0.37)
Pro forma	$1.34	$1.13	$(0.57)

(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	$281	$26	$387

In fiscal year 2006, we reduced pro forma stock compensation expense by $19.3 million, net of income taxes, due to the reversal of expense related to forfeited options and changes to the estimated number of shares expected to vest for certain performance-based options. Conversely, our pro forma stock compensation expense for fiscal 2006 was increased by approximately $8.2 million, net of income taxes, due to the accelerated vesting of certain options. Effective February 23, 2006, our Board of Directors approved the acceleration of vesting of all unvested options held by certain employees and having an exercise price of $26.31 or greater. Options with respect to 836,618 shares of our common stock were subject to the acceleration.

In fiscal year 2005, we reduced pro forma stock compensation expense by $5.6 million, net of income taxes, due to the reversal of expense related to forfeited options and changes to the estimated number of shares expected to vest for certain performance-based options. Conversely, our pro forma stock compensation expense for fiscal 2005 was increased by approximately $4.6 million, net of income taxes, due to the accelerated vesting of certain options. Effective March 31, 2005, our Board of Directors approved the acceleration of vesting of all unvested options held by employees to purchase our common stock and having an exercise price of $33.46 or greater. Options with respect to 316,220 shares of our common stock were subject to the acceleration.

In fiscal year 2004, several of our executives left the Company prior to the vesting of their options and, as a result, their options were forfeited. The pro forma compensation expense for fiscal year 2004 shown in the table above includes a reversal of previously reported pro forma compensation expense of $10.1 million, net of income taxes, related to these forfeited options.

With regards to the acceleration of options in fiscal years 2006 and 2005, those options that were accelerated had exercise prices in excess of the market value of our common stock on the date of the approval of the acceleration. The Board of Directors determined that the acceleration would serve the best interests of the shareholders by reducing our future compensation expense. As a result of the accelerated vesting of these options, we expect to avoid total compensation expense of approximately $12.8 million, net of income taxes, that we would otherwise have to recognize as an expense under SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which we are required to adopt effective April 1, 2006.

Fair Value of Financial Instruments. At March 31, 2006 and 2005, the carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The carrying value of our short-term borrowings and long-term debt approximate fair value and are based on current interest rate and credit spread assumptions.

Concentration of Risk. Financial instruments, which potentially subject us to concentration of credit risk, consist principally of trade accounts receivable. Our revenue and related trade receivables are derived primarily from the sale of in-store electronic marketing and direct-to-patient communications. Accounts receivable are due primarily from companies located throughout the United States, Europe and Japan. Credit is extended based on an evaluation of the client’s financial condition and, generally, collateral is not required. At March 31, 2006, approximately 32.1% of Accounts receivable, net related to three clients. These three clients accounted for approximately 20.7% of consolidated revenue for fiscal year 2006.

We rely on retail stores and pharmacies to provide access to their premises and consumers for the Catalina Marketing Network® and Health Resource Network to be successful. We believe the impact to the networks with respect to a loss of a single retail chain or pharmacy chain may be limited due to the diversity of participation. However, approximately 59.2% of the delivered in-store communications provided by CMS for its clients during the fiscal year ended March 31, 2006, were generated from within the stores belonging to five retail chains. Also, over 87.8% of the delivered communications we provided for pharmaceutical clients during the fiscal year ended March 31, 2006 were generated from within the pharmacies belonging to three retail pharmacy chains. If any of these five retail chains or three pharmacy chains were to decide not to renew their contract with us, or if they reduce the number of point-of-sale locations, a material reduction in revenues could result if these point-of-sale locations, or the transactions accessed at these locations, are not replaced.

During fiscal year 2004, the Health Resource Network was deinstalled in two retail pharmacy chains, Eckerd and CVS, which represented approximately 6,500 stores in the Health Resource Network. Revenues generated from prints delivered at Eckerd and CVS were approximately $9.9 million or 12.7% of total CHR revenue in fiscal year 2004. At March 31, 2006 and 2005, the Health Resource Network was installed in approximately 12,800 and 12,400 retail pharmacy outlets, respectively.

Accounting Standards Adopted in Fiscal Year 2006

SFAS No. 153. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on our results of operations or financial condition.

Accounting Standards Not Yet Adopted

SFAS No. 123R. In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the continued application of the guidance in Opinion No. 25, as long as the notes to the financial statements disclosed what net income would have been had the fair-value-based method been used. We elected to record the effect of share-based payments in accordance with Opinion No. 25 and disclosed the effect of SFAS No. 123 in our notes to the financial statements. SFAS No. 123R will require compensation cost relating to share-based payment transactions to be recognized in financial statements.

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

SFAS No. 123R is effective for us as of April 1, 2006 and we expect the adoption of SFAS No. 123R to have a material effect on our results of operations. See discussion of Stock Based Compensation above.

FAS No. 151. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement that may not include specific transition provisions. SFAS No. 154 generally requires retrospective application of a change in accounting principle to prior periods’ financial statements, or, in the event that such a retrospective application is impracticable, application of the change in accounting principle to the balances of assets, liabilities and, usually, retained earnings, of the earliest period for which retrospective application is practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial position or results of operations.

SFAS No. 155. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets and allows the election of fair value measurement on an instrument-by-instrument basis. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our results of operations or financial condition.

Note 3. Acquisitions, Dispositions and Goodwill

We have historically made acquisitions based on various factors including client relationships, service offerings, competitive position, reputation, experience and specialized know-how. Our acquisition strategy was to build upon the capabilities of our various strategic business platforms through the expansion of service capabilities. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. Due to the nature of our business, the companies we acquired frequently had minimal tangible net assets or identifiable intangible assets. The acquisition price was frequently determined by the future projected revenue and cash flow of the entity being acquired. Accordingly, a substantial portion of the purchase price was allocated to goodwill. We performed an annual impairment test to assess whether the fair value of goodwill had been impaired.

The following tables present the changes in the carrying amount of goodwill during fiscal years ended March 31, 2006 and 2005 (in thousands):

	Year Ended March 31, 2006
	CMS	CHR	DMS	CMI	CMRS	Total Consolidated
Beginning Balance	$20,210	$36,132	$—	$24,153	$—	$80,495
Goodwill acquired	—	3,497	—	—	—	3,497

Ending Balance	$20,210	$39,629	$—	$24,153	$—	$83,992

	Year Ended March 31, 2005
	CMS	CHR	DMS	CMI	CMRS	Total Consolidated
Beginning Balance	$20,210	$36,132	$1,609	$24,153	$2,639	$84,743
Impairment	—	—	(1,609)	—	(2,639)	(4,248)

Ending Balance	$20,210	$36,132	$—	$24,153	$—	$80,495

Fiscal Year 2006 Activity

On September 15, 2004, we notified holders of common stock and options to purchase common stock of CHR that we were tendering an offer to purchase the shares of CHR not held by us. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by us were tendered by March 31, 2005. Generally, CHR stockholders that owned their shares for a period of at least six months and one day prior to the day the shares were purchased by us were eligible to tender their shares under this offer. We paid $12.50 per share for 279,786 shares tendered by CHR shareholders, or $3.5 million, on April 8, 2005. In accordance with the purchase method of accounting, the $3.5 million was allocated to goodwill.

Fiscal Year 2005 Activity

In November 2003, we announced our intent to divest CMRS, DMS and Japan Billboard. As a result, we tested the goodwill of these reporting units for impairment during fiscal year 2004, resulting in partial impairment of goodwill.

We tested the goodwill at CMRS for impairment again during fiscal year 2005 due to a further decline in CMRS’ forecasted cash flows. Based upon this testing, we determined that an additional impairment of goodwill had occurred and recorded an impairment charge of $2.6 million within discontinued operations, thereby eliminating the goodwill attributable to this business unit.

Goodwill related to DMS of $1.6 million was also eliminated during fiscal year 2005 due to an additional decline in DMS’ forecasted cash flows. We did not expect to recover this goodwill. However, subsequent to the write-off of goodwill within discontinued operations, we sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on the sale.

Note 4. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	Weighted Avg. Useful Life As of March 31, 2006 (In years)	As of March 31,
		2006	2005
Purchased Patents	6.75	$23,679	$23,590
Accumulated amortization		(13,702)	(11,909)

Patents, net		$9,977	$11,681

Estimated future amortization of patents was as follows as of March 31, 2006 (in thousands):

Fiscal Year	Estimated Amortization
2007	$1,656
2008	1,641
2009	1,639
2010	1,629
2011	1,547

We recognized amortization expense of $ 1.8 million, $1.9 million and $1.8 million for fiscal years 2006, 2005 and 2004, respectively, which is included on the Consolidated Statements of Operations within Depreciation and Amortization.

Note 5. Impairment Charges

There were no impairment charges in fiscal year 2006. In fiscal years 2005 and 2004, we recorded impairment charges of $0.4 million and $0.3 million at CMRS and Corporate, respectively, because the estimated fair value of certain depreciable assets exceeded their carrying value. The impairment charge related to those assets of CMRS is included in Income (loss) from discontinued operations. The impairment charge related to those assets of Corporate was included in selling, general and administrative expenses.

During fiscal year 2004, Japan Billboard recognized impairment charges of $4.1 million to write down billboards and related fixtures to fair value. These charges are included in Income (loss) from discontinued operations. Fair value was determined using discounted forecasted future cash flows. The undiscounted cash flows expected to be generated from the billboards were less than the carrying amount. This was attributed to both the effects of the Initiative and the anticipated effects of an announcement by Japan’s Ministry of Health in January 2004 of its intention to sign and ratify the international Framework Convention on Tobacco Control (“FCTC”), an international treaty negotiated by the World Health Organization that sets minimum standards for tobacco control policies. The adoption of the FCTC was expected to further limit the ability of tobacco companies to advertise tobacco products on billboards in Japan.

See Note 3 for a discussion of impairment charges related to goodwill.

The following table summarizes the impairment charges related to goodwill and other long-lived assets we recorded (in thousands):

	Year Ended March 31,
	2006	2005	2004
DMS	$—	$1,609	$29,788
CMRS	—	3,010	21,179
Japan Billboard	—	—	34,598

Total for discontinued operations	$—	$4,619	$85,565
Corporate	—	288	—

	$—	$4,907	$85,565

Note 6. Detail of Accrued Expenses

Accrued expenses included (in thousands):

	As of March 31,
	2006	2005
Payroll related	$23,375	$24,356
Accrued retailer fees	9,811	9,842
Deferred compensation plans	5,096	4,746
Sales commissions	9,882	10,712
Accrued operating expenses	2,693	3,515
Business taxes	4,199	4,901
Other	3,365	4,065

Total accrued expenses	$58,421	$62,137

Note 7. Income Taxes

The components of income before income taxes and the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended March 31,
	2006	2005	2004
Income before income taxes:
Domestic	$97,374	$93,335	$86,787
Foreign	16,302	16,917	10,809

	$113,676	$110,252	$97,596

Income tax provision (benefit)
Current taxes:
Federal	$36,186	$34,437	$22,572
State	3,791	5,255	1,819
Foreign	5,282	5,790	4,492

	45,259	45,482	28,883

Deferred taxes:
Current taxes
Federal	(2,960)	(3,442)	7,553
State	(338)	(377)	1,139
Foreign	99	(7)	(376)

	(3,199)	(3,826)	8,316

Provision for income taxes	$42,060	$41,656	$37,199

The decrease in the state tax provision in fiscal 2006 is primarily attributable to the reversal of a state income tax contingency due to a favorable settlement in fiscal 2006.

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows (in thousands):

Expected federal statutory taxes at 35%	$39,786	$38,588	$34,158
State and foreign income taxes, net of federal benefit	2,180	3,022	2,478
Tax expense (benefit) of foreign branches	1,005	(3,991)	(2,767)
Increase (decrease) in valuation allowance	(1,327)	3,798	3,227
Other	416	239	103

Provision for income taxes	$42,060	$41,656	$37,199

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

Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and from revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

	As of March 31,
	2006	2005
Deferred Tax Assets:
Payroll related items	$1,273	$1,248
Deferred revenue	2,205	1,663
Provision for doubtful accounts	581	814
Accrued expenses	2,328	2,383
Net operating loss carryforwards	14,872	15,882
Investments in unconsolidated equity securities	990	990
Capital loss carryforward	11,464	11,969
Other	22	267

	33,735	35,216
Valuation allowance	(29,789)	(31,116)

Net deferred tax assets	3,946	4,100

Deferred Tax Liabilities:
Depreciation and amortization	(4,377)	(7,730)

Net deferred tax assets (liabilities)	$(431)	$(3,630)

Net deferred tax assets (liabilities) consisted of:

	As of March 31,
	2006	2005
Deferred tax asset current	$6,386	$6,108
Long-term deferred tax asset	—	—
Deferred tax liability current	—	—
Long-term deferred tax liability	(6,817)	(9,738)

Net deferred tax assets (liabilities)	$(431)	$(3,630)

We periodically review the need for a valuation allowance against deferred tax assets and recognize these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, we believe that the valuation allowances provided are appropriate. The valuation allowance decreased by $1.3 million during fiscal year 2006 and increased $13.5 million during fiscal year 2005. The decrease in the valuation allowance of $1.3 million in fiscal year 2006 was primarily due to a decrease in foreign tax assets and utilization of a portion of the capital loss carryforward. The increase in the valuation allowance of $13.5 million in fiscal year 2005 is due to a $9.7 million increase included in discontinued operations and a $3.8 million increase included in continuing operations. The increase in the valuation allowance related to discontinued operations is primarily due to an increase in the deferred tax assets recognized at Japan Billboard, primarily for the capital loss incurred on the sale of Japan Billboard. The increase in the valuation allowance on continuing operations in fiscal year 2005 is primarily due to an increase in the foreign deferred tax assets during the fiscal year. We have reserved against these foreign deferred tax assets because we believe that it is more likely than not that the deferred tax assets will not be realized.

As of March 31, 2006, we had cumulative U.S. federal taxable net operating loss (“NOL”) carryforwards of $0.1 million, which expire in 2017. These NOLs were acquired through various of our acquisitions and are limited by Internal Revenue Code Section 382 to an annual deduction of $0.5 million. In addition, various foreign subsidiaries had aggregate foreign taxable NOL carryforwards of $38.7 million. Approximately $9.6 million of the foreign NOLs can be carried forward indefinitely, while the remaining $29.1 million expire between 2007 and 2011. Foreign pre-tax losses represented by NOLs of approximately $34.9 million have already been deducted in the consolidated U.S. Corporation income tax return.

We do not provide for deferred taxes on certain unremitted foreign earnings, as we believe that earnings of our foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of March 31, 2006, the cumulative unremitted foreign earnings of our foreign subsidiaries are $31.8 million. It is impractical to determine the amount of unrecognized deferred taxes with respect to these earnings; however, a foreign tax credit may be available to partially reduce U.S. income taxes in the event of a distribution.

Note 8. Short-Term Borrowings and Long-Term Debt

Our short-term borrowings and long-term debt consisted of the following (in thousands):

	As of March 31,
	2006	2005
Credit Facility, interest from 0.715% to 5.419%, as of March 31, 2006 and from 0.695% to 3.475%, as of March 31, 2005	$61,803	$64,263
Long-term installment debt in Japan, interest from 4.65% to 5.68% as of March 31, 2006 and 2005, maturing through August 2006 (payable in yen)	53	360

Total debt obligations	61,856	64,623
Less current portion of long-term debt	(53)	(30,299)

Long-term debt	$61,803	$34,324

Maturities of long-term debt were as follows as of March 31, 2006 (in thousands):

Amount
2007	$—
2008	—
2009	61,803
2010	—
2011	—
2012 and after	—

Total long-term debt	$61,803

The August 2004 Credit Facility

On August 27, 2004, we entered into a five-year revolving credit facility with a group of lenders, led by Bank One, NA, as Agent (the “August 2004 Credit Facility” or the “Credit Facility”), which replaced the previous credit facility. The Credit Facility provides available borrowings of up to $125.0 million and has a feature that allows us to increase the revolving credit line to up to $175.0 million, under certain conditions. The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar-only commercial and standby letters of credit and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the Credit Facility, of $10.0 million. We use the Credit Facility for general corporate purposes including, but not limited to, refinancing of existing indebtedness, share repurchases, dividends, capital expenditures and acquisitions, as such terms are defined in the Credit Facility.

The interest rate on advances under the Credit Facility is based on (a) the greater of the Prime Rate or the Federal Funds Effective Rate plus one-half percent or, (b) the Eurocurrency Base Rate, as those terms are defined in the Credit Facility. A percentage margin, ranging from 0.625% to 1.125% and determined based upon our Leverage Ratio, as that ratio is defined in the Credit Facility, is added to the Eurocurrency Base Rate. Amounts due under the Credit Facility as of March 31, 2006 included a margin of 0.625%.

We pay a quarterly commitment fee ranging from 0.15% to 0.25% of the unused portion of the Credit Facility, which is determined based upon our Leverage Ratio. The commitment fee as of March 31, 2006 was payable at a rate of 0.15%. Usual and customary fees are payable for letters of credit that are issued under the agreement. We may, at our option, reduce the maximum commitment amount of the Credit Facility and generally may prepay any amounts outstanding without penalty. The Credit Facility is unsecured, with a negative pledge on all material assets, and is guaranteed by all of our material U.S. subsidiaries.

In accordance with the terms of the Credit Facility, we provide customary, ongoing representations, warranties and covenants, and are subject to quarterly financial covenant compliance. These representations, warranties and covenants include timely submission of financial statements, compliance with income tax, pension and other laws, limitations on liens and incurrence of debt, investments, mergers, consolidations and sales of assets and limitations on transactions with affiliates. Financial compliance covenants include Interest Expense Coverage and Leverage Ratios, as those terms are defined in the agreement. Events of default under the Credit Facility include, but are not limited to, failure to make payments of principal, interest or fees within the applicable cure period, violation of covenants or a change in control. We were in compliance with all Credit Facility covenants as of March 31, 2006.

We repaid amounts outstanding under a prior Japan credit facility with proceeds from the August 2004 Credit Facility on the date the agreement was executed. The total amount borrowed for payment on the prior Japan credit facility was approximately $31.8 million. Due to changes in the currency exchange rates between the U. S. dollar and the yen, and additional borrowing, the amount outstanding under the Japan borrowings was $32.8 million as of March 31, 2006. This amount has been classified as long-term due to our intent and ability to finance this amount through 2009.

There was $61.8 million outstanding under the Credit Facility as of March 31, 2006, with interest payable at rates ranging from 0.715% for the outstanding tranches due in yen, to 5.419% for the Eurodollar-based tranches due in U.S. dollars.

Note 9. Commitments and Contingencies

Lease Commitments. We lease certain office space and equipment under noncancellable operating leases that expire at various dates through fiscal year 2011. Rental expense under operating leases was $4.5 million, $5.8 million and $5.8 million, in fiscal years 2006, 2005 and 2004, respectively. Future minimum operating lease commitments as of March 31, 2006, were as follows (in thousands):

Fiscal Year	Amount
2007	$4,734
2008	4,794
2009	4,128
2010	3,694
2011	1,601
Thereafter	158

Total minimum lease payments	$19,109

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and the former joint venture partners in our Japanese operations (the “Restructuring Agreement”), we have a contingent obligation to pay these former joint venture partners a final deferred earnout payment based on the future operating results of Japan. The Restructuring Agreement stipulates a potential earnout payment based on a predetermined formula calculated using financial results during a consecutive four quarter period ending between June 30, 2006 and June 30, 2007. The determination of the applicable four quarter period is contingent upon Japan achieving financial results on certain financial measurements as specified in the Restructuring Agreement. Based on our current estimates, we do not expect the earnout payment to be material; however, due to the fact that the earnout payment is measured based on the actual future financial results of Japan, a change in the results of operations or financial condition of Japan could cause the earnout payment to vary significantly.

Purchase Commitments. We have a purchase commitment to Epson America, Inc. for the purchase of color printers and related consumables (e.g. ink and paper) for use by our Catalina Marketing Services and Catalina Marketing International business segments. The commitment provides for the purchase of printers over a period of approximately six years for a minimum of $88.2 million. We plan to begin purchasing printers under this commitment in late June 2006. As of March 31, 2006, we also had approximately $3.1 million of paper stock which we are committed to purchase in connection with an agreement with one of our vendors.

Our annual obligation for purchases of color printers and related consumables and our obligation for suppliers’ paper stock as of March 31, 2006, were as follows (dollars in thousands):

Fiscal Year	Amount
2007	$31,403
2008	27,000
2009	12,900
2008	12,000
2009	8,000

Total	$91,303

Income Tax Contingency. Despite our belief that our income tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. We are party to various claims and matters of litigation and tax assessments incidental to the normal course of our business. We record contingencies for these potential losses once they are deemed probable and estimable. We believe that the final resolution of these tax matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Government Investigations. On March 4, 2004, the SEC issued a formal order of private investigation that made formal an informal investigation previously initiated by the SEC. The informal investigation was initiated by the SEC after representatives of the Company contacted the SEC on June 30, 2003, to inform the SEC of certain revenue recognition timing issues that management identified at CHR. On April 4, 2006, we issued a press release to announce that we had received notification from the SEC that the SEC had completed its investigation of us and that the SEC did not intend to recommend enforcement action against us.

Other Legal Matters. In addition, we are involved in claims and litigation arising out of our business, including claims and litigation brought against us, and litigation initiated by us to protect our intellectual property. We record accruals for potential losses arising from these claims and litigation once they are deemed probable and estimable.

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In December 2003, Virginia P. Anderson and the Alaska Electric Pension Fund were named as co-lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2004, the Lead Plaintiffs served their Consolidated Amended Class Action Complaint on behalf of those who purchased our stock between August 14, 1999 and August 25, 2003, inclusive. We and other defendants subsequently moved to dismiss the Consolidated Amended Class Action Complaint which motion was denied by the court on March 31, 2005. Plaintiffs filed a motion for class certification in May 2005 which was subsequently granted by the court on February 16, 2006. The parties are currently engaged in discovery, including the production of documents. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

Certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions captioned The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, pending in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002. In December 2003, these actions were stayed pending a ruling by the district court on the anticipated motion to dismiss the Consolidated Amended Class Action Complaint in the federal securities action. In response to the parties’ request to extend the stay, the court in the Florida derivative action has stayed the action through October 30, 2006. The parties to the Delaware derivative action have also agreed to extend the stay in that action until October 30, 2006, and approval by the court is pending. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

Note 10. Stock-Based Compensation Plans

We administer the following plans which were approved by our Board of Directors and stockholders: The 1989 Stock Option Plan (the “1989 Plan”), which expired on April 26, 1999 and was replaced with the Amended and Restated 1999 Stock Award Plan (the “1999 Plan,” previously known as the 1999 Stock Option Plan); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the “1992 Grant Plan”), which expired on October 27, 2002 and was replaced with the Catalina Marketing Corporation 2002 Director Stock Grant Plan (the “2002 Grant Plan”); and an employee stock purchase plan, the 2004 Employee Payroll Deduction Stock Purchase Plan (the “2004 Purchase Plan”), which replaced the Catalina Marketing Corporation Employee Payroll Deduction Stock Purchase Plan that expired on April 19, 2004.

1989 Stock Option Plan. Pursuant to the 1989 Plan, 17,250,000 shares of our common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Through March 31, 2006, options to purchase an aggregate of 12,407,586 shares were granted, net of cancellations, of which options to purchase 150,622 shares were outstanding as of March 31, 2006.

The 1989 Plan provided for grants of Incentive Stock Options (“ISOs”) to employees (including employee directors). Options granted under the 1989 Plan generally became exercisable at a rate of 25% per year (20% per year for initial grants to new employees), commencing one year after the date of grant and generally had granted options to up to ten years. Certain options under the 1989 Plan, which were granted to certain of our executives, and which, vested after eight years but had an accelerated vesting schedule if we reach specified earnings per share targets, have all been cancelled. The exercise price of all ISOs granted under the 1989 Plan was required to be at least equal to the fair market value of the shares on the date of grant.

1999 Stock Option Plan. Pursuant to the 1999 Plan, 9,900,000 shares of our common stock are reserved for issuance upon the exercise of options granted under the 1999 Plan. Through March 31, 2006, options to purchase an aggregate of 7,866,445 shares have been granted, net of cancellations, under the 1999 Plan, of which options to purchase 7,407,234 shares were outstanding as of March 31, 2006.

The 1999 Plan provides for grants of ISOs to employees (including employee directors). For non-sales employees, options granted under the 1999 Plan generally become exercisable at a rate of 25% per year (20% per year for initial grants to new employees), commencing one year after the date of grant. For options granted prior to July 2004 to sales employees, initial grants to new sales employees vest at 20% in years two and three, and 30% in years four and five. Annual grants vest at 15% in years one and two, 20% in year three and 25% in years four and five. Generally, options have terms of up to ten years. Certain options under the 1999 Plan that vested after eight years and provided for accelerated vesting based upon reaching specified earnings per share targets were accelerated as part of our decision to accelerate certain underwater options. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the shares on the date of grant.

Aggregate Stock Option Activity. As of March 31, 2006, options to purchase an aggregate of 12,796,175 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 7,557,856 shares were outstanding; and 2,013,555 shares remained available for future grants under the 1999 Plan. Of the options outstanding as of fiscal years 2006, 2005 and 2004, options to purchase 4,152,727, 2,707,717 and 1,920,355 shares, respectively, were immediately exercisable, with weighted average exercise prices of $28.61, $30.32 and $31.08, respectively.

Stock option activity for fiscal years 2006, 2005 and 2004 for the 1989 and 1999 Stock Option Plans was as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding as of March 31, 2003	8,483,986	$28.18
Option activity:
Granted	351,000	16.80
Exercised	(42,856)	18.16
Canceled or expired	(4,218,790)	24.89

Options outstanding as of March 31, 2004	4,573,340	30.44
Option activity:
Granted	3,961,903	24.03
Exercised	(224,312)	20.38
Canceled or expired	(1,218,190)	28.36

Options outstanding as of March 31, 2005	7,092,741	27.50
Option activity:
Granted	2,143,769	24.28
Exercised	(107,240)	19.05
Canceled or expired	(1,571,414)	28.63

Options outstanding as of March 31, 2006	7,557,856	$26.48

Options available for future issuance as of March 31, 2006	2,013,555

Information on stock options was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of March 31, 2006	Weighted Average Exercise Price
$16.01-$25.00	3,455,656	8.8	$22.26	811,017	$20.18
$25.01-$33.00	3,379,625	7.0	$28.74	2,619,135	$29.16
$33.01-$41.00	722,575	5.1	$36.06	722,575	$36.06

	7,557,856			4,152,727

1992 Director Stock Grant Plan. The 1992 Grant Plan provides for grants of common stock to non-employee members of the Board of Directors. A total of 300,000 shares of our common stock were authorized for issuance under the 1992 Grant Plan. As of March 31, 2006, 137,930 shares had been granted, net of cancellations. Stock granted under the 1992 Grant Plan vests ratably in annual installments over each director’s remaining term. The 1992 Grant Plan expired on October 27, 2002; therefore, no shares are available for future grants under the 1992 Grant Plan.

2002 Director Stock Grant Plan. The 2002 Grant Plan, which replaced the 1992 Grant Plan, provides for grants of common stock to non-employee members of the Board of Directors. A total of 250,000 shares of our common stock were authorized for issuance under the 2002 Grant Plan. As of March 31, 2006, 41,692 have been granted from the 2002 Grant Plan leaving 208,308 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

Employee Stock Purchase Plan. Pursuant to the 2004 Purchase Plan, 1,300,000 shares of our common stock were reserved for issuance. During fiscal years 2006 and 2005, we issued 34,776 shares and 5,150 shares, respectively, to employees under the 2004 Purchase Plan. The weighted average fair market values of the shares issued were $25.38 and $29.63 for fiscal years 2006 and 2005, respectively. Shares available for future grant total 1,260,074 as of March 31, 2006.

Under the 2004 Purchase Plan, employees may purchase our common stock at 85% of the lower of the market price on the first or last day of an offering period. The maximum each employee may purchase in an offering period is $12,500 in market value of our common stock. We will typically have two, six-month offering periods each year. The 2004 Purchase Plan qualifies under Section 423 of the Internal Revenue Code of 1986.

Under the Catalina Marketing Corporation Employee Payroll Deduction Stock Purchase Plan, which expired on April 19, 2004, we issued 49,293 shares to employees during fiscal year 2004. The weighted average fair market value of the shares issued to employees was $17.65.

Note 11. Stockholder Protection Plan

We have adopted a Stockholder Protection Plan (the “Protection Plan”). To implement this Protection Plan, we declared a dividend of one Preferred Share Purchase Right on each outstanding share of our common stock. The dividend distribution was payable to stockholders of record on May 12, 1997. The rights will be exercisable for fractions of a share of our Series X Junior Participating Preferred Stock only if a person or group acquires 15% or more of our common stock or announces or commences a tender offer for 15% or more of the common stock, except for certain instances defined in the Protection Plan.

Note 12. Employee Benefit Plans

We maintain a 401(k) Savings Plan, which provides benefits for substantially all of our employees who meet minimum age and length-of-service requirements. Amounts charged to expense for this plan totaled $1.0 million in fiscal year 2006, $1.1 million in fiscal year 2005, and $1.0 million in fiscal year 2004.

We maintain a non-qualified deferred compensation plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is designed to permit certain of our employees and directors to defer a portion of their compensation. The Deferred Compensation Plan allows participants to elect deferral of certain types of compensation, including directors fees, stock grants under the 1992 and 2002 Grant Plans and shares issuable upon the exercise of stock options, into stock units in the Deferred Compensation Plan, each of which represents a share of our common stock, and creates the Catalina Marketing Corporation Deferred Compensation Trust (the “Trust”). Amounts deposited in stock unit accounts are distributed in the form of shares of our common stock upon a payment event. Through the Trust, investment options such as mutual funds and money market funds are available to participants.

We followed the accounting guidance in EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” As such, the accounts of the rabbi trust have been included in our Consolidated Financial Statements. The investment in assets other than our stock units and the related liability in the Deferred Compensation Plan were included in Prepaid Expenses and Other Current Assets and Accrued Expenses in our Consolidated Balance Sheets, respectively. We determined that all of our Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during fiscal years 2006, 2005, and 2004 were net increases to compensation expense of $0.7 million, $0.3 million, and $1.6 million, respectively. Participants’ elections to invest in our stock units are irrevocable. These stock units were initially recorded at fair value in the Statement of Stockholders’ Equity and were not subsequently marked to market.

Note 13. Subsidiary Stock Option Plan

Catalina Health Resource, Inc. (“CHR”) administered the Health Resource Publishing Company 1995 Stock Option Plan (the “1995 Plan”), which was approved by the Board of Directors and stockholders of CHR. The 1995 Plan expired on March 31, 2005.

Pursuant to the 1995 Plan, 1,250,000 shares of CHR’s common stock were reserved for issuance upon the exercise of options granted under the 1995 Plan. As of March 31, 2006, options to purchase an aggregate of 1,057,860 shares had been granted, net of cancellations, all of which have been exercised. No options were outstanding as of fiscal years 2006. In 2005 and 2004, options to purchase 500 and 44,405 shares, respectively, were immediately exercisable, at weighted average exercise prices of $6.53 and $9.12 per share, respectively.

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

Stock option activity for fiscal years 2006, 2005 and 2004 was as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding as of March 31, 2003	178,753	$6.79

Option activity:
Granted	—	—
Exercised	(58,051)	4.58
Canceled or expired	(57,438)	7.29

Options outstanding as of March 31, 2004	63,264	8.35

Option activity:
Granted	—	—
Exercised	(43,187)	6.53
Canceled or expired	(19,577)	12.40

Options outstanding as of March 31, 2005	500	6.53

Option activity:
Granted
Exercised
Canceled or expired	(500)	6.53

Options outstanding as of March 31, 2006	—	—

Options available for future issuance as of March 31, 2006	—	—

See Note 14 for information about the tender offer to purchase CHR shares.

Note 14. Subsidiary Stock Issuances

We account for gains and losses on the issuances of our subsidiaries’ stock as changes to paid-in capital. Our subsidiary, CHR, issued stock to employees and non-employee directors during the fiscal years ended March 31, 2005 and 2004. Information on CHR stock issuances and the resulting change in our ownership of this subsidiary is included in the following table. (Amounts in thousands, except per share and percentage data.)

	Year Ended March 31,
	2006	2005	2004
Beginning ownership percentage	95.4%	96.0%	96.9%
Number of shares issued	—	43	58
Average price per share on new share issues	$—	$6.53	$4.58
Total cash proceeds received from share issues	$—	$238	$266
Number of subsidiary shares purchased by the Company	280	—	—
Total amount paid by the Company for the share purchases	$3,497	$—	$—
Ending ownership percentage	100.0%	95.4%	96.0%

On September 15, 2004, we notified holders of common stock and options to purchase common stock of CHR that we were tendering an offer to purchase the shares of CHR not held by us. The tender offer period began on January 3, 2005 and closed on March 31, 2005. All remaining outstanding shares of CHR not held by us were tendered by March 31, 2005. Generally, CHR stockholders that owned their shares for a period of at least six months and one day prior to the day the shares were purchased by us were eligible to tender their shares under this offer. We paid $12.50 per share for 279,786 shares tendered by CHR shareholders, or $3.5 million, on April 8, 2005.

Note 15. Share Repurchase Authorization and Share Repurchases

On August 9, 2005, the Board of Directors authorized $100 million of funds to be available for the repurchase of our common stock. This authorization replenished the $100 million the Board of Directors authorized in September 2004. We repurchased 4.8 million shares of our common stock during fiscal year 2006 for a total of $114.3 million and 1.7 million shares of our common stock for $44.2 million in fiscal year 2005. Prior to the purchase of shares during the fourth quarter of 2005, we had not purchased shares since June 2003. Subsequent to June 2003, we were precluded from stock repurchases under the terms of our prior facility until that facility was replaced on August 27, 2004 with the August 2004 Credit Facility, after which time we were no longer restricted from repurchases of our common stock pursuant to the terms of our August 2004 Credit Facility.

As of March 31, 2006, there was $41.5 million remaining under the August 9, 2005 authorization to repurchase shares. This authorization will expire when the total dollar amount authorized by our Board of Directors has been expended.

Note 16. Cash Dividend

On August 9, 2005 the Board of Directors declared an annual cash dividend of $0.30 per share to common stockholders of record as of September 19, 2005, which was paid to such stockholders on October 3, 2005, and totaled approximately $14.5 million. In fiscal 2005 we also declared an annual cash dividend of $0.30 per share which was paid in October and totaled approximately $15.7 million.

Note 17. Other Postretirement Benefits

In fiscal year 2002, we implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and we do not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from our assets on a current basis. Plan benefits are subject to co-payments, deductibles and other limits as defined. The funding of the cost of healthcare benefits is at the discretion of management. A detail of the net periodic expense was as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Service cost	$—	$—	$13
Interest cost	139	124	127
Amortization of unrecognized prior service costs	—	—	442
Recognized actuarial (gain) or loss	9	—	—

	$148	$124	$582

The amortization of unrecognized prior service costs of $0.4 million recognized in 2004 represents the effect of the plan implementation in 2002 and the related benefits attributed to the participants’ service provided in prior years, which were amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants, of 2.7 years. The amortization of unrecognized prior service cost was completed in fiscal year 2004.

The following table represented our accumulated postretirement benefit obligation and funded status for the fiscal years ended March 31, 2006 and 2005 (in thousands):

	As of March 31,
	2006	2005
Change in accumulated postretirement benefit obligation:
Beginning of year accumulated postretirement benefit obligation	$2,458	$2,032
Service cost	—	—
Interest cost	139	124
Participant Contributions	2	—
Actuarial (gain) loss	(458)	387
Benefits paid	(89)	(85)

End of year accumulated postretirement benefit obligation	$2,052	$2,458

Change in fair value of plan assets	$—	$—

Net amount recognized:
Obligation in excess of plan assets	$2,052	$2,458
Unrecognized prior service cost	—	—
Unrecognized actuarial net loss	34	(433)

Accrued benefit cost	$2,086	$2,025

The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was a $0.2 million reduction of the accumulated postretirement benefit obligation for fiscal year 2006.

We use a December 31 measurement date. For the fiscal year ended March 31, 2006, a weighted average discount rate of 5.75% and annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed. The per capita cost of healthcare benefits rate was assumed to decrease gradually to 6.0% for the fiscal year ending March 31, 2015 and remain at that level thereafter. For the fiscal year ended March 31, 2005, a weighted average discount rate of 5.75% and an annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 6.0% for the fiscal year ending March 31, 2018 and remain at that level thereafter. For the fiscal year ended March 31, 2004, a weighted average discount rate of 6.25% and an annual rate of increase in the per capital cost of healthcare benefits of 12.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2011 and remain at that level thereafter.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost for the year ended March 31, 2006	$17	$(14)
Effect on accumulated postretirement benefit obligation at March 31, 2006	$296	$(241)

The gross benefits expected to be paid and gross subsidies expected to be received in each of the next five fiscal years and the aggregate amounts for the five years thereafter as of March 31, 2006, were as follows (in thousands):

Fiscal Year	Benefit	Subsidy
2007	$97	$2
2008	111	2
2009	117	3
2010	122	4
2011	125	5
2012-2016	692	44

Note 18. Segment and Geographic Disclosures

Description of Segments. See the discussion of our segments in Note 1. Summarized information related to the reportable segments for Catalina Marketing Corporation is shown below. These segments were reported in a manner consistent with the way management evaluates the businesses.

Segment	Business Activity

Catalina Marketing Services	Provides point-of-sale, printed communications to consumers for CPG manufacturers and retailers.

Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.

Catalina Marketing International	Provides services similar to Catalina Marketing Services in the United Kingdom, Belgium, the Netherlands, France, Italy, Germany and Japan.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services and store systems support.

Discontinued operations	Includes Japan Billboard, DMS and CMRS.

Basis for Presentation. In general, results of the operating segments were reported based on U.S. GAAP and the accounting policies were consistent with those described in Note 2. Certain costs generated by the Corporate group (“Corporate”) were allocated to the operating segments as discussed below. Furthermore, all of the significant domestic property and equipment was recorded by Corporate, but the associated depreciation and amortization was allocated to the domestic operating segments.

Allocation of Corporate Group Operating Expenses. Our Corporate group’s operating expenses include costs for retail store support, information technology, corporate accounting, client services, analytical services, marketing, human resources, procurement, and new business development and executive management. These costs are included in direct operating expenses, selling, general and administrative costs and depreciation and amortization expense in the accompanying Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004. For purposes of segment reporting, these Corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of Corporate services by the respective business segments. Costs that can be directly attributed to the business unit are allocated to that business unit. Costs that are indirectly attributed to the business units are allocated proportionately based on the business unit’s revenues, number of printed communications, square feet of space used, headcount or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed communications; data communications costs are allocated based upon revenues. Of the total Corporate group operating expenses, 63.2%, 63.8% and 66.6% were allocated to operating segments during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Because general corporate overhead cannot be allocated to discontinued operations, Corporate expenses previously allocated to the segments now classified as discontinued operations were re-allocated to Corporate.

Segment Financial Data. A disaggregation of our consolidated data for the fiscal years ended March 31, 2006, 2005, and 2004 is presented in the following tables (in thousands).

	Revenue from External Customers			Intersegment Revenues
	2006	2005	2004	2006	2005	2004
CMS	$254,393	$269,608	$282,126	$—	$4	$2
CHR	89,527	76,167	77,765	—	—	—
CMI	73,817	64,116	49,580	—	—	—

	$417,737	$409,891	$409,471	$—	$4	$2
Reconcilition of segments to consolidated amount Corporate	9	171	(839)	3,658	3,442	3,866
Eliminations	—	—	—	(3,658)	(3,446)	(3,868)

	$417,746	$410,062	$408,632	$—	$—	$—

Revenues from a single client represented approximately 11.8%, 13.7% and 12.0% of consolidated revenues from our continuing operations for fiscal years 2006, 2005 and 2004, respectively. Revenues from this client were included in CMS and CMI.

	Interest Expense (1)
Segments	2006	2005	2004
CMS	$—	$—	$—
CHR	—	—	—
CMI	3,033	3,067	2,568
Corporate	769	917	2,409
Eliminations	(2,796)	(2,494)	(2,042)

	$1,006	$1,490	$2,935

(1)	Interest income is not significant at any of the Company’s reportable segments.

	Income Taxes Provision (Benefit)
Segments	2006	2005	2004
CMS	$46,090	$50,288	$49,501
CHR	11,182	6,368	4,951
CMI	2,558	3,725	689
Corporate	(17,770)	(18,725)	(17,942)

	$42,060	$41,656	$37,199

	Net Income (Loss)
Segments	2006	2005	2004
CMS	$67,712	$73,879	$72,724
CHR	16,427	9,356	7,273
CMI	6,896	7,395	462
Corporate	(19,419)	(22,034)	(20,062)

Income from continuing operations	$71,616	$68,596	$60,397
Discontinued operations	—	(3,144)	(78,900)
Cumulative effect of accounting change	—	—	(770)

	$71,616	$65,452	$(19,273)

	Total Assets
Segments	2006	2005	2004
CMS	$1,415,866	$1,243,719	$1,514,933
CHR	67,241	55,651	68,284
CMI	121,685	116,483	98,040
Reconciliation of segments to consolidated amount:
Eliminations	(1,537,843)	(1,351,484)	(2,279,816)
Corporate	270,146	327,965	919,257

Total assets-continuing operations	$337,095	$392,334	$320,698
Total assets-discontinued operations	—	404	66,111

	$337,095	$392,738	$386,809

	Capital Expenditures
Segments	2006	2005	2004
CMS	$120	$52	$2,297
CHR	467	1,133	1,011
CMI	8,641	7,175	9,864
Corporate	51,026	13,914	12,558
Discontinued operations	—	253	697

	$60,254	$22,527	$26,427

	Depreciation and Amortization
Segments	2006	2005	2004
CMS	$21,322	$26,836	$28,137
CHR	2,410	3,676	5,380
CMI	7,652	7,042	6,453
Corporate	4,602	4,892	5,273

	$35,986	$42,446	$45,243

Capital expenditures for the domestic segments are generally made by Corporate. Depreciation expense is allocated to the domestic segments from Corporate.

Information about Geographic Areas

	Year Ended March 31,
	2006	2005	2004
Revenues
United States	$343,929	$345,946	$359,052
France	51,330	44,289	39,206
Other International	22,487	19,827	10,374

Total	$417,746	$410,062	$408,632

Long-Lived Assets
United States	$104,714	$77,066	$99,824
France	12,776	13,709	11,426
Other International	11,011	12,561	15,593

Total	$128,501	$103,336	$126,843

Note 19. Discontinued Operations

In November 2003, we announced our intent to divest Japan Billboard, DMS and CMRS, which were deemed not to be strategically aligned with our current core businesses. These businesses were sold during fiscal year 2005. As such, their results of operations have been reflected as discontinued operations in the accompanying Consolidated Financial Statements.

On August 31, 2004, we sold the stock of Japan Billboard for 100 Japanese yen an employee who was acting as the local General Manager of Japan Billboard until the date of the sale. The transaction was effective as of July 31, 2004. The loss on the disposition of Japan Billboard of $0.5 million includes a gain of $0.5 million relating to the recognition of foreign currency translation effects previously recorded in the cumulative translation adjustment in the balance sheet.

Upon the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in fiscal year 2004, we recognized a net increase in property and equipment of $0.7 million and an asset retirement obligation of $2.1 million. This resulted in a non-cash charge of $0.8 million, net of an income tax benefit of $0.6 million, which is reported as a cumulative effect of an accounting charge for the fiscal year ended March 31, 2004. The effect of the adoption of SFAS No. 143 was associated with Japan Billboard’s contractual obligation to remove certain billboards. The remaining asset retirement obligation of $1.2 million was eliminated in fiscal year 2005 in conjunction with the sale of Japan Billboard.

Discontinued operations information related to Japan Billboard was as follows (in thousands):

	For the Year Ended March 31,
	2006	2005	2004
Revenues	$—	$6,653	$14,718

Operating loss	$—	$(181)	$(35,286)

Loss before income tax expense	—	(233)	(35,546)
Income tax expense	—	—	1,470

Loss from operations	—	(233)	(37,016)
Loss on disposition of Japan Billboard, before income tax benefit	—	(508)	—
Income tax benefit	—	—	—

Loss on disposition of Japan Billboard	—	(508)	—

Loss from Japan Billboard discontinued operations	$—	$(741)	$(37,016)

On September 17, 2004, we sold DMS and received cash proceeds of $5.5 million. Discontinued operations information related to DMS was as follows (in thousands):

	For the Year Ended March 31,
	2006	2005	2004
Revenues	$—	$10,313	$37,120

Operating loss	$—	$(1,372)	$(29,779)

Loss before income tax expense	—	(1,372)	(29,775)
Income tax expense	—	89	5

Loss from operations	—	(1,461)	(29,780)
Gain on disposition of DMS, before income tax benefit	—	3,291	—
Income tax benefit	—	—	—

Gain on disposition of DMS	—	3,291	—

Income from DMS discontinued operations	$—	$1,830	$(29,780)

We sold CMRS on November 29, 2004. Certain assets and liabilities of this business were not transferred to the buyer, including a lease obligation for CMRS’ main office facility in Kentucky. We vacated this office facility during the fourth quarter of fiscal year 2005.

Discontinued operations information related to CMRS was as follows (in thousands):

	For the Year Ended March 31,
	2006	2005	2004
Revenues	$—	$5,120	$12,480

Operating loss	$—	$(4,125)	$(20,342)

Loss before income tax expense	—	(4,125)	(20,342)
Income tax benefit	—	(1,547)	(8,238)

Loss from operations	—	(2,578)	(12,104)
Loss on disposition of CMRS, before income tax benefit	—	(2,646)	—
Income tax benefit	—	(991)	—

Loss on disposition of CMRS	—	(1,655)	—

Loss from CMRS discontinued operations	$—	$(4,233)	$(12,104)

Combined discontinued operations information for Japan Billboard, DMS and CMRS was as follows (in thousands):

	For the Year Ended March 31,
	2006	2005	2004
Revenues	$—	$22,086	$64,318

Operating income loss	$—	$(5,678)	$(85,407)

Loss from discontinued operations before income tax benefit	—	(5,730)	(85,663)
Income tax benefit	—	(1,458)	(6,763)

Loss from operations of discontinued businesses	—	(4,272)	(78,900)
Gain on disposition of discontinued operations, net, before on disposition of CMRS, before income income tax benefit	—	137	—
Income tax benefit	—	(991)	—

Gain on disposition of discontinued operations	—	1,128	—

Loss from discontinued operations	$—	$(3,144)	$(78,900)

Note 20. Unaudited Quarterly Results

The following table presents certain unaudited quarterly results for fiscal years 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2006	2005	2005	2004	2005	2004	2005	2004
Revenues	$125,913	$111,969	$97,223	$100,319	$102,756	$102,372	$91,854	$95,402
Direct operating expenses	38,829	37,446	33,643	26,200	32,318	32,015	30,685	33,788
Selling, general and administrative	40,822	40,660	31,853	31,365	29,622	28,517	29,801	28,823
Depreciation and amortization	9,306	10,086	8,453	10,202	8,722	10,604	9,505	11,554

Income from operations	36,956	23,777	23,274	32,552	32,094	31,236	21,863	21,237
Income from continuing operations	24,012	15,977	14,193	20,403	19,748	18,853	13,663	13,363
Income (loss) from discontinued operations	—	(701)	—	(1,432)	—	1,426	—	(2,437)

Net income	24,012	15,276	14,193	18,971	19,748	20,279	13,663	10,926

Earnings per share – diluted:
Income per common share from from continuing operations	$0.51	$0.30	$0.30	$0.39	$0.41	$0.36	$0.27	$0.26
Income (loss) per share from discontinued operations	—	(0.01)	—	(0.03)	—	0.03	—	(0.05)
Net income per share	0.51	0.29	0.30	0.36	0.41	0.39	0.27	0.21
Diluted weighted average common shares outstanding	47,429	52,180	48,021	52,720	48,709	52,311	50,550	52,245

Previously reported amounts for the first two quarters of fiscal year 2005 have been adjusted to reflect the reclassification of the results of certain discontinued operations that were sold during fiscal year 2005. See Note 19.

Note 21. Related-Party Transactions

In fiscal years 2006, 2005 and 2004, we committed to make donations totaling $0.4 million, $0.8 million and $0.4 million, respectively, to the Catalina Marketing Charitable Foundation (“Foundation”), a not-for-profit charitable organization. The board of directors of the Foundation is comprised of certain of members of our management.

During each of the years ended March 31, 2005 and 2004, we made lease payments of $0.4 million to a lessor for the use of an office building. The lessor was an affiliate of the former president of CMRS, who resigned during 2003. The lease for this office building was terminated in fiscal year 2005, prior to its contractual expiration date in 2009. We paid $1.0 million in fiscal year 2005 for the early termination of the lease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and attestation of public accounting firm. The report of management on the effectiveness of our internal control over financial reporting and the associated attestation report of our independent registered certified public accounting firm are set forth in Item 8 – “Consolidated Financial Statements and Supplementary Data”.

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.

The information called for by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions Compensation of Executive Officers and Non–Employee Directors, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Share Ownership of Certain Beneficial Owners and Management, Nomination and Election of Directors, and Audit Compensation Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC within 120 days of fiscal year ended March 31, 2006.

PART IV

Item 15. Exhibit, Financial Statement Schedules.

(a)1. Financial Statements. The following is a list of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules (EDGAR only). All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)3. Index to Exhibits.

Exhibit No.	Description of Document

*3.1	Restated Certificate of Incorporation.

**3.1.1	Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

**3.1.2	Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

3.2	Amended and Restated Bylaws, as amended October 25, 2002, November 3, 2003, November 21, 2003, December 31, 2004 and May 17, 2006.

**10.1	Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.

**10.2	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

10.3	Amended and Restated 2002 Director Stock Grant Plan, as amended effective July 1, 2005.

**10.4	2004 Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to Form S-8 filed on December 2, 2004.

**10.5	Stockholder Protection Agreement dated May 8, 1997, between the Company and ChaseMellon Shareholder Services, LLC, as rights agent, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 1997.

10.6	Catalina Marketing Corporation Amended and Restated 1999 Stock Award Plan, approved on April 14, 2006.

**10.7	Catalina Marketing Corporation Deferred Compensation Plan, as amended and restated (November 18, 2004), a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

**10.8	Catalina Marketing Corporation Deferred Compensation Plan, Exhibit B, 2005 Sub-Plan Applicable to Compensation Deferred or Vested After December 31, 2004), a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

**10.9	Form of Change of Control/ Severance Agreement, a copy of which is attached to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

**10.10	Employment agreement, dated March 3, 2004, between Catalina Marketing Corporation and L. Dick Buell, Chief Executive Officer and included as an exhibit to Form 10-Q for the quarter ended December 31, 2004.

**10.11	Amendment, dated October 25, 2004, to the employment agreement between Catalina Marketing Corporation and L. Dick Buell, Chief Executive Officer, dated March 3, 2004 and included as an exhibit to Form 10-Q for the quarter ended December 31, 2004.

**10.12	Employment agreement with Mr. Edward C. Kuehnle and included as an exhibit to Form 8-K filed on January 27, 2005

**10.13	Letter of offer to Mr. Rick Frier dated February 11, 2005 and included as an exhibit to Form 8-K filed on February 15, 2005

**10.14	Credit Facility Agreement with Bank One dated August 27, 2004 and included as an exhibit to Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004.

**10.15	Agreement for System Supply and Services dated August 29, 2005 by and between Catalina Marketing Corporation and Epson America, Inc. and included as an exhibit to Form 10-Q for the quarter ended September 30, 2005.

21	List of subsidiaries of Company.

23	Consent of independent registered certified public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
**	Previously filed as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2006.

CATALINA MARKETING CORPORATION (Registrant)

By:	/s/ Rick P. Frier
Rick P. Frier
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. BEINECKE Frederick W. Beinecke	Director and Chairman of the Board	May 26, 2006

/s/ L. DICK BUELL L. Dick Buell	Director and Chief Executive Officer	May 26, 2006

/s/ EUGENE P. BEARD Eugene P. Beard	Director	May 26, 2006

/s/ EDWARD S. (NED) DUNN Edward S. (Ned) Dunn	Director	May 26, 2006

/s/ EVELYN V. FOLLIT Evelyn V. Follit	Director	May 26, 2006

/s/ PETER T. TATTLE Peter T. Tattle	Director	May 26, 2006

/s/ ROBERT G. TOBIN Robert G. Tobin	Director	May 26, 2006

/s/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director	May 26, 2006

/s/ RICK P. FRIER Rick P. Frier	Executive Vice President and Chief Financial Officer	May 26, 2006