Form 10-Q
period 2006-06-30
CATALINA MARKETING CORP/DE
filed 2006-08-09
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

At July 31, 2006, the Registrant had outstanding 46,895,606 shares of common stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and 2005	3

		Unaudited Condensed Consolidated Balance Sheets at June 30, 2006 and March 31, 2006	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II.	Other Information

	Item 1A.	Risk Factors	20

	Item 6.	Exhibits	21

Signatures			22

Exhibit Index			23

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.1	Updated Risk Factors from the Annual Report on Form 10-K for the year ended March 31, 2006

Part I. Financial Information

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Revenues	$105,167	$91,854

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	34,487	30,685
Selling, general and administrative	37,945	29,801
Depreciation and amortization	8,806	9,505

Total costs and expenses	81,238	69,991

Income from operations	23,929	21,863

Interest expense	(554)	(209)
Other income, net	431	383

Income before income taxes	23,806	22,037

Provision for income taxes	9,808	8,374

Net income	$13,998	$13,663

Earnings per share:
Basic	$0.30	$0.27
Diluted	$0.30	$0.27
Weighted average common shares outstanding:
Basic	46,270	50,550
Diluted	46,617	50,865

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$28,480	$28,117
Accounts receivable, net	73,453	63,092
Inventory	6,002	4,579
Deferred tax asset	6,627	6,386
Prepaid expenses and other current assets	12,514	10,978

Total current assets	127,076	113,152
Property and equipment:
Property and equipment	389,792	376,134
Less - accumulated depreciation and amortization	(255,180)	(247,633)

Property and equipment, net	134,612	128,501

Patents, net	9,530	9,977
Goodwill	83,992	83,992
Other assets	1,446	1,473

Total assets	$356,656	$337,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,945	$29,245
Income taxes payable	12,582	4,988
Accrued expenses	42,903	58,421
Deferred revenue	34,568	28,989
Current portion of long-term debt	24	53

Total current liabilities	113,022	121,696

Long-term deferred tax liability	6,760	6,817
Long-term debt	68,714	61,803
Other long-term liabilities	3,650	3,622

Total liabilities	$192,146	$193,938
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 46,870,656 and 46,138,208 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	469	461
Additional paid-in capital	6,555	14
Accumulated other comprehensive income	1,315	509
Retained earnings	156,171	142,173

Total stockholders’ equity	164,510	143,157

Total liabilities and stockholders’ equity	$356,656	$337,095

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2006		46,138	$461	$14	$509	$142,173	$143,157
Issuance of common stock		732	8	3,284	—	—	3,292
Excess tax benefit from exercise of stock options		—	—	205	—	—	205
Deferred compensation plan common stock units and Directors’ common stock grants		1	—	169	—	—	169
Stock based compensation		—	—	2,883	—	—	2,883
Net income	$13,998	—	—	—	—	13,998	13,998
Foreign currency translation adjustment	806	—	—	—	806	—	806

Comprehensive income	$14,804

BALANCE AT JUNE 30, 2006		46,871	$469	$6,555	$1,315	$156,171	$164,510

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$13,998	$13,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,806	9,505
Provision for doubtful accounts	(43)	33
Amortization of deferred financing fees	38	41
Deferred income taxes	(280)	(1,107)
Loss on disposals of equipment	280	241
Stock-based compensation expense	2,883	—
Other non-cash operating activities	(208)	216
Changes in operating assets and liabilities:
Accounts receivable	(9,877)	2,407
Inventory, prepaid expenses and other assets	(2,909)	(3,161)
Accounts payable	(6,398)	(4,669)
Taxes payable	7,985	6,856
Accrued expenses	(15,880)	(18,538)
Deferred revenue	5,468	8,700

Net cash provided by operating activities	3,863	14,187

Cash Flows from Investing Activities:
Capital expenditures	(14,261)	(8,483)
Purchase of remaining common stock of CHR	—	(3,497)

Net cash used in investing activities	(14,261)	(11,980)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	42,000	—
Payments on the Corporate Facility	(36,000)	(30,000)
Proceeds from Japan borrowings	855	—
Payments on Japan borrowings	(30)	(122)
Repurchase of Company common stock	—	(41,832)
Excess tax benefit on the exercise of stock options	205	—
Proceeds from issuance of common stock	3,292	390

Net cash provided by (used in) financing activities	10,322	(71,564)

Effect of exchange rate changes on cash and cash equivalents	439	(828)

Net change in cash and cash equivalents	363	(70,185)
Cash and cash equivalents at end of prior period	28,117	116,191

Cash and cash equivalents at end of current period	$28,480	$46,006

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries provide behavior-based communications, developed and distributed for consumer packaged goods (“CPG”) manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, compliance mailings, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a communication to print, manufacturers and retailers can deliver customized communications to only the consumers they wish to reach. We track actual purchase behavior and target consumers at the retail checkout counter and prescription medication users at the pharmacy checkout counters, primarily through the use of Universal Product Code-based scanner technology and National Drug Code information, to deliver customized communications to retail and pharmaceutical consumers.

We are organized and managed by segments, which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and Catalina Marketing International (“CMI”).

CMS services domestic retailers and consumer product manufacturers, primarily within the CPG industry. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications. The primary service line of CMS is the in-store delivery of communications at the checkout counter of a retailer. We link our proprietary software, computers, central databases and printers with a retailer’s point-of-sale controller and scanning equipment. The network prints customized communications at the point-of-sale based on product Universal Product Codes, historical purchase behavior or other scanned information. The printed communications are handed to consumers by the cashier at the end of the shopping transaction.

CHR provides services that assist pharmaceutical and CPG manufacturers, as well as retail pharmacies, in providing consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings employ an in-store, prescription information-based technology to provide targeted, direct-to-patient communications on behalf of our clients. These communication services include messages and educational information delivered to healthcare patients at pharmacies participating in the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are primarily delivered to consumers based on a variety or combination of factors including demographic data such as age and gender information, transactional data, the National Drug Codes found on all prescription drugs and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Basis of Presentation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows, and the changes in stockholders’ equity have been included in these unaudited condensed consolidated financial statements.

Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The accounts of our foreign subsidiaries are included on a three month lag (i.e., as of, and for the three month periods ended March 31, 2006 and March 31, 2005), to facilitate the timing of our closing process.

Note 2. Stock Based Compensation

Effective April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for our stock options and awards granted under our employee stock purchase plan. The pro forma effects on net income and earnings per share for stock options and employee stock purchase plan awards were instead disclosed in a note to the financial statements. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

We calculate the fair value of options and stock appreciation rights (“SARs”) using the Black-Scholes pricing model and calculate the fair value of restricted stock based on the fair value of the stock on the date of grant. We use the straight-line attribution method which recognizes the compensation expense equally over the service period of the award. We estimate the impact of forfeitures that may occur prior to vesting and consider the amount of such forfeitures in the expense recognized over the requisite service period. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes is now recognized as a financing activity in the statement of cash flows rather than as an operating activity as previously required.

We adopted SFAS 123R using the “modified prospective application” method. Under this transition method, compensation cost recognized in the current fiscal year results of operations includes expense for share-based awards granted prior to, but not yet vested, as of April 1, 2006. This expense is based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to April 1, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

Equity Award Plans

We administer the following plans that were approved by our Board of Directors and stockholders: The 1989 Stock Option Plan (the “1989 Plan”), which expired on April 26, 1999 and was replaced with the Amended and Restated 1999 Stock Award Plan (the “1999 Plan,” previously known as the 1999 Stock Option Plan); a stock grant plan, the Catalina Marketing Corporation 1992 Director Stock Grant Plan (the “1992 Grant Plan”), which expired on October 27, 2002 and was replaced with the Catalina Marketing Corporation 2002 Director Stock Grant Plan (the “2002 Grant Plan”); and an employee stock purchase plan, the 2004 Employee Payroll Deduction Stock Purchase Plan (the “2004 Purchase Plan”), which replaced the Catalina Marketing Corporation Employee Payroll Deduction Stock Purchase Plan that expired on April 19, 2004.

In accordance with these stock based compensation plans, directors, officers and other eligible individuals receive SARs, restricted stock and other stock unit awards. Under the provisions of the 2004 Purchase Plan, participants are allowed to purchase shares at 85% of the lower of the market price on the first or last day of an offering period.

We have historically granted stock options to eligible employees on a discretionary basis. Beginning in fiscal 2007, we began issuing restricted stock and SARs instead of stock options. We may continue to award stock options to a limited number of employees when appropriate.

Pursuant to the 1999 Plan, 9,900,000 shares of our common stock are reserved for issuance. The 1999 Plan provides for the grant of stock options, SARs, restricted stock and other stock unit awards. Options and SARs granted under the 1999 Plan generally vest over four years. Restricted stock generally vest over three or four years and may be service based or performance based and usually vest in their entirety upon completion of the service or performance requirements. All awards expire ten years after grant date. As of June 30, 2006, 906,074 shares remained available for future grants under the 1999 Plan.

The following table summarizes options and SARs activity from March 31, 2006 through June 30, 2006:

	Outstanding Options / SARs	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000’s)
March 31, 2006	7,557,856	$26.48
Activity:
Options / SARs granted	733,276	$22.97
Exercised	(136,554)	$25.00
Canceled or expired	(237,138)	$27.03

June 30, 2006	7,917,440	$26.17	7.6	$27,098

Exercisable as of June 30, 2006	3,975,323	$28.69	6.3	$8,083

The following table summarizes restricted stock activity from March 31, 2006 through June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at March 31, 2006	12,491	$24.02
Granted	626,880	$22.94
Exercised	—	—
Forfeited / Cancelled	(16,860)	$22.85

Nonvested balance at June 30, 2006	622,511	$22.97

The 2002 Grant Plan, which replaced the 1992 Grant Plan, provides for grants of common stock to non-employee members of the Board of Directors. A total of 250,000 shares of our common stock were authorized for issuance under the 2002 Grant Plan. As of June 30, 2006, 41,692 shares have been granted from the 2002 Grant Plan leaving 208,308 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

Pursuant to the 2004 Purchase Plan, 1,300,000 shares of our common stock were reserved for issuance. During the first quarters of fiscal 2007 and 2006, we issued 19,304 shares and 16,864 shares, respectively, to employees under the 2004 Purchase Plan. The weighted average fair market values of the shares issued were $28.46 and $25.41 for the first quarters of fiscal 2007 and 2006, respectively. Shares available for future grants total 1,240,770 as of June 30, 2006.

The effect of adoption of SFAS 123R on our financial results for the three months ended June 30, 2006 was as follows (in thousands, except per share data):

Three Months Ended June 30, 2006
Decrease in income from operations before income taxes	$2,883
Tax benefit	548
Decrease in net income	2,335
Excess tax benefit reclassed to financing from operating activities	205
Decrease in basic and diluted earnings per share	$0.05

We make certain assumptions when valuing options and SARs including the expected term which is based on historical data as well as expected future behavior. Weighted average assumptions used to determine the grant-date fair value of options and SARs granted during the three months ended June 30, 2006 were:

Risk free interest rate	4.86%
Dividend yield	1.30%
Expected life (years)	5.00
Volatility	40.61%

In accordance with the modified prospective transition application, our Consolidated Financial Statements for periods ending prior to April 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for our equity awards for the three months ended June 30, 2005 been determined based on the fair value at the grant dates as prescribed by SFAS 123R, our net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

Three Months Ended June 30, 2005
Net income:
As reported	$13,663
Add stock-based employee compensation expense included in reported net income, net of tax	54
Add total stock based employee compensation income determined under fair value based method for all awards net of tax (1) (2)	2,611

Pro forma net income	$16,328

Basic earnings per common share:
As reported	$0.27
Pro forma	$0.32
Diluted earnings per common share:
As reported	$0.27
Pro forma	$0.32

(1)	Includes $0.1 million for the purchase discount offered under the Company’s employee stock purchase plan
(2)	Includes a reversal of previously reported pro forma compensation expense of $6.5 million net of tax benefits of $2.3 million related to forfeited options

For those options awarded during the three months ended June 30, 2005, the following weighted average assumptions were used to determine the fair value of the awards:

Risk free interest rate	3.51%
Dividend yield	1.21%
Expected life (years)	5.00
Volatility	39.50%

The weighted average grant date fair value of options and SARs granted during the three months ended June 30, 2006 and June 30, 2005 was $8.78 and $7.55, respectively. There were no restricted stock grants in fiscal 2006 and 626,880 shares of restricted stock were granted in the first quarter of fiscal 2007 with a weighted-average grant-date fair value of $22.94. The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $531,396 and $104,847 respectively. We received cash from options exercised of $3.3 million and $0.4 million in the three months ended June 30, 2006 and 2005, respectively. We expect to satisfy all future share based awards with registered shares available to be issued.

As of June 30, 2006 there was $39.9 million of unrecognized compensation expense related to unvested awards that is expected to be recognized over a weighted average period of 1.9 years. The total fair value of awards vested during the three months ended June 30, 2006 and 2005 was $49,302 and $942,639 respectively.

Note 3. Postretirement Benefits

In fiscal year 2002, we implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and we do not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from our assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the three months ended June 30, 2006 and 2005 were not material. Our funding of the cost of healthcare benefits is at the discretion of management. Our net periodic expense is comprised solely of interest cost and was $29,000 and $35,000 for the three months ended June 30, 2006 and June 30, 2005, respectively.

SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132(R)”) also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132(R) as they related to the our postretirement healthcare plan were provided in Note 17 to our Consolidated Financial Statements as filed in our Annual Report on Form 10-K for fiscal year ended March 31, 2006.

Note 4. Recently Issued Accounting Standards

The FASB recently issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation process, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

Note 5. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (“EPS”) to the denominator of diluted EPS (in thousands):

	Three Months Ended June 30,
	2006	2005
Basic weighted average common shares outstanding	46,270	50,550
Dilutive effect of outstanding options and restricted stock	347	315

Diluted weighted average common shares outstanding	46,617	50,865

The following table presents the number of options and SARs excluded from the calculation of diluted weighted average common shares outstanding, due to their anti-dilutive impact on earnings per share, and the related exercise price ranges for those awards for each of the periods presented:

Period Presented	Number of Excluded Options and SARs	Price Range
Three months ended June 30, 2006	6,060,419	$19.92-$36.82
Three months ended June 30, 2005	4,455,303	$26.31-$36.82

In accordance with the contingently issuable shares provision of SFAS 128, 395,010 shares of performance-based restricted stock were not included in the calculation of earnings per share for the current quarter because the necessary conditions for vesting have not been satisfied.

Note 6. Comprehensive Income (in thousands)

	Three Months Ended June 30,
	2006	2005
Net income	$13,998	$13,663
Other comprehensive income:
Currency translation adjustment	806	(70)

Comprehensive Income	$14,804	$13,593

Note 7. Segment Information

We are organized and managed by segments, as described in following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, communications to consumers primarily for CPG manufacturers and retailers.
Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.
Catalina Marketing International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Belgium, the Netherlands, Germany, and Japan.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services, and store systems support.

Financial information for each of our reportable segments is presented in the following tables (in thousands):

	Revenues from External Customers		Intersegment Revenues
	Three Months Ended June 30,
	2006	2005	2006	2005
Segments:
CMS	$62,227	$57,689	$—	$—
CHR	21,926	18,530	—	—
CMI	21,014	15,628	—	—

	105,167	91,847	—	—
Reconciliation of segments to consolidated amount
Corporate	—	7	1,044	775
Eliminations	—	—	(1,044)	(775)

	$105,167	$91,854	$—	$—

	Net Income (Loss)
	Three Months Ended June 30,
	2006	2005
Segments:
CMS	$14,832	$14,796
CHR	3,777	2,809
CMI	3,139	729
Corporate	(7,750)	(4,671)

	$13,998	$13,663

	Total Assets
	June 30, 2006	March 31, 2006
Segments:
CMS	$107,267	$1,415,866
CHR	67,215	67,241
CMI	128,643	121,685
Reconciliation of segments to consolidated amount:
Eliminations	(190,719)	(1,537,843)
Corporate	244,250	270,146

	$356,656	$337,095

Note 8. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	June 30, 2006	March 31, 2006
Purchased Patents	$23,679	$23,679
Accumulated amortization	(14,149)	(13,702)

Patents, net	$9,530	$9,977

Estimated future amortization of patents is as follows as of June 30, 2006 (in thousands):

Fiscal Year	Estimated Amortization
2007 - remainder of current fiscal year	$1,231
2008	1,641
2009	1,639
2010	1,629
2011	1,547
2012	1,229

We recognized amortization expense of $0.4 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively which is included in the unaudited condensed consolidated statements of income within Depreciation and Amortization.

Note 9. Long-Term Debt

Our long-term debt of $68.7 million as of June 30, 2006 represents $35.0 million borrowed in the United States under our revolving credit facility as well as $33.7 million borrowed by our Japanese subsidiary.

Note 10. Subsequent Event

On July 24, 2006, we announced that our Board of Directors had authorized an additional $100 million of funds to be available for the repurchase of our common stock. As a result, we currently have the authority to repurchase $141.5 million of common stock under authorization from the Board of Directors. We intend to use cash flows from operations and funds available under our revolving credit facility to finance repurchases. Factors governing the future repurchases include consideration of the market price of our common stock at the time of the contemplated repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

During the first quarter we remained focused on several long-term growth initiatives. We have continued to make investments in future growth through the addition of personnel focused on new business development and additions to our sales force. We also plan to invest significantly in the next generation of printers, which provide full color, full graphic communications at the point-of-sale for our retail grocery channel. Additionally, we are pursuing opportunities to expand our CMS business into other channels, principally drug-store and mass market retail chains. Capital expenditures in the current fiscal year reflect continued investment in our channel expansion into retail pharmacy stores and the initial expenditures related to the color printer initiative. Accordingly, we anticipate that depreciation and amortization expense will begin to increase in fiscal 2007 due to these and additional future capital expenditures. We expect the expenditures related to the color printer and distribution channel expansion initiatives to be at least $100 million and the timing of the associated expenses will precede the related anticipated revenue growth, which will impact operating income during fiscal 2007.

Results of Operations

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

The following tables include the revenues and income (loss) from operations for each of our significant reportable segments for the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The accounts of our foreign subsidiaries are included for the three months ended March 31, which is the end of their first fiscal quarter.

	Three Months Ended
	June 30, 2006	June 30, 2005	Dollar Change	Percentage Change
Revenues
CMS	$62,227	$57,689	$4,538	7.9%
CHR	21,926	18,530	3,396	18.3
CMI	21,014	15,628	5,386	34.5
Corporate	1,044	782	262	33.5
Eliminations	(1,044)	(775)	(269)	(34.7)

Total Revenues	$105,167	$91,854	$13,313	14.5%

	Three Months Ended
	June 30, 2006	June 30, 2005	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$24,902	$24,867	$35	0.1%
CHR	6,348	4,720	1,628	34.5
CMI	5,937	2,768	3,169	114.5
Corporate	(13,258)	(10,492)	(2,766)	(26.4)

Total Income from Operations	$23,929	$21,863	$2,066	9.4%

	Three Months Ended
	June 30, 2006	June 30, 2005	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$14,832	$14,796	$36	0.2%
CHR	3,777	2,809	968	34.5
CMI	3,139	729	2,410	330.6
Corporate	(7,750)	(4,671)	(3,079)	(65.9)

Net Income	$13,998	$13,663	$335	2.5%

Consolidated Results of Operations

For the first quarter of fiscal 2007, our revenues increased $13.3 million compared with the same period in the prior fiscal year to $105.2 million. All segments had significant revenue growth resulting in a consolidated revenue increase of 14.5%.

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on April 1, 2006 for our domestic operations and on January 1, 2006 for our international subsidiaries. The adoption of SFAS 123R resulted in a pretax expense of $2.9 million in the first quarter of fiscal 2007 for which there was no corresponding expense in the prior year.

Direct operating expenses increased by approximately $3.8 million to $34.5 million including $0.4 million associated with stock-based compensation expense. The remaining $3.4 million increase was due primarily to increased number of prints associated with higher revenue including increased retailer fees of approximately $1.6 million. Additionally, commission expense increased approximately $0.8 million due to the higher revenues and increased sales force headcount.

Selling, general and administrative (“SG&A”) expenses increased by approximately $8.1 million to $37.9 million including $2.5 million associated with stock-based compensation expense. The remaining $5.7 million increase was due primarily to increased executive administrative expense of $2.0 million as well as increased sales force expense of $1.8 million associated with higher headcount. Additionally, expenses associated with new business development, IT development and analytics were up year over year.

Depreciation and amortization expense decreased $0.7 million in the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006, primarily as a result of previous significant capital expenditures in our domestic business becoming fully depreciated. We do not expect this trend to continue as we entered into a period of increased capital expenditures in fiscal 2006 related to the channel expansion and color printer initiatives.

Income from operations for the first quarter of fiscal 2007 increased 9.4% to $23.9 million compared with the first quarter of fiscal 2006.

Interest expense increased $0.3 million for the three months ended June 30, 2006 versus June 30, 2005 due to increased borrowings and higher interest rates in the current quarter.

The consolidated effective tax rate increased to 41.2% for the three months ended June 30, 2006 compared with the prior year rate of 38.0%. The increase was primarily related to the recognition of stock-based compensation expense associated with the adoption of FAS 123R, as well as a smaller increase in state income tax expense.

Catalina Marketing Services

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total number of communications delivered multiplied by a per-print fee. The delivery of communications is based upon particular triggering transactions that occur at the point of sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the store installation base and the number of transactions accessed by the Catalina Marketing Network®, the number of communications printed, and the ability to attract and retain CPG manufacturers and retailers to use the targeted communication capabilities offered by our network.

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average number of shoppers reached, and the number of manufacturer promotions printed as of and for the three months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Retailer stores installed	21,873	17,581
Average weekly shoppers reached (in millions)	254	224
Number of promotions printed (in millions)	791	713

The year over year increase in retail stores installed was driven primarily by the installation of the Catalina Marketing Network® in Walgreens and K-Mart.

Revenues at CMS increased by $4.5 million, or 7.9%, in the first quarter of fiscal 2007 as compared with the same period in the prior fiscal year. The increase was primarily due to an increase in print volume of 9.2%, a result of increased spending by existing clients, channel expansion and category penetration, partially offset by a 3.4% decrease in pricing due to mix in the current quarter.

Direct operating expenses increased by $1.9 million due to higher retailer fees and sales commission expense associated with higher revenues and increased headcount.

SG&A expenses increased $3.2 million in the first quarter of fiscal 2007 as compared with the same period in the prior fiscal year including $0.8 million associated with stock-based compensation expense. The remaining $2.4 million increase was driven primarily by increases in sales force expense due to increased headcount to support our channel expansion and color printing initiatives. Additional increases in the quarter were also associated with executive administrative and analytics expenses.

Depreciation and amortization expense declined by $0.6 million, primarily due to previous capital expenditures becoming fully depreciated at the end of fiscal 2006.

Net income of $14.8 million was flat for CMS in the first quarter of fiscal 2007 as compared to fiscal 2006 but included stock-based compensation expense associated with the adoption of FAS 123R.

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

The following table presents the pharmacy installation base and the average weekly prescription medication users reached as of and for the three months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Pharmacies installed	12,827	12,451
Average weekly prescription medication users reached (in millions)	20	22

Revenues for CHR increased by $3.4 million, or 18.3%, for the three months ended June 30, 2006, compared with the three months ended June 30, 2005. The increase was attributable to a 37.8% increase in the number of revenue-producing newsletters. The client programs that generated the positive shift in volume also resulted in a decline in the average price per revenue-producing newsletter of 15.0%.

Direct operating expenses increased $1.5 million for the three months ended June 30, 2006 as compared with the same period in the prior year. The increase was principally due to higher retailer fees of $1.0 million which was due primarily to an increase in the number of newsletters for which payments were made. Sales commission expense also increased slightly due to improved performance during the current year.

SG&A expenses increased $0.4 million in the first quarter of fiscal 2007 as compared with the same period in the prior fiscal year. Excluding the impact of FAS 123R, which accounted for $0.3 million of the increase, SG&A expenses were relatively unchanged from the prior year.

Depreciation and amortization expense decreased by $0.1 million for the three months ended June 30, 2006 as compared with the same period in the prior year. The decrease is a result of current equipment, primarily printers installed in pharmacies, reaching the end of its depreciable life and not requiring replacement.

Net income for CHR increased by $1.0 million, or 34.5%, due to the factors described above.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany, and Japan, in a similar manner to the services provided by the domestic CMS business.

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the three months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Retail stores installed	7,514	6,003
Average weekly shoppers reached (in millions)	86	58

The increase in the number of stores in which the Catalina Marketing Network® was installed was primarily driven by the installation of the network in a large retailer in France, expansion into the Netherlands and Belgium and significant increases in Italy and Germany.

Revenues, as reported, for CMI increased by $5.4 million, or 34.5%, for the three months ended June 30, 2006, compared with the three months ended June 30, 2005. The increase was primarily attributable to growth in revenue from retailers and manufacturers of $4.5 million and $0.9 million, respectively. The increases were primarily in France, which continues to benefit from revenues associated with the expansion of the network.

Direct operating expenses increased $0.9 million for the three months ended June 30, 2006 as compared with the same period in the prior year. The increase is primarily due to the growth of the business and the increased volume of promotions printed in the current quarter.

SG&A expenses increased $1.1 million for the three months ended June 30, 2006 as compared with the same period in the prior year. The increase is primarily due to an expanded senior management team for CMI and increased sales force expense, a result of increased headcount, to support business growth opportunities.

Net income, as reported, for CMI increased $2.4 million to $3.1 million for the three months ended June 30, 2006 as compared with the same period in the prior fiscal year. The increase was primarily due to the factors described above as well foreign exchange transaction gains in the current quarter versus losses in the prior year quarter.

Corporate

Expenses for our corporate group (“Corporate”) include costs for procurement, retail store support, information technology, corporate accounting, client services, new business development, marketing, human resources, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements” for the three months ended June 30, 2006 and 2005. For purposes of segment reporting, these corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed communications, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies and data communications costs are allocated based upon revenues.

The Corporate loss from operations increased $2.8 million from the first quarter of fiscal 2006 including $1.8 million of stock-based compensation expense. The remaining increase was attributable primarily to increased SG&A expense of $2.1 million offset by increased revenue from affiliates of $0.3 million and lower direct costs of $0.7 million. The increase in SG&A expense was attributable primarily to increased executive administrative, new business and IT development expenses.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the three months ended June 30, 2006 were $105.2 million, which included $21.0 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling, and the Japanese yen. The dollar strengthened in value against the euro, pound and yen versus prior year rates and resulted in $2.1 million reduction in revenue versus the prior year quarter. Revenue growth in local currency was 47.6% versus the comparable quarter in the prior fiscal year, while revenues of our foreign operations grew by 34.5% when taking into account the effect of changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both United States dollars and Japanese yen. See “Other Sources of Liquidity” for further details. Our primary liquidity requirements will be for investments in the color printer project and other future growth initiatives, working capital, and the repayment of debt. Additional requirements may include dividend payments and repurchases of our common stock. We expect to continue to invest in our Catalina Marketing Network® and other support technology, new business development, sales and marketing, employee development and retention, and enhanced systems of reporting and controls.

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

Cash Flow Analysis

Net cash provided by operating activities was $3.9 million for the three months ended June 30, 2006, compared with $14.2 million for the three months ended June 30, 2005. Cash flow provided by operating activities was lower in the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006 primarily due to unfavorable changes in other working capital offset by slightly higher net income adjusted for non-cash items. The change in working capital was due primarily to an increase in accounts receivable associated with the higher revenues year over year.

Net cash used in investing activities increased by $2.3 million to $14.3 million for the three months ended June 30, 2006 compared with $12.0 million for the three months ended June 30, 2005. The increase was attributable to an increase in capital expenditures of $5.8 million offset by the purchase of the remaining common stock of CHR in fiscal 2006 for $3.5 million.

Net cash provided by financing activities was $10.3 million for the three months ended June 30, 2006 compared with $71.6 million used in financing activities during the three months ended June 30, 2005. The $81.9 million increase was due to net increased borrowings of $36.9 million, the repurchase of common stock of $41.8 million in fiscal 2006 and increased proceeds associated with the issuance of common stock of $2.9 million.

Overall, as of June 30, 2006, cash and cash equivalents was $28.5 million, a decrease of $17.5 million as compared to June 30, 2005.

Other Sources of Liquidity

In addition to our cash flows generated from operations, our access to a revolving credit facility provides an additional source of liquidity. For a discussion of our credit facility, see Note 8 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We had borrowings of $68.7 million as of June 30, 2006, including $35.0 million borrowed in the United States with an interest rate of 5.9% and $33.7 million borrowed by our Japanese subsidiary with an interest rate of 0.8%.

Capital Requirements

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $19,000 per store, depending primarily on the number of lanes in each store. Capital expenditures were higher for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 primarily due to increased purchases of store equipment related to our channel expansion efforts into Walgreens.

We expect to increase spending for store equipment and software development related to our color printer initiative, which will include enhanced print quality with full graphic and color capabilities. We are currently working on a project to deploy color printers to replace certain existing printers and expect the implementation of this project, which began in this quarter, to extend into future periods. The total initial investment for this initiative is expected to be at least $100 million, including approximately $85 million of capital expenditures. We expect that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these investments.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and former joint venture partners in our Japanese operations (the “Restructuring Agreement”), we have a contingent obligation to pay these former joint venture partners a final deferred earnout payment based on the future operating results of Japan. The Restructuring Agreement stipulates a potential earnout payment based on a predetermined formula calculated using financial results during a consecutive four quarter period ending between June 30, 2006 and June 30, 2007. The determination of the applicable four quarter period is contingent upon Japan achieving financial results on certain financial measurements as specified in the Restructuring Agreement. Based on our current estimates, we do not expect the earnout payment to be material, however, due to the fact that the earnout payment is measured based on the actual future financial results of Japan, a change in the results of operations or financial condition of Japan could cause the earnout payment to vary significantly.

Critical Accounting Estimates

Please refer to the discussion of our Critical Accounting Estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Since the date of that Form10-K, we have adopted SFAS 123R.

In accordance with the provisions of SFAS 123R, we began recognizing stock-based compensation expense in our consolidated financial statements on April 1, 2006. We value our options and SARs using the Black-Scholes pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 2 – “Stock-Based Compensation” in the notes to the Condensed Consolidated Financial Statements.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see Part II – Item 1A – “Risk Factors”.

Important factors that we believe might cause results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our principal market risks are interest rates on our revolving credit facility and foreign exchange rates in our international operations.

Interest Rate Risk

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the three month period ended June 30, 2006 and June 30, 2005.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a gain of $0.1 million for the three months ended June 30, 2006, compared with a $0.3 million loss for the three months ended June 30, 2005. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the three months ended June 30, 2006 and 2005, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either three month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 4. Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon this evaluation, these officers have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no significant changes in our “internal control over financial reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided in our Updated Risk Factors attached as Exhibit 99.1 which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended March 31, 2006, but these are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 6. Exhibits

See Exhibit index on page 23 of this quarterly report on Form 10-Q.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 9, 2006	CATALINA MARKETING CORPORATION
(Registrant)

/s/ Rick P. Frier
Rick P. Frier
Executive Vice President and Chief Financial Officer
(Authorized officer of Registrant and principal financial and accounting officer)

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Updated Risk Factors from the Company’s Annual Report on Form 10-K for the year ended March 31, 2006