Form 10-Q
period 2006-09-30
CATALINA MARKETING CORP/DE
filed 2006-11-08
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

At October 31, 2006, the Registrant had outstanding 46,665,163 shares of common stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Income for the three and six months ended September 30, 2006 and 2005	3

		Unaudited Condensed Consolidated Balance Sheets at September 30, 2006 and March 31, 2006	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended September 30, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information

	Item 1	Legal Proceedings	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 5.	Other Information	28

	Item 6.	Exhibits	28

Signatures			29

Exhibit Index			30

	Exhibit 10.1	Amended and Restated Credit Agreement dated October 24, 2006

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.1	Updated Risk Factors from the Annual Report on Form 10-K for the year ended March 31, 2006

Part I. Financial Information

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues	$112,580	$102,756	$217,747	$194,610

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	37,532	32,318	72,019	63,002
Selling, general and administrative	40,625	29,622	78,570	59,423
Depreciation and amortization	9,292	8,722	18,098	18,227

Total costs and expenses	87,449	70,662	168,687	140,652

Income from operations	25,131	32,094	49,060	53,958

Interest expense	(838)	(130)	(1,392)	(339)
Other income (expense) net	1,113	(112)	1,544	270

Income before income taxes	25,406	31,852	49,212	53,889

Provision for income taxes	10,172	12,104	19,980	20,478

Net income	$15,234	$19,748	$29,232	$33,411

Earnings per share:
Basic	$0.33	$0.41	$0.63	$0.67
Diluted	$0.33	$0.40	$0.63	$0.67
Weighted average common shares outstanding:
Basic	46,345	48,709	46,307	49,625
Diluted	46,865	48,996	46,738	49,927

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$32,225	$28,117
Accounts receivable, net	79,564	63,092
Inventory	6,396	4,579
Insurance recovery receivable	8,500	—
Deferred tax asset	8,800	6,386
Prepaid expenses and other current assets	11,980	10,978

Total current assets	147,465	113,152
Property and equipment:
Property and equipment	431,904	376,134
Less - accumulated depreciation and amortization	(255,854)	(247,633)

Property and equipment, net	176,050	128,501

Patents, net	9,097	9,977
Goodwill	83,992	83,992
Other assets	1,519	1,473

Total assets	$418,123	$337,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,764	$29,245
Income taxes payable	10,849	4,988
Accrued litigation settlement	8,500	—
Accrued expenses	51,357	58,421
Deferred revenue	35,749	28,989
Current portion of long-term debt	7	53

Total current liabilities	131,226	121,696

Long-term deferred tax liability	7,006	6,817
Long-term debt	111,557	61,803
Other long-term liabilities	3,679	3,622

Total liabilities	253,468	193,938
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 46,656,998 and 46,138,208 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	467	461
Additional paid-in capital	6,802	14
Accumulated other comprehensive income	2,750	509
Retained earnings	154,636	142,173

Total stockholders’ equity	164,655	143,157

Total liabilities and stockholders’ equity	$418,123	$337,095

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2006		46,138	$461	$14	$509	$142,173	$143,157
Issuance of common stock		805	8	4,482	—	—	4,490
Excess tax benefit from exercise of stock options		—	—	268	—	—	268
Deferred compensation plan common stock units and Directors’ common stock grants		2	1	355	—	—	356
Stock based compensation		—	—	6,802	—	—	6,802
Repurchase, retirement and cancellation of common stock		(288)	(3)	(5,150)	—	(2,837)	(7,990)
Dividends on common stock		—	—	31	—	(13,932)	(13,901)
Net income	$29,232	—	—	—	—	29,232	29,232
Foreign currency translation adjustment	2,241	—	—	—	2,241	—	2,241

Comprehensive income	$31,473

BALANCE AT SEPTEMBER 30, 2006		46,657	$467	$6,802	$2,750	$154,636	$164,655

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$29,232	$33,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,098	18,227
Provision for doubtful accounts	94	58
Amortization of deferred financing fees	76	68
Deferred income taxes	(2,150)	(2,695)
Stock-based compensation	6,802	—
Loss on disposals of equipment	413	660
Other non-cash operating activities	(350)	568
Changes in operating assets and liabilities:
Receivables	(23,386)	518
Inventory, prepaid expenses and other assets	(2,715)	(3,774)
Accounts payable	(4,756)	(2,859)
Taxes payable	6,174	(2,128)
Accrued liabilities	975	(15,897)
Deferred revenue	6,298	5,605

Net cash provided by operating activities	34,805	31,762

Cash Flows from Investing Activities:
Capital expenditures	(64,272)	(24,594)
Purchase of remaining common stock of CHR	—	(3,497)
Other	344	—

Net cash used in investing activities	(63,928)	(28,091)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	102,000	6,000
Payments on the Corporate Facility	(55,000)	(33,000)
Proceeds from Japan borrowings	1,731	—
Payments on Japan borrowings	(47)	(194)
Repurchase of Company common stock	(7,990)	(70,113)
Excess tax benefit on the exercise of stock options	268	—
Proceeds from issuance of common stock	4,490	1,890
Cash dividends paid	(13,901)	—

Net cash provided by (used in) financing activities	31,551	(95,417)

Effect of exchange rate changes on cash and cash equivalents	1,680	(1,714)

Net change in cash and cash equivalents	4,108	(93,460)
Cash and cash equivalents at end of prior period	28,117	116,191

Cash and cash equivalents at end of current period	$32,225	$22,731

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries provide behavior-based communications, developed and distributed for consumer packaged goods (“CPG”) manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, patient education newsletters, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a communication to print, manufacturers and retailers can deliver customized communications to only the consumers they wish to reach. We track actual purchase behavior and target consumers at the retail checkout counter and prescription medication users at the pharmacy checkout counters, primarily through the use of Universal Product Code-based scanner technology and National Drug Code information, to deliver customized communications to retail and pharmaceutical consumers.

In August 2006, we announced that our Board of Directors approved a change in our fiscal year-end from March 31st to December 31st. We will transition to the new year-end by reporting results to the Securities and Exchange Commission and our shareholders for the nine-month period ending December 31, 2006.

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

CHR provides services that assist pharmaceutical and CPG manufacturers, as well as retail pharmacies, in providing consumers with condition-specific health information and direct-to-patient communications. CHR’s primary service offerings employ an in-store, prescription information-based technology to provide targeted, direct-to-patient communications on behalf of our clients. These communication services include messages and educational information delivered to healthcare patients at pharmacies participating in the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are delivered to consumers based on a variety or combination of factors including demographic data such as age and gender information, transactional data, the National Drug Codes found on all prescription drugs and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

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

Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The accounts of our foreign subsidiaries are included on a three month lag (i.e., as of, and for the three and six month periods ended June 30, 2006 and June 30, 2005), to facilitate the timing of our closing process.

Note 2. Stock Based Compensation

Effective April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) for share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

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

Pursuant to the 1999 Plan, 12,900,000 shares of our common stock are reserved for issuance. The 1999 Plan provides for the grant of stock options, SARs, restricted stock and other stock unit awards. Options and SARs granted under the 1999 Plan generally vest over four years. Restricted stock generally vest over three or four years and may be service based or performance based and usually vest in their entirety upon completion of the service or performance requirements. All awards expire ten years after grant date. As of September 30, 2006, 3,962,635 shares remained available for future grants under the 1999 Plan.

The following table summarizes options and SARs activity from April 1, 2006 through September 30, 2006:

	Outstanding Options / SARs	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ 000’s)
March 31, 2006	7,557,856	$26.48
Activity:
Options / SARs granted	733,276	$22.97
Exercised	(178,385)	$24.56
Canceled or expired	(287,541)	$26.79

September 30, 2006	7,825,206	$26.19	7.3	$21,072

Exercisable as of September 30, 2006	4,407,640	$28.20	6.3	$7,671

Of the unvested outstanding options and SARs, we expect 3.1 million to vest with a weighted average exercise price of $23.60, a weighted average remaining contractual life of 8.6 years and an intrinsic value of $20.9 million.

The following table summarizes restricted stock activity from March 31, 2006 through September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at March 31, 2006	12,491	$24.02
Granted	634,977	$23.00
Vested	(6,245)	$24.02
Forfeited / Cancelled	(27,800)	$22.85

Nonvested balance at September 30, 2006	613,423	$23.02

The 2002 Grant Plan, which replaced the 1992 Grant Plan, provides for grants of common stock to non-employee members of our Board of Directors. A total of 250,000 shares of our common stock were authorized for issuance under the 2002 Grant Plan. As of September 30, 2006, 57,886 shares have been granted from the 2002 Grant Plan leaving 192,114 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

Pursuant to the 2004 Purchase Plan, 1,300,000 shares of our common stock were reserved for issuance. During both the three and six months ended September 30, 2006 we issued 19,304 shares and during both the three and six months ended September 30, 2005, we issued 16,864 shares, to employees under the 2004 Purchase Plan. The weighted average fair market values of the shares issued were $28.46 for three and six months ended September 30, 2006 and $25.41 for the three and six months ended September 30, 2005, respectively. Shares available for future grants total 1,240,770 as of September 30, 2006.

The effect of adoption of SFAS 123R on our financial results for the three and six months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Decrease in income from operations before income taxes	$3,919	$6,802
Tax benefit	982	1,530
Decrease in net income	2,937	5,272
Excess tax benefit reclassed to financing from operating activities	63	268
Decrease in basic and diluted earnings per share	$0.06	$0.11

We make certain assumptions when valuing options and SARs including the expected term, which is based on historical data as well as expected future behavior. Weighted average assumptions used to determine the grant-date fair value of options and SARs granted during the three and six months ended September 30, 2006 were:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Risk free interest rate	N/A	4.86%
Dividend yield	N/A	1.30%
Expected life (years)	N/A	5.00
Volatility	N/A	40.61%

In accordance with the modified prospective transition application, our Consolidated Financial Statements for periods ending prior to April 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for our equity awards for the three and six months ended September 30, 2005 been determined based on the fair value at the grant dates as prescribed by SFAS 123R, our net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income:
As reported	$19,748	$33,411
Add stock-based employee compensation expense included in reported net income, net of tax	75	129
Deduct total stock based employee compensation expense determined under fair value based method for all awards net of tax (1) (2)	(4,145)	(1,534)

Pro forma net income	$15,678	$32,006

Basic earnings per common share:
As reported	$0.41	$0.67
Pro forma	$0.32	$0.64
Diluted earnings per common share:
As reported	$0.40	$0.67
Pro forma	$0.32	$0.64

(1)	Includes $0.1 million for the purchase discount offered under our employee stock purchase plan for the six months ended September 30, 2005.
(2)	Includes a reversal of previously reported pro forma compensation expense of $6.5 million net of tax benefits of $2.3 million related to forfeited options.

For those options awarded during the three and six months ended September 30, 2005, the following weighted average assumptions were used to determine the fair value of the awards:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Risk free interest rate	4.28%	4.27%
Dividend yield	1.25%	1.24%
Expected life (years)	5.00	5.00
Volatility	43.20%	43.15%

The weighted average grant date fair value of options and SARs granted during both the three and six months ended September 30, 2006 was $8.78. These amounts were $9.49 and $9.47 for the three and six months ended September 30, 2005, respectively. There were no restricted stock grants during the six months ended September 30, 2005 and in the three and six months ended September 30, 2006, 8,097 and 634,977 shares of restricted stock were granted with a weighted-average grant-date fair value of $27.79 and $23.00, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $229,147 and $760,543 and for the three and six months ended September 30, 2005, $485,819 and $590,666 respectively. We received cash from options exercised and shares purchased of $1.1 million and $4.5 million for the three and six months ended September 30, 2006 and $1.5 million and $1.9 million for the three and six months ended September 30, 2005, respectively. We expect to satisfy all future share based awards with registered shares available to be issued.

As of September 30, 2006, there was $36.0 million of unrecognized compensation expense related to unvested awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of awards vested was $4.6 million and $4.7 million during the three and six months ended September 30, 2006, respectively, and $2.0 million and $3.0 million during the three and six months ended September 30, 2005, respectively.

Note 3. Postretirement Benefits

In fiscal year 2002, we implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and we do not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from our assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the three and six months ended September 30, 2006 and 2005 were not material. Our funding of the cost of healthcare benefits is at the discretion of management. Our net periodic expense is comprised solely of interest cost and was approximately $29,000 and $58,000 for the three and six months ended September 30, 2006 and $35,000 and $70,000 for the three and six months ended September 30, 2005, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective for the fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. We do not expect this standard to have any material impact on our results of operations or financial position.

Note 5. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (“EPS”) to the denominator of diluted EPS (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	46,345	48,709	46,307	49,625
Dilutive effect of outstanding options and restricted stock	520	287	431	302

Diluted weighted average common shares outstanding	46,865	48,996	46,738	49,927

The following table presents the number of options and SARs excluded from the calculation of diluted weighted average common shares outstanding, due to their anti-dilutive impact on earnings per share, and the related exercise price ranges for those awards for each of the periods presented:

Period Presented	Number of Excluded Options and SARs	Price Range
Three months ended September 30, 2006	4,918,363	$20.20-$36.82
Three months ended September 30, 2005	4,346,930	$26.31-$36.82
Six months ended September 30, 2006	5,839,535	$20.20-$36.82
Six months ended September 30, 2005	4,346,930	$26.31-$36.82

In accordance with the contingently issuable shares provision of SFAS 128, 391,895 shares of performance-based restricted stock were not included in the calculation of earnings per share for the three and six months ended September 30, 2006 because the necessary conditions for vesting have not been satisfied.

Note 6. Comprehensive Income (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$15,234	$19,748	$29,232	$33,411
Other comprehensive income:
Currency translation adjustment	1,435	(1,035)	2,241	(1,105)

Comprehensive Income	$16,669	$18,713	$31,473	$32,306

Note 7. Segment Information

We are organized and managed by segments, as described in following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, communications to consumers primarily for CPG manufacturers and retailers.

Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.

Catalina Marketing International	Provides services similar to Catalina Marketing Services in the United Kingdom, France, Italy, Belgium, the Netherlands, Germany and Japan.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, client services, finance and accounting and store systems support.

Financial information for each of our reportable segments is presented in the following tables (in thousands):

	Revenues from External Customers		Intersegment Revenues		Revenues from External Customers		Intersegment Revenues
	Three Months Ended September 30,				Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Segments:
CMS	$65,796	$60,618	$—	$—	$128,023	$118,307	$—	$—
CHR	22,898	22,880	—	—	44,824	41,410	—	—
CMI	23,886	19,256	—	—	44,900	34,884	—	—

	112,580	102,754	—	—	217,747	194,601	—	—
Reconciliation of segments to consolidated amount
Corporate	—	2	1,177	958	—	9	2,221	1,734
Eliminations	—	—	(1,177)	(958)	—	—	(2,221)	(1,734)

	$112,580	$102,756	$—	$—	$217,747	$194,610	$—	$—

	Net Income (Loss)
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Segments:
CMS	$15,300	$16,045	$30,132	$30,842
CHR	4,356	4,959	8,133	7,768
CMI	3,081	2,387	6,220	3,116
Corporate	(7,503)	(3,643)	(15,253)	(8,315)

	$15,234	$19,748	$29,232	$33,411

	Total Assets
	September 30, 2006	March31, 2006
Segments:
CMS	$155,925	$1,415,866
CHR	72,814	67,241
CMI	139,247	121,685
Reconciliation of segments to consolidated amount:
Eliminations	(247,267)	(1,537,843)
Corporate	297,404	270,146

	$418,123	$337,095

Note 8. Patents

The gross and accumulated amortization balances related to patents were as follows (in thousands):

	September 30, 2006	March 31, 2006
Purchased Patents	$23,679	$23,679
Accumulated amortization	(14,582)	(13,702)

Patents, net	$9,097	$9,977

Estimated future amortization of patents is as follows as of September 30, 2006 (in thousands):

Fiscal Year	Estimated Amortization
2006 - remainder of current year ended December 31, 2006	$433
2007	1,645
2008	1,641
2009	1,630
2010	1,629
2011	1,247

We recognized amortization expense of $0.4 million and $0.9 million for both the three and six months ended September 30, 2006 and 2005, respectively, which was included in the unaudited condensed consolidated statements of income within Depreciation and Amortization.

Note 9. Long-Term Debt

Our long-term debt of $111.6 million as of September 30, 2006, included $76.0 million borrowed in the United States with an interest rate of 6.0% and $35.6 million borrowed by our Japanese subsidiary with an interest rate of 1.1%.

Note 10. Repurchase of Company Common Stock

During the three months ended September 30, 2006, we repurchased approximately 0.3 million shares of our common stock for approximately $8.0 million. There were no stock repurchases for the three months ended June 30, 2006. The following table sets forth information related to the repurchases for each month of the six months ended September 30, 2006:

Period (Month of)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Fiscal 2006
April 2006	—	NA	—	$41,507
May 2006	—	NA	—	$41,507
June 2006	—	NA	—	$41,507
July 2006	—	NA	—	$141,507
August 2006	60,500	$28.35	60,500	$139,792
September 2006	227,251	$27.61	227,251	$133,517

(1)	On July 24, 2006, we announced that our Board of Directors had authorized an additional $100 million of funds to be available for the repurchase of our common stock. We intend to use cash flows from operations and funds available under our revolving credit facility to finance repurchases. Factors governing the future repurchases include consideration of the market price of our common stock at the time of the contemplated repurchase.

Note 11. Cash Dividend

During the second quarter, our Board of Directors declared a cash dividend to common stockholders of $0.30 per share. The dividend was paid on September 15, 2006 to stockholders of record as of August 31, 2006 and was approximately $13.9 million.

Note 12. Subsequent Events

Amended and Restated Credit Facility. On October 24, 2006, we amended and restated our August 2004 Credit Facility into a five-year, $175.0 million multi-currency revolving credit facility with J. P. Morgan Securities Inc. as sole lead arranger and JP Morgan Chase, National Association serving as the administrative agent. Under certain conditions, we may increase the revolving credit line up to $275.0 million. The facility is unsecured and may be used for general corporate purposes including, but not limited to, refinancing existing debt, share repurchases and capital expenditures.

Expense Reduction Measures. In November 2006, we implemented a cost reduction initiative related to our global plan to reduce expenses to address recently identified challenges in our CMI operations. In conjunction with the cost reduction initiatives, we expect to take a pre-tax charge to earnings in the range of $2 million to $4 million. Approximately $2.0 million of the charge relates to a reduction of our domestic workforce by nearly 5%, and is expected to be incurred during the quarter ending December 31, 2006.

Memorandum of Understanding to Settle Shareholder Class Action Lawsuit. In October 2006, the Company entered into a memorandum of understanding to settle the pending and consolidated shareholder class action lawsuit. The settlement, which is on terms that do not adversely affect the Company, involved no admission of liability by the Company or any of the current and former directors and former officers named in the lawsuit. In the quarter ended September 30, 2006, the Company recorded a liability of $8.5 million representing the amount of the settlement in the memorandum of understanding and a corresponding receivable representing settlement proceeds payable substantially by the Company’s insurers. The settlement is subject to various conditions including court approvals and other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

During the second quarter we remained focused on long-term growth. We have continued to invest significantly in our color printer initiative with the roll out of our next generation of printers, which provide full color, full graphic communications at the point-of-sale for our retail grocery channel. Additionally, we are pursuing opportunities to expand our CMS business into other channels, principally drug-store and mass market retail chains. Capital expenditures in the current year reflect continued investment in our channel expansion into retail pharmacy stores and the significant expenditures related to the color printer initiative. Accordingly, we anticipate that depreciation and amortization expense will continue to increase in future periods due to these and additional future capital expenditures. We expect capital expenditures related to the color printer and channel expansion initiatives to exceed $100 million. The timing of depreciation and other expenses associated with the color printer initiative is expected to precede the related anticipated revenue growth, which will impact operating income during the remainder of the fiscal year and into 2007.

Results of Operations

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

The following tables include the revenues, income (loss) from operations and net income (loss) for each of our reportable segments for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. The accounts of our foreign subsidiaries are included for the three months ended June 30, which is the end of their second fiscal quarter.

	Three Months Ended
	September 30, 2006	September 30, 2005	Dollar Change	Percentage Change
Revenues
CMS	$65,796	$60,618	$5,178	8.5%
CHR	22,898	22,880	18	0.1
CMI	23,886	19,256	4,630	24.0
Corporate	1,177	960	217	22.6
Eliminations	(1,177)	(958)	(219)	(22.9)

Total Revenues	$112,580	$102,756	$9,824	9.6%

	Three Months Ended
	September 30, 2006	September 30, 2005	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$25,450	$26,969	$(1,519)	(5.6)%
CHR	7,320	8,335	(1,015)	(12.2)
CMI	6,504	5,682	822	14.5
Corporate	(14,143)	(8,892)	(5,251)	(59.1)

Total Income from Operations	$25,131	$32,094	$(6,963)	(21.7)%

	Three Months Ended
	September 30, 2006	September 30, 2005	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$15,300	$16,046	$(746)	(4.6)%
CHR	4,355	4,959	(604)	(12.2)
CMI	3,081	2,387	694	29.1
Corporate	(7,502)	(3,644)	(3,858)	(105.9)

Net Income	$15,234	$19,748	$(4,514)	(22.9)%

Consolidated Results of Operations

For the quarter ended September 30, 2006, our revenues increased $9.8 million compared with the same period in the prior year to $112.6 million. The increase was driven primarily by CMS and CMI resulting in a consolidated revenue increase of 9.6%.

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on April 1, 2006 for our domestic operations and on January 1, 2006 for our international subsidiaries as a result of the three month lag. The adoption of SFAS 123R resulted in a pretax expense for stock-based compensation of $3.9 million in the quarter ended September 30, 2006 for which there was no corresponding expense in the prior year.

Direct operating expenses increased by approximately $5.2 million to $37.5 million, including $0.6 million associated with stock-based compensation expense. The remaining $4.6 million increase was due primarily to increased consumables, which include ink and paper, of $1.1 million as well as increased retailer fees of approximately $1.4 million. The increase in consumables was principally due to the transition to color printers. Additionally, commissions and field operations expenses were up due to higher revenues and increased headcount.

Selling, general and administrative (“SG&A”) expenses increased by approximately $11.0 million to $40.6 million, including $3.3 million associated with stock-based compensation expense. The remaining $7.7 million increase was due primarily to increased executive administrative expense of $1.9 million as well as increased sales force expense of $2.4 million associated with higher headcount to support our color printer and channel expansion initiatives. Additionally, expenses associated with new business development and analytics were up year over year in support of our growth initiatives.

Depreciation and amortization expense increased $0.6 million in the quarter ended September 30, 2006 as compared with the quarter ended September 30, 2005 as a result of increased capital expenditures. We expect this trend to continue in concert with our color printer and channel expansion initiatives.

Income from operations for the quarter decreased 21.7% to $25.1 million due primarily to the increases in expenses previously discussed, including $3.9 million associated with stock-based compensation expense.

Interest expense increased $0.7 million for the three months ended September 30, 2006 versus September 30, 2005 due primarily to increased borrowings and higher interest rates in the current quarter.

The consolidated effective tax rate increased to 40.0% for the three months ended September 30, 2006 compared with the prior year rate of 38.0%. The increase was related primarily to the recognition of stock-based compensation expense associated with the adoption of FAS 123R.

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

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average weekly number of shoppers reached, and the number of promotions printed as of and for the three months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Retailer stores installed	21,879	16,693
Average weekly shoppers reached (in millions)	248	221
Number of promotions printed (in millions)	822	744

The year over year increase in retail stores installed was driven primarily by the installation of the Catalina Marketing Network® in Walgreens and K-Mart.

Revenues at CMS increased by $5.2 million, or 8.5%, in the quarter ended September 30, 2006 as compared with the same period in the prior year. The increase was primarily due to an increase in manufacturer print volume of 8.5%, a result of increased spending by existing clients, channel expansion and category penetration.

Direct operating expenses increased by $2.9 million due in part to the recognition of $0.8 million in consumables expense associated with the new color printers. Additionally, retailer fees and commission expense increased $0.9 million and $0.4 million respectively, due primarily to increased print volume. Finally, we experienced increased costs associated with our field service technicians due to the addition of Walgreens and the installation of color printers in grocery stores.

SG&A expenses increased $3.4 million in the quarter ended September 30, 2006 as compared with the same period in the prior year including $0.9 million associated with stock-based compensation expense. The remaining $2.5 million increase was driven primarily by increases in sales force and analytic expenses due to increased headcount to support our channel expansion and color printing initiatives.

Depreciation and amortization expense increased by $0.4 million due to increased capital expenditures.

Net income of $15.3 million was down $0.7 million for CMS in the quarter ended September 30, 2006 as compared to 2005 due to higher expenses noted above, including stock-based compensation expense associated with the adoption of FAS 123R.

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

Management analyzes the performance of CHR through a review of the pharmacy installation base and revenue producing patient communications as a percent of total communications. These metrics provide a framework for evaluating current performance, as well as acting as a measure of the reach and utilization of the network.

The following table presents the pharmacy installation base and the percent of revenue producing patient communications as of and for the three months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Pharmacies installed	13,000	12,404
% of revenue producing patient communications	22.5%	29.6%

Revenues for CHR were flat for the three months ended September 30, 2006, compared with the three months ended September 30, 2005 which included, one time, or opportunistic spending by certain of our manufacturer clients. This change in mix resulted in an increase in average price per revenue-producing newsletter which was offset by a decrease in the number of revenue-producing newsletters.

Direct operating expenses increased $0.8 million for the three months ended September 30, 2006 as compared with the same period in the prior year. The increase was principally due to higher retailer fees of $0.5 million as well as higher commission and IT operations expenses.

SG&A expenses increased $0.3 million in the quarter ended September 30, 2006 as compared with the same period in the prior year. Excluding the impact of FAS 123R, SG&A expenses were relatively unchanged from the prior year.

Depreciation and amortization expense was flat for the three months ended September 30, 2006 as compared with the same period in the prior year.

Net income for CHR decreased by $0.6 million, due to the factors described above.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany and Japan, in a similar manner to the services provided by the domestic CMS business.

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the three months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Retail stores installed	7,844	6,699
Average weekly shoppers reached (in millions)	86	72

The increase in the number of stores in which the Catalina Marketing Network® was installed was primarily driven by the continued network expansion in Germany, Japan and Italy.

Revenues, as reported, for CMI increased by $4.6 million, or 24.0%, for the three months ended September 30, 2006, compared with the three months ended September 30, 2005. The increase was primarily attributable to growth in revenue from retailers of $4.0 million. The increases were primarily in France, which continued to benefit from revenues associated with the expansion of the network.

Direct operating expenses increased $1.1 million for the three months ended September 30, 2006 as compared with the same period in the prior year. The increase was due primarily to the growth of the business and the increased volume of promotions printed in the current quarter.

SG&A expenses increased $2.4 million for the three months ended September 30, 2006 as compared with the same period in the prior year. The increase included $0.6 million associated with stock-based compensation expense. The remaining $1.8 million was due primarily to an increased sales force and expanded senior management team to support business growth opportunities.

Net income, as reported, for CMI increased $0.7 million to $3.1 million for the three months ended September 30, 2006 as compared with the same period in the prior fiscal year. The increase was due primarily to the factors described above as well as foreign exchange transaction gains in the current quarter versus losses in the prior year quarter.

We recently received notification that two of CMI’s retail clients, which account for approximately 1,100 stores, do not intend to renew their contracts. CMI financial results are expected to be impacted in the first calendar quarter of 2007. We do not expect a significant impact on CMI revenues during the quarter ending December 31, 2006. While we are taking actions to replace the impacted revenue and reduce expenses, if CMI is unable to replace these revenues, the reduction in business from these clients will be material to CMI in calendar year 2007.

Corporate

Expenses for our corporate group (“Corporate”) include costs for procurement, retail store support, information technology, corporate accounting, client services, new business development, marketing, human resources, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements”. For purposes of segment reporting, these corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed communications, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies and data communications costs are allocated based upon revenues.

The Corporate loss from operations increased $5.3 million from the quarter ended September 30, 2005 including $2.0 million of stock-based compensation expense. The remaining increase was attributable primarily to increased SG&A expense of $3.4 million attributable primarily to increased executive administrative expense and other costs associated with increased headcount and new business development.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the three months ended September 30, 2006 were $112.6 million, which included $23.9 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and the Japanese yen. The weighted average euro and pound rates were similar to the prior year quarter rates and had a minimal impact on revenues.

Six Months Ended September 30, 2006 Compared with the Six Months Ended September 30, 2005

The following tables include the revenues, income (loss) from operations and net income (loss) for each of our reportable segments for the six months ended September 30, 2006 compared with the six months ended September 30, 2005. The accounts of our foreign subsidiaries are included for the six months ended June 30, which is the end of the first half of their fiscal year.

	Six Months Ended
	September 30, 2006	September 30, 2005	Dollar Change	Percentage Change
Revenues
CMS	$128,023	$118,307	$9,716	8.2%
CHR	44,824	41,410	3,414	8.2
CMI	44,900	34,884	10,016	28.7
Corporate	2,221	1,742	479	27.5
Eliminations	(2,221)	(1,733)	(488)	(28.2)

Total Revenues	$217,747	$194,610	$23,137	11.9%

	Six Months Ended
	September 30, 2006	September 30, 2005	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$50,352	$51,836	$(1,484)	(2.9)%
CHR	13,668	13,056	612	4.7
CMI	12,441	8,450	3,991	47.2
Corporate	(27,401)	(19,384)	(8,017)	(41.4)

Total Income from Operations	$49,060	$53,958	$(4,898)	(9.1)%

	Six Months Ended
	September 30, 2006	September 30, 2005	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$30,132	$30,842	$(710)	(2.3)%
CHR	8,132	7,768	364	4.7
CMI	6,220	3,116	3,104	99.6
Corporate	(15,252)	(8,315)	(6,937)	(83.4)

Net Income	$29,232	$33,411	$(4,179)	(12.5)%

Consolidated Results of Operations

For the six months ended September 30, 2006, our revenues increased $23.1 million compared with the same period in the prior fiscal year to $217.7 million. All segments had significant revenue growth resulting in a consolidated revenue increase of 11.9%.

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on April 1, 2006 for our domestic operations and on January 1, 2006 for our international subsidiaries. The adoption of SFAS 123R resulted in a pretax expense of $6.8 million in the six months ended September 30, 2006 for which there was no corresponding expense in the prior year.

Direct operating expenses increased by approximately $9.0 million to $72.0 million including $1.0 million associated with stock-based compensation expense. The remaining $8.0 million increase was due primarily to increases in retailer fees of approximately $3.0 million, higher commissions of $1.2 million, increased cost associated with our field technicians of $1.2 million and consumables expense of $1.0 million. These increases were primarily due to increases in retailer fee rates, higher revenues and the roll out of color printing.

Selling, general and administrative (“SG&A”) expenses increased by approximately $19.1 million to $78.6 million including $5.8 million associated with stock-based compensation expense. The remaining $13.3 million increase was due primarily to increased sales force expense of $4.2 million associated with higher headcount to support our color printer and channel expansion initiatives and executive administrative expense of $3.6 million. Additionally, expenses associated with new business development and analytics were up year over year.

Income from operations for the six months ended September 30, 2006 decreased 9.1% to $49.1 million compared with the prior year and included $6.8 million of stock-based compensation expense for which there was no corresponding expense in the prior year.

Interest expense increased $1.1 million for the six months ended September 30, 2006 versus September 30, 2005 due to increased borrowings and higher interest rates in the current year.

The consolidated effective tax rate increased to 40.6% for the six months ended September 30, 2006 compared with the prior year rate of 38.0%. The increase was primarily related to the recognition of stock-based compensation expense associated with the adoption of FAS 123R, as well as a smaller increase in state income tax expense.

Catalina Marketing Services

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average number of shoppers reached, and the number of promotions printed as of and for the six months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Retailer stores installed	21,879	16,693
Average weekly shoppers reached (in millions)	251	222
Number of promotions printed (in millions)	1,611	1,457

The year over year increase in retail stores installed was driven primarily by the installation of the Catalina Marketing Network® in Walgreens and K-Mart.

Revenues at CMS increased by $9.7 million, or 8.2%, for the six months ended September 30, 2006 as compared with the same period in the prior year. The increase was primarily due to an increase in manufacturer print volume of 8.8%, a result of increased spending by existing clients, channel expansion and category penetration, partially offset by a 1.9% decrease in pricing due to mix in the first six months.

Direct operating expenses increased by $4.9 million year over year due primarily to higher retailer fees and sales commission expense associated with higher revenues and increased headcount.

SG&A expenses increased $6.6 million for the six months ended September 30, 2006 as compared with the same period in the prior year including $1.7 million associated with stock-based compensation expense. The remaining $4.9 million increase was driven primarily by increases in sales force expense of $3.8 million associated with increased headcount to support our channel expansion and color printing initiatives. Analytic and executive administrative expenses were also up year over year.

Net income of $30.1 million was down $0.7 million for CMS in the six months ended September 30, 2006 as compared to the prior year and included stock-based compensation expense associated with the adoption of FAS 123R.

Catalina Health Resource

The following table presents the pharmacy installation base and revenue producing patient communications as a percent of total communications as of and for the six months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Pharmacies installed	13,000	12,404
% of revenue producing patient communications	25.6%	24.5%

Revenues for CHR increased by $3.4 million, or 8.2%, for the six months ended September 30, 2006, compared with the six months ended September 30, 2005. A change in program mix resulted in an increase in the average price per revenue-producing newsletters.

Direct operating expenses increased $2.3 million for the six months ended September 30, 2006 as compared with the same period in the prior year. The increase was principally due to higher retailer fees as well as slightly higher commission expense in the current year.

SG&A expenses increased $0.6 million in the six months ended September 30, 2006 as compared with the same period in the prior year. Excluding the impact of FAS 123R, which accounted for $0.5 million of the increase, SG&A expenses were relatively unchanged from the prior year.

Net income for CHR increased by $0.4 million, or 4.7%, due to the factors described above.

Catalina Marketing International

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the six months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Retail stores installed	7,844	6,699
Average weekly shoppers reached (in millions)	86	65

Revenues, as reported, for CMI increased by $10.0 million, or 28.7%, for the six months ended September 30, 2006, compared with the six months ended September 30, 2005. The increase was attributable primarily to growth in revenue from retailers and manufacturers of $8.5 million and $1.5 million, respectively. The increases were primarily in France, which continued to benefit from revenues associated with the expansion of the network.

Direct operating expenses increased $2.1 million for the six months ended September 30, 2006 as compared with the same period in the prior year. The increase was primarily due to the growth of the business and the increased volume of promotions printed in the current year.

SG&A expenses increased $3.5 million for the six months ended September 30, 2006 as compared with the same period in the prior year including $0.6 million of stock-based compensation expense. The remaining $2.9 million increase was due primarily to an increased sales force to support business growth opportunities and an expanded senior management team.

Net income, as reported, for CMI increased $3.1 million to $6.2 million for the six months ended September 30, 2006 as compared with the same period in the prior fiscal year. The increase was due primarily to the factors described above as well as foreign exchange transaction gains in the current year versus losses in the prior year.

Corporate

The Corporate loss from operations increased $8.0 million for the six months ended September 30, 2006 including $3.8 million of stock-based compensation expense. The remaining increase was attributable primarily to increased SG&A expense offset by a slight decrease in direct costs. The increase in SG&A expense was attributable primarily to increased executive administrative, new business development and other headcount related expenses.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the six months ended September 30, 2006 were $217.7 million, which included $44.9 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling, and the Japanese yen. The dollar strengthened on a year to date basis versus our three operating currencies resulting in a decrease to our consolidated revenue. While revenue growth in local currency was 34.5% versus the comparable period in the prior year, revenues of our foreign operations grew by only 28.7% when taking into account the effect of changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both United States dollars and Japanese yen. See “Other Sources of Liquidity” for further details and information related to the recent amendment to the existing agreement. Our primary liquidity requirements will be for investments in our color printer project and other future growth initiatives, working capital, and the repayment of debt. Additional requirements may include dividend payments and repurchases of our common stock. We expect to continue to invest in our Catalina Marketing Network® and other support technology, new business development, sales and marketing, employee development and retention, and enhanced systems of reporting and controls.

Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our amended credit facility, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required or being able to borrow in sufficient amounts, our business could suffer.

Cash Flow Analysis

Net cash provided by operating activities was $34.8 million for the six months ended September 30, 2006, compared with $31.8 million for the six months ended September 30, 2005. Cash flow provided by operating activities was higher for the six months ended September 30, 2006 due to slightly higher net income adjusted for non-cash items as well as favorable changes in other working capital. The change in working capital was due primarily to favorable changes in accrued liabilities and taxes payable which were partially offset by an increase in receivables.

Net cash used in investing activities increased by $35.8 million to $63.9 million for the six months ended September 30, 2006 compared with $28.1 million for the six months ended September 30, 2005. The increase was attributable to an increase in capital expenditures of $39.7 million. This was partially offset by the purchase of the remaining common stock of CHR in the period ended September 30, 2005 for $3.5 million. The significant increase in capital expenditures was the result of the roll out of our color printer initiative as well as our channel expansion efforts into Walgreens.

Net cash provided by financing activities was $31.6 million for the six months ended September 30, 2006 compared with $95.4 million used in financing activities during the six months ended September 30, 2005. The $127.0 million increase was due to net increased borrowings of $75.9 million, lower repurchases of common stock of $62.1 million and higher proceeds from the issuance of common stock of $2.6 million. This was partially offset by dividend payments of $13.9 million in the six months ended September 30, 2006. The increased borrowing was related primarily to the significant capital expenditures associated with our color printer initiative.

Overall, as of September 30, 2006, cash and cash equivalents was $32.2 million, an increase of $9.5 million as compared to September 30, 2005.

As discussed above, we were recently notified that two of CMI’s retail clients do not plan to renew their contracts. The impact to consolidated cash flows is not expected to be material.

Other Sources of Liquidity

In addition to our cash flows generated from operations, bank borrowings provide additional sources of liquidity.

On October 24, 2006, we amended and restated our August 2004 Credit Facility into a five-year, $175.0 million multi-currency revolving credit facility (“Credit Facility”) with J. P. Morgan Securities Inc. as the sole lead arranger and JP Morgan Chase, National Association serving as the administrative agent. Under certain conditions, we may increase the revolving credit line up to $275.0 million. The facility is unsecured and may be used for general corporate purposes including, but not limited to, refinancing existing debt, share repurchases and capital expenditures.

The Credit Facility also provides, within the maximum commitment, up to the U.S. dollar equivalent of $50.0 million in available borrowings in Japanese yen by Catalina Marketing Japan K.K., $25.0 million for U.S. dollar- only commercial and standby letters of credit, and a maximum U.S. dollar-only “Swing Line” (i.e., an overnight facility), as that term is defined in the agreement, of $10.0 million.

The interest rate on advances under the Credit Facility is based on (a) the greater of the Prime Rate or the Federal Funds Effective Rate plus one-half percent or, (b) the Eurocurrency Base Rate, as those terms are defined in the Credit Facility. A percentage margin, ranging from 0.45% to 1.125% and determined based upon our Leverage Ratio, as that ratio is defined in the Credit Facility, is added to the Eurocurrency Base Rate.

We will pay a quarterly commitment fee ranging from 0.09% to 0.225% of the unused portion of the Credit Facility and determined based upon our Leverage Ratio, as that ratio is defined in the Credit Facility. Usual and customary fees are payable for letters of credit that are issued under the agreement. We may, at our option, reduce the maximum commitment amount of the Credit Facility and generally may prepay any amounts outstanding without penalty. The Credit Facility is unsecured, with a negative pledge on all material assets, and is guaranteed by all of our material U.S. subsidiaries.

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

Capital Requirements

Our annual report on Form 10-K for the fiscal year ended March 31, 2006 included a summary of our contractual cash obligations and commitments as of March 31, 2006. Refer to the Form 10-K for a description of each obligation. The following table presents our contractual obligations as of September 30, 2006, and reflects additional borrowings, revised amounts due for operating leases and purchase obligations associated with the purchases of color printers under the Epson Agreement.

	Total	Payments Due by Period
		Before December 31, 2006	Between January 1, 2007 December 31, 2008	Between January 1, 2009 December 31, 2010	After December 31, 2010
Long term debt	$125,954	$1,248	$9,875	$114,831	—
Postretirement medical benefit costs	1,191	24	231	248	688
Operating leases	15,729	1,160	8,807	5,254	508
Purchase obligations for in-store equipment	50,450	—	38,667	11,783	—
Miscellaneous contracts	1,477	50	501	651	275

Total	$194,801	$2,482	$58,081	$132,767	$1,471

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $19,000 per store, depending primarily on the number of lanes in each store. Capital expenditures were higher for the six months ended September 30, 2006 as compared with the six months ended September 30, 2005 primarily due to increased purchases of store equipment related to our color printer initiative as well as our channel expansion efforts into Walgreens and K-Mart.

We expect our increased spending for store equipment and software development related to our color printer initiative to continue into future periods. The total initial investment for this initiative is expected to be at least $100 million, including approximately $85 million of capital expenditures. We expect that our cash flow from operations combined with borrowings under our amended revolving credit facility will be sufficient to finance these investments.

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

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective for the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. We do not expect this standard to have any material impact on our results of operations or financial position.

Critical Accounting Estimates

Please refer to the discussion of our Critical Accounting Estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Since the date of that Form 10-K, we have adopted SFAS 123R.

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

Interest Rate Risk

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the six month periods ended September 30, 2006 and September 30, 2005.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a gain of $0.5 million for the six months ended September 30, 2006, compared with a $0.9 million loss for the six months ended September 30, 2005. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the six months ended September 30, 2006 and 2005, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either six month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 4. Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon this evaluation, these officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no significant changes in our “internal control over financial reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, that were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls and seek unspecified compensatory damages and other relief. In October 2006, the Company entered into a memorandum of understanding to settle the pending and consolidated shareholder class action lawsuit. The settlement, which is on terms that do not adversely affect the company, involved no admission of “liability” by the company or any of the current and former directors and former officers named in the lawsuit. The settlement is subject to various conditions including court approvals and other customary conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

For information regarding the purchase of our equity securities during the three and six months ended September 30, 2006, see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this quarterly report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of shareholders on August 10, 2006.

(b) The following directors were elected at the annual meeting:

Eugene P. Beard

Robert G. Tobin

Jeffrey W. Ubben

(c) Shareholders voted at the annual meeting, either in person or by proxy, on three proposals presented in our definitive proxy statement. The results of the votes follow:

Proposal One: Election of three Class III directors -

Nominee	Class	Votes For	Votes Withheld
Eugene P. Beard	III	44,203,702	597,428
Robert G. Tobin	III	44,288,114	513,016
Jeffrey W. Ubben	III	41,870,804	2,930,326

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Frederick W. Beinecke, L. Dick Buell, Edward S. Dunn, Evelyn V. Follit and Peter T. Tattle.

Proposal Two: Approve an increase in the number of shares of our common stock available under our Amended and Restated 1999 Stock Award Plan by 3 million shares –

For	Against	Abstain	Broker Non-votes
25,319,067	14,913,936	13,764	4,554,363

Proposal Three: Ratify and approve PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for fiscal year 2007 -

For	Against	Abstain	Broker Non-votes
44,747,347	36,817	16,966	—

Item 5. Other Information

For information regarding our expense reduction measures announced in November 2006, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See Exhibit index on page 30 of this quarterly report on Form 10-Q.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

CATALINA MARKETING CORPORATION
(Registrant)

November 8, 2006	/s/ Rick P. Frier
Rick P. Frier
Executive Vice President and Chief Financial Officer
(Authorized officer of Registrant and principal
financial and accounting officer)

Exhibit No.	Description of Exhibit
10.1	Amended and Restated Credit Agreement dated October 24, 2006

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Updated Risk Factors from the Company’s annual report on Form 10-K for the year ended March 31, 2006