Form 10-KT
period 2006-12-31
CATALINA MARKETING CORP/DE
filed 2007-02-28
CIK 883977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2006 to December 31, 2006

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

As of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $27.50 as reported by the New York Stock Exchange, Inc.) was $990,958,430. The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of February 22, 2007, was 46,506,907

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for 2007 are incorporated by reference in Parts II and III of this report.

TABL E OF CONTENTS

FORM 10-K

P ART I

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

Item 1.	Bus iness

In August 2006, our Board of Directors approved a change in our fiscal year end from March 31st to December 31st. In conjunction with the change in our fiscal year-end, we eliminated the three-month reporting lag previously used for reporting the results of Catalina Marketing International (“CMI”). As of December 31, 2006, all of our consolidated subsidiaries had the same balance sheet date. The reported results of operations for the nine-months ended December 31, 2006 include the results of CMI for the period January 1, 2006 through September 30, 2006. The results of operations for CMI for the three-months ended December 31, 2006 are included as an adjustment to retained earnings and are not reflected in the consolidated income statement. Beginning January 1, 2007, all subsidiaries will have the same fiscal reporting period. The change in our fiscal year end better aligns our reported operating periods with the fiscal year of the majority of our CPG manufacturer and pharmaceutical manufacturer clients, while the elimination of the reporting lag for CMI allows us to report the results of our foreign subsidiaries in a more timely manner.

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

As of December 31, 2006, we employed approximately 1,200 people in offices throughout the United States, Europe and Japan.

Business Segment Information

We are organized and managed by segments, which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and Catalina Marketing International (“CMI”).

As of December 31, 2006, the Catalina Marketing Network®, which supports CMS, was installed in over 22,000 retail stores in the United States, primarily supermarkets and retail drug stores, and reached approximately 251 million shoppers weekly. As of the same date, the Health Resource Network, which supports CHR, was installed in over 13,200 pharmacy outlets. CMI’s networks were installed in approximately 8,000 retail locations, primarily supermarkets and hypermarkets in Europe and Japan, and reached approximately 88 million shoppers weekly.

For a summary of the financial results of our reportable segments see Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 18 – Segment and Geographic Disclosures”.

Catalina Marketing Services

CMS services domestic retailers and consumer product manufacturers. Using the Catalina Marketing Network®, this operating segment specializes in behavior-based marketing communications. The primary service line of CMS is the in-store delivery of communications at the checkout counter of a retailer. We link our proprietary software, computers, central databases and printers with a retailer’s point-of-sale controller and scanning equipment. The network prints customized communications at the point-of-sale triggered based on product Universal Product Codes, historical purchase behavior or other scanned information. The printed communications are handed to consumers by the cashier at the end of the shopping transaction.

CMS generates revenues primarily by providing in-store, electronic marketing delivery services via the Catalina Marketing Network®. Our clients contract with CMS to deliver printed communications at the point-of-sale and typically pay us a fee for each communication delivered. In general, CMS recognizes revenue at the time a communication is delivered at the checkout counter of the retail store. The amount of revenue recognized is based on the total number of communications delivered multiplied by a per-print fee. We generally bill our clients a minimum category fee in advance of the actual delivery. Contracts for delivery include a minimum number of targeted communications for a specified category, or categories, within a four-week period referred to as a “cycle.” CMS divides the calendar year into thirteen cycles. The delivery of communications is based upon particular triggering transactions that are registered at the point-of-sale (i.e., the checkout counter of a retail store). The majority of our contracts cover multiple cycles.

The two primary programs of CMS are Checkout Coupon® and Checkout Direct®. Through our Checkout Coupon® service, we deliver marketing communications to consumers at checkout, based on the products included in their current shopping basket. Through our Checkout Direct® service, we deliver marketing communications to consumers at the checkout counter using historical purchase behavior, which is collected using “frequent shopper” or similar identification methods. In addition to Checkout Coupon® and Checkout Direct®, CMS offers Catalina Category Marketing (“CCM”), a behavior-based marketing program designed to drive more efficient volume for the manufacturer and increases loyalty to the retailer while providing increased value to the consumer. The typical four-week window for a CCM program provides a focal point for trade merchandising collaboration between the manufacturer and retailer. CCM enables consumers who purchase promoted products to receive incentives redeemable toward any purchase during their next shopping trip.

The services provided to retailers by CMS include in-store promotional prints and analytical services that enable retailers to focus on changing consumer shopping patterns with targeted communications, motivate consumers to visit a retailer more frequently, increase the size of purchase transactions, purchase specific products and develop retailer loyalty. We typically enter into agreements with retail chains to install our network in the retail stores of the chain for an initial specified term. In general, we pay retailer fees to, and exchange services with, the retailer based on the number of manufacturer sponsored communications printed. Because of the concentration of ownership in the retail grocery industry, we are dependent on a limited number of retailers that supply the primary points of distribution for the communications of our manufacturer clients. Approximately 57% of the printed in-store communications provided by CMS for our clients during the nine months ended December 31, 2006 were generated from within the stores belonging to five retail chains. If any of these retail chains were to decide to not renew their contract with us to provide our services, or if they materially reduce the number of point-of-sale locations included on our network, a material reduction in our revenues could result if we were unable to replace these locations or the number of transactions processed by these locations.

CMS is in the process of installing approximately 140,000 color inkjet printers, which will be supplied by Epson America, Inc. (“Epson”), in retailers within the Catalina Marketing Network®. The installation of the new color printers and associated software is expected to be complete in the summer of 2007. When the color printer installation is complete, we estimate that color communications will account for approximately 85% of CMS distribution.

We own the equipment installed in each retail store, including a printer at each checkout lane linked by a computer on the retailer’s premises to the retailer’s point-of-sale controller and scanning equipment. We operate two data processing facilities in the United States that employ various technologies to transmit instructions to computers installed in retail stores and retrieve program data. All of the equipment and supplies, including computers, printers, paper and ink used in a retail installation are purchased by us from outside sources. The store equipment and supplies used by our network generally are managed, installed and maintained by our corporate support staff. We outsource certain aspects of the installation and maintenance of our network in retail locations to third- party contractors. We currently use a limited number of primary vendors for equipment and supplies, including one supplier for ink. With the exception of the new color printers which are supplied solely by Epson, we believe that alternate sources of supply for such materials are available without material interruption to our business.

CMS had a single client that accounted for approximately 14.9% of revenues generated by CMS for the nine months ended December 31, 2006. That client also accounted for 17.6% and 18.9% of revenues generated by CMS for the twelve months ended March 31, 2006 and 2005, respectively. We believe that if we lost that client it could have a material adverse effect on CMS as well as on the Company taken as a whole.

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

CHR primarily generates revenues by printing messages for pharmaceutical and CPG manufacturers via PATIENTLink™. Distribution of PATIENTLink™ is generated by proprietary technology that can target the consumer based on a variety or combination of factors, including demographic data such as age and gender information, transactional data, primarily the National Drug Codes found on all prescription drugs, and de-identified patient prescription history and information. CHR does not receive or retain personally identifiable data or trigger distribution of PATIENTLink™ based on a consumer’s name, address or other personally identifiable information. When a prescription is processed via the Health Resource Network, a customized PATIENTLink™ print with prescription information, therapeutically relevant editorial content and product information is printed in the pharmacy and given to the consumer by their pharmacist along with that consumer’s medication. Approximately 25% of PATIENTLink™ prints are sponsored by pharmaceutical or CPG manufacturers and generate revenues for CHR.

CHR enters into agreements with retail pharmacy chains to install the Health Resource Network in pharmacies within the chain. Upon installation, the retailer generally agrees to use the Health Resource Network in its pharmacy for a minimum period of time. CHR pays retailer fees to, and exchanges services with, the retail pharmacy based primarily on the number of PATIENTLink™ prints.

Approximately 89% of the newsletters printed during the nine months ended December 31, 2006, were generated from stores belonging to three retail pharmacy chains. If any of these retail pharmacy chains did not renew their contract with us, or if they were to materially reduce the number of pharmacy locations participating in our network, a material reduction in CHR’s revenues could result if we were unable to either replace these pharmacy locations or the number of transactions processed by the retail pharmacy chain.

CHR operates the Health Resource Network through a data processing facility that communicates via various technologies with the computer systems of retail pharmacies or computers installed in the pharmacies to send programming instructions and retrieve program data. The Health Resource Network primarily uses software installed on a retail pharmacy’s point-of-sale system which eliminates the need for a separate CHR-operated, on-premises computer in each location. In certain installations CHR’s network and/or printer is connected to the retail pharmacy’s point-of-sale controller by an on-premise computer. In the majority of circumstances, the equipment is owned by the retail pharmacy. All of the equipment owned by us is generic and purchased from third-party vendors. Typically, pharmacies are contractually obligated to provide supplies, including toner and paper. We believe that alternate sources of equipment and supplies can be secured without significant interruption to CHR’s business.

CHR’s client base varies from year to year and as such a client may be significant in one year and not in another. CHR’s top five clients accounted for 58.0%, 58.1% and 51.8% of its revenues in the nine and twelve month periods ended December 31, 2006, March 31, 2006 and March 31, 2005, respectively.

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

As of December 31, 2006, we provided in-store electronic targeted marketing services for manufacturers and retailers in France, Italy, the United Kingdom, Germany, Japan, Belgium and the Netherlands. The network was installed in almost 8,000 retail locations in Europe and Japan and reached approximately 88 million consumers each week.

CMI had a single client that accounted for approximately 14.3% of revenues generated by this segment for the nine months ended December 31, 2006. These corresponding amounts were 13.0% and 19.8% of total CMI revenues for the twelve months March 31, 2006 and 2005, respectively. Additionally, CMI had a second client that accounted for approximately 12.8% of revenues generated by this segment for the nine months ended December 31, 2006. The amounts for this client were under 10.0% for the previous two fiscal years.

As previously disclosed, we were notified in the quarter ended September 30, 2006 by two of CMI’s retail clients that they did not intend to renew their contracts effective December 31, 2006 and March 31, 2007. For additional discussion related to these two clients, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In the nine months ended December 31, 2006, CMI revenues accounted for approximately 20.0% of our consolidated revenues. Our international operations are subject to the normal risks of foreign operations, including: changes in local business and economic conditions, political uncertainties, adapting to different regulatory requirements and interest rate movements. Certain of these risks have affected our business in the past and may also have a material adverse effect on our business, results of operations and financial condition in the future. In addition, CMI sales are billed in foreign currencies and are subject to currency exchange fluctuations as are intercompany royalties, management fees and financing activities. Changes in the value of the U.S. dollar compared with foreign currencies may have an impact on our revenues and margins. We cannot predict the direction or magnitude of currency fluctuations. In general, we purchase goods and services in local currencies. In Japan, we borrow locally to meet our financing requirements, which provides certain natural and economic hedges, but otherwise have not engaged in currency hedge transactions.

Discontinued Operations

In November 2003, we announced our intent to divest our outdoor billboard business in Japan, Direct Marketing Services and Catalina Marketing Research Solutions, which we refer to herein as Japan Billboard, DMS, and CMRS, respectively. These entities, which were deemed not to be strategically aligned with our core businesses, were subsequently sold in fiscal 2005. For a complete discussion of the operating results of our discontinued operations, see Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19 — Discontinued Operations”.

Competition

We compete for CPG and pharmaceutical manufacturer advertising, marketing and consumer promotion budgets with a wide range of alternative media, including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs. Our business segments compete with various traditional coupon delivery methods including free-standing inserts, newspapers, direct mail, magazines and in- or on-product packaging, as well as other in-store marketing companies and retail solution providers that use a variety of coupon, promotion or other advertising delivery methods. We could experience increased competition from changes and advances in technology. Furthermore, as sales of certain grocery products, particularly in certain specialized consumer product categories, shift from traditional grocery retailers to mass merchandisers and value-chains and other retail channels, our ability to reach shoppers through our existing retail network of traditional grocery stores and pharmacies may be impacted in certain consumer product categories.

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

Research and Development

Our research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network® and Health Resource Network, market research, software development and system upgrades. For the nine months ended December 31, 2006, expenditures for research and development were $0.4 million. These amounts were $0.9 million and $2.0 million for the twelve months ended March 31, 2006 and 2005, respectively.

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

Government Regulations

Our operations are subject to regulation in the United States and in other countries in which we do business. We are subject to federal, state and foreign laws governing privacy and the use of consumer information collected by us. In the United States, various federal agencies including the Federal Trade Commission, the Department of Treasury’s Alcohol and Tobacco Tax and Trade Bureau and various state agencies have promulgated regulations that restrict the advertising of tobacco, dairy and alcohol beverage products. These regulations vary from state to state and can restrict a manufacturer and/or a retailer’s ability to issue coupons or print other messages and incentives for tobacco, dairy and alcohol beverage products. Other federal, state and foreign laws also restrict the content and sponsorship of regulated product coupons and messages.

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

In all jurisdictions in which CMI operates, we are also subject to the laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars. Furthermore, in foreign jurisdictions we are subject to laws and regulations which govern the type or design of programs that we can run on our network or the content of communications and the management of data captured by our networks.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 1A.	Ri sk Factors

Risk Factors Relating to Our Business

Increased competition could reduce the demand for our services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Competition in the promotions and marketing services business is intense and includes many competitors. We compete for CPG and pharmaceutical manufacturer advertising, education and awareness, and consumer promotion budgets with a wide range of media including television, radio, print and direct mail advertising, as well as several alternative in-store and point-of-sale programs and new technologies. While we believe we provide unique, cost-effective targeted marketing services, there are many parameters on which a CPG manufacturer, pharmaceutical manufacturer or retailer may base its decision to allocate advertising or promotional expenditures, and there can be no assurance that our services will continue to compete effectively against other formats or that CPG and pharmaceutical manufacturers and retailers will continue to use our marketing services. We also expect our competitors to continue to improve the performance of their current products or services, to reduce sales prices of their existing products and services and to introduce new products, services or technologies that may offer greater performance and improved pricing. In addition, changes and advances in technology or product offering from competitors and other solutions providers may enable merchants and retail companies to implement or install their own proprietary point-of-sale systems or provide other solutions for the distribution of communications.

A shift in consumer purchasing trends for certain categories of products from traditional retail supermarkets may cause a decrease in the utilization of our services.

Significant retailers including mass marketers and value chains have not installed our networks and/or do not use us for their marketing services for the distribution of point-of-sale communications. Many retailers utilize our competitors and other solutions for such services and some conduct such services in-house or otherwise allocate their marketing dollars to other media outlets and marketing strategies. Mass marketers and value chains have significantly increased their presence in the grocery business and retail industry over the last several years. Many mass marketers and value chains, including Wal-Mart, have not installed our network or are not our clients. As mass marketers and value chains, such as Wal-Mart, increase their presence in the grocery business, the percentage of retail grocery purchases that occur in stores where our networks are installed may decrease. The impact of the increased presence of mass marketers and value chains is particularly pronounced in certain product categories. If consumers continue to shift to alternative shopping channels, like club stores, mass merchandisers and value chains, the ability and effectiveness of the Catalina Marketing Network® to reach retail shoppers, particularly in certain product categories, may decline. Any such change in shopping behavior could have a material adverse effect on our results of operations or financial condition.

Our business is dependent on the promotional spending of our manufacturer and retail partners, which may be effected by seasonal, economic, regulatory and other factors over which we have no control.

In general, we expect our revenues to be greater during periods of increased promotional activity by manufacturers. As a result, the pattern of promotion distribution can be irregular and may change from period to period depending on various factors, including the economy, competition, the timing of new product introductions and the timing of manufacturers’ promotion planning and implementation. In addition, this pattern may be affected by seasonal factors such as holiday-related promotions and annual budgeting processes affecting when our clients use promotional and consumer-related expenditure budgets. With respect to CHR, spending by our pharmaceutical manufacturer clients may be impacted by a variety of factors over which we have no control including the rate of introduction of new drugs to the market, the timing of drugs coming off patent protection and other factors which limit the sale, distribution or application of certain pharmaceutical products. These factors, as well as the overall changes in the number of contracts we have with retailer and manufacturer clients, the timing of changes of the installed store base and access to revenue producing transactions, may impact our revenues and profits in any particular period.

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

Consolidations between our current retail and pharmacy network partners and companies that do not utilize our networks may decrease the installation base of our networks and reduce the utilization of our services or increase our operating costs. Internationally, certain value chains and mass marketers continue to make acquisitions in the retail industry. Further significant acquisitions and consolidations could have a material impact on our ability to maintain and expand our international operations.

In addition, we rely on data provided by our retailers and pharmacies to trigger and report on the delivery of our services on behalf of our manufacturer clients as well as provide a database to target transactions based on purchase history. Any change, interruption or inaccuracy of the data provided by our retailers and pharmacies could adversely impact the services we offer to our clients as well as the data we utilize to report on transactions.

We may not succeed in our effort to develop new services or enter new retail channels and achieve future growth.

A key element of our growth strategy is the development and sale of new products, services and technologies and entry into new retail channels. To retain and attract manufacturers, retailers and pharmacies, we believe that we must continue to introduce additional successful services; the development and deployment of which may require significant expenditures. While new products, services and technologies are currently under development, there can be no assurance that we will be able to successfully develop and market them to our clients and retailers. In addition, while we have dedicated significant resources to expanding our CMS business into new retail channels beyond our foundation in the grocery channel, including installations in drug stores and mass merchandisers and pilot tests in convenience stores, there is no guaranty that we will be able to successfully operate in these retail channels, or that we will achieve revenue growth from these channels. Our inability or failure to enter new retail channels, devise new marketing services or to complete the development or implementation of particular services for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect our ability to achieve a significant part of our growth strategy. The absence of such growth could have a material adverse effect on our business, results of operations and financial condition.

Our enhanced and expanded service offerings, including the deployment of color printers, have and will continue to require significant capital expenditures.

We have announced that we are currently working on the deployment of color ink jet printers in our existing retail grocery network in place of certain of our existing thermal black-and-white printers, and that we have and continue to pursue agreements to install our networks in new retail channels, including retail drug stores and mass merchandisers. In addition, we have and continue to pursue other opportunities in new and existing retail channels to deploy color printers. These efforts have and may continue to require significant capital expenditures. In addition, these efforts differ to some degree from our historical business and, as a result, carry additional risks.

The deployment of color ink jet printers in our existing retail network will require substantial expenditures to acquire and install such printers and, in some instances, will replace existing thermal black-and-white printers that may not have reached the end of their useful lives, which we plan to redeploy elsewhere. Color printers will require new and additional efforts and potential costs to be expended by our retailers, including the use and management of additional consumables, such as ink and non-thermal paper, changes in software, network and bandwidth requirements, hardware and wiring and other logistical steps not required by our current network of thermal black-and-white printers. While we are working with Epson and other vendors to try to simplify the use, servicing and supply of such printers and the required consumables, we cannot provide assurance that difficulties will not be encountered in installing, using and servicing such printers and the consumables. In addition, while we believe the design of the printers and consumables will operate effectively and efficiently when fully deployed and operated in the field, due to the fact that the printers are highly customized and have not been tested for an extended period of operation, there can be no assurance that the ongoing manufacture and delivery of the printers and consumables will move forward as currently planned, that the printers and consumables will operate in accordance with specifications, that we will experience operating reliability consistent with our current thermal black-and-white printers or that we will not experience a significant number of failures resulting from design, manufacture, operation or other causes. Furthermore, while we expect color printing to enhance the effectiveness of our clients’ marketing efforts or increase the redemption rates of incentives printed on our network over an extended period of time, a long term track record verifying such goal has not yet been established. Hence, the deployment of color printers will involve the use of a substantial amount of capital and other expenditures with a risk that difficulties will be encountered in installing and operating them and that they may not gain the acceptance we desire from retailers and our manufacturer clients. Such outcome could have a material adverse effect on our results of operations and financial condition.

The deployment and expansion of our existing networks in new retail channels and markets that we have not historically served, including the retail drug store market, will require a significant amount of capital and other expenditures. Manufacturer clients using our services for new retail channels may differ, to some extent, from our historical client base due to the nature and quantity of items carried in these retail channels. While we expect the deployment of our network in new retail channels to enhance the effectiveness of our clients’ marketing efforts, a track record verifying such goal has not yet been established. As a result, the deployment of our network in new retail channels will involve the use of a substantial amount of capital and other expenditures with a risk that it may not gain the acceptance we desire from our clients. Such result could have a material adverse effect on our results of operations and financial condition.

Significant anticipated new initiatives, including the deployment of color printers, will impact our resources and management.

We have announced that we are currently working on several significant initiatives including the deployment of color printers in our CMS grocery network, pursuit of new retail channels both domestically and internationally and further international expansion. As a result of these initiatives, subject to the timing and success of these initiatives, we will experience an increased demand on our resources and management.

We are subject to risks which can disrupt our operations, cause loss of data center capacity or interruption of telecommunication links that could adversely affect our business.

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

We are subject to risks associated with the selection, availability and cost of insurance.

We have recently observed rapidly changing conditions in certain areas of the traditional commercial insurance markets, in particular related to property and business interruption insurance for hazards related to severe storms, hurricanes and flooding. Such conditions have and may continue to result in higher premium costs, higher policy deductibles, lower coverage limits and may also result in certain policy exclusions. As a result of the conditions in the insurance markets and the cost and/or availability of insurance, we retain some portion or all of our insurable risks with respect to these hazards. Any unforeseen or catastrophic losses in excess of insured limits or risks and hazards for which we do not carry insurance may have a material adverse affect on our results of operations or financial condition.

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

We hold United States and foreign patents on various aspects of our business including the process of promotion and communication distribution, and have applied for additional patents. In addition, we regard certain computer software and each service application as proprietary and attempt to protect them through copyright and trade secret laws and internal non-disclosure agreements and similar safeguards. In addition, we are working to expand into certain foreign markets where we do not currently hold patent protection or where we have limited patent coverage which may subject us to increased competition in these markets. As a result of the foregoing, certain aspects of our services may not be adequately protected from infringement or copying. Further, there can be no assurance that our patents or trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents issued to us.

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

Legislation relating to consumer privacy and changes in government regulations or the interpretation of such regulations could affect our ability to deliver targeted communications and collect data that we use in providing our marketing services, which could negatively affect our ability to satisfy our clients’ needs.

The enactment of legislation related to consumer privacy issues could have a material adverse impact on our marketing services. Any such legislation could place restrictions upon the collection and use of information that is currently legally available or the manner in which we collect, manage and store this data or could materially increase our cost of managing or collecting some data. Legislation or industry regulation could also prohibit us from collecting or disseminating certain types of data, coupons, promotions, messages or newsletters, which could adversely affect our ability to meet our clients’ requirements.

With respect to CHR’s Health Resource Network, our ability to provide consumers with condition-specific health information and direct-to-patient communications may be adversely affected by concerns over heath regulatory guidelines, interpretation by the Food and Drug Administration of regulations related to the promotion of pharmaceutical products and laws, regulations and publicity regarding a patient’s right to privacy. Regulatory changes in some jurisdictions have increased manufacturer and retailer sensitivity and selectiveness as to what types of messages they will distribute in these jurisdictions. In addition, changes in the laws and regulations or manner of enforcement of such laws and regulations could negatively impact our business and cause us to change our services or systems. While we are currently working with our manufacturer and retailer clients to find an adequate solution to these concerns, there is no guarantee that we will be able to continue to distribute prints for these clients or that there will not be additional changes in the laws and regulations in these and other jurisdictions that will further impact our operations.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in a timely manner.

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

Risks Related to Shareholder Lawsuits

The Company and certain of our current and former directors and former officers are defendants in several stockholder class action and derivative lawsuits.

The Company, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were consolidated in the United States District Court for the Middle District of Florida. The complaints seek unspecified compensatory damages and other relief. In addition, certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002.

In October 2006, the Company entered into a memorandum of understanding to settle the pending consolidated shareholder class action lawsuit for $8.5 million, $8.2 million of which was funded by our insurance carriers. Subsequently, in December 2006, the District Court granted preliminary approval to the settlement. In addition, we have agreed in principle to settle the derivative litigation actions and are currently working towards documenting the settlement. While the terms of the settlement in the stockholder class action contained in the memorandum of understanding and stipulation filed with the court and the agreement, in principle, to settle the derivative actions are on terms that do not adversely affect the Company and involve no admission of liability by the Company or any of the current and former directors and former officers named in the lawsuit, the settlements are not final and are subject to various conditions including court approval and other customary conditions.

To the extent that we do not settle these lawsuits, we intend to vigorously defend against the consolidated shareholder class action lawsuit and the two shareholder derivative actions. Furthermore, to the extent we do not settle these lawsuits, we cannot currently predict the impact or resolution of these litigations or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition. In addition, securities lawsuits may result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

Risks Related to The Company’s Receipt of Unsolicited Acquisition Proposal

The Company has received an unsolicited proposal to be acquired by merger.

On February 22, 2007, we announced that the Company had received an unsolicited proposal from ValueAct Capital Master Fund, L.P. (“ValueAct”) to acquire by merger 100% of the outstanding equity interests of the Company that ValueAct does not already own for $32.00 per share in cash. The receipt of ValueAct’s unsolicited proposal followed the Company’s prior announcement that the previously formed special committee of the Board of Directors had determined not to proceed with any of the interested parties that had submitted offers to acquire the Company. The Company has advised ValueAct that its proposal is under consideration by the Company’s Board of Directors in consultation with its advisors. The Company’s Board of Directors, in turn, has appointed a special committee to consider the appropriate response to the proposal from ValueAct. There can be no assurance that the consideration of the proposal from ValueAct or other proposals by the special committee of the Board of Directors will result in a binding agreement to acquire the Company or that the occurrence of any event, change or other circumstances will not result in the withdrawal or alteration of the proposal from ValueAct or any other interested party. In addition, to the extent the Company elects to negotiate or enter into any transaction, there can be no assurance that the negotiations will result in a definitive agreement or that any transaction contemplated by such agreement, if entered into, will close due to a variety of potential factors. Furthermore, the activities described above may divert management’s attention and increase the demand on the Company’s resources or otherwise have a negative effect on the Company’s business.

If the special committee of the Board of Directors determines not to enter into negotiations or enter into a transaction with ValueAct or another interested party, the share price of our common stock and future business and operations could be significantly negatively affected.

If the special committee of the Board of Directors determines not to enter into negotiations or enter into a transaction with ValueAct or another interested party or, to the extent the Company enters into an agreement and the transaction does not close for any reason, the share price of our common stock and future business and operations could be significantly negatively affected and may be subject to material risks, including, but not limited to the risk that the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed or may be completed at a particular price. In addition, our costs related to the consideration and potential negotiation and closing of a transaction, such as legal, accounting and the fees of our financial and other advisors, must be paid even if a transaction is not consummated. The foregoing could have a material adverse impact on our business, operations and financial results.

Item 1B.	Unresolved Staff Comments.

None

Item 2 .	Properties

Our headquarters is located in St. Petersburg, FL. This 143,000 square foot facility houses our principal administrative, marketing, information technology and product development offices.

As of December 31, 2006, we leased sales and support offices throughout the United States, consisting of approximately 186,000 square feet in aggregate, and offices for our foreign operations in five countries. We believe that the headquarters facility and the existing sales and support offices are adequate to meet our current requirements and that suitable additional space will be available as needed to accommodate growth of our operations and sales and support office requirements for the foreseeable future.

Item 3.	Legal Proceedings

Securities Actions and Derivative Actions

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In October 2006, the Company entered into a memorandum of understanding to settle the pending consolidated shareholder class action lawsuit for

$8.5 million, $8.2 million of which was funded by our insurance carriers. Subsequently, in December 2006, the District Court granted preliminary approval to the settlement. While the terms of the settlement contained in the memorandum of understanding and stipulation filed with the court are on terms that do not adversely affect the Company and involve no admission of liability by the Company or any of the current and former directors and former officers named in the lawsuit, the settlement is not final as it is subject to various conditions including court approval and other customary conditions.

Certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions captioned The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, pending in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002. We have agreed in principle to settle the derivative litigation actions and are currently working towards documenting the settlement. The settlement is not final and, when executed, will be subject to various conditions including court approval and other customary conditions.

In the event we are unable to settle the consolidated class action and derivative actions, we intend to continue to vigorously defend against these lawsuits. Furthermore, to the extent we do not settle these lawsuits pursuant to the terms of the pending settlements, we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Item 4.	Sub mission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006 or through the date of the filing of this Annual Report on Form 10-K.

PA RT II

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

Market Information. Our common stock, par value $0.01 per share (“common stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “POS”. The following table sets forth, for each quarter of the last two fiscal years, the high and low closing prices as reported by the NYSE for the common stock, and dividends declared per share of common stock, for the quarters ended as follows:

	High	Low	Dividends Declared per share of Common stock
Fiscal Year Ended March 31, 2006:
June 30, 2005	$26.33	$22.85	$—
September 30, 2005	26.97	22.52	0.30
December 31, 2005	27.54	22.36	—
March 31, 2006	26.28	21.71	—

Nine Months Ended December 31, 2006:

June 30, 2006	$29.77	$22.52	$—
September 30, 2006	29.49	26.73	0.30
December 31, 2006	29.11	24.23	—

Holders. As of February 22, 2007, there were approximately 760 registered holders of our common stock.

Dividends. During the nine months ended December 31, 2006 and the twelve months ended March 31, 2006, we paid an annual dividend of $0.30 per share. We expect to pay similar dividends in the future. However, the payment and rate of dividends on our common stock are subject to several factors including operating results, availability of cash and our financial requirements.

Securities Authorized for Issuance Under Equity Compensation Plans. The information required by Item 5 will be contained in our definitive Proxy Statement for the Annual Meeting of Stockholders under the caption Equity Compensation Plan Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2006.

The following table sets forth information relating to our purchase of our equity securities during the nine months ended December 31, 2006:

Period (Month of)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands)
Nine Months Ended December 31, 2006
April 2006	—	NA	—	$41,507
May 2006	—	NA	—	$41,507
June 2006	—	NA	—	$41,507
July 2006	—	NA	—	$141,507
August 2006	60,500	$28.35	60,500	$139,792
September 2006	227,251	$27.61	227,251	$133,517
October 2006	249,193	$28.13	249,193	$126,507
November 2006	—	NA	—	$126,507
December 2006	—	NA	—	$126,507

(1)

On July 24, 2006, our Board of Directors authorized an additional $100 million of funds to be available for the repurchase of our common stock. This authorization was in addition to the $100 million our Board of Directors authorized in August 2005. We intend to use cash flows from operations and funds available under our amended credit facility to finance the remaining authorized repurchases of our common stock. Factors governing the future repurchase of our common stock include consideration of the market price of our common stock at the time of the contemplated repurchase.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Consolidated Financial Statements and Supplementary Data”. The following selected consolidated financial data for each fiscal period presented is derived from our audited Consolidated Financial Statements. Previously reported amounts for fiscal years ended March 31, 2003 through March 31, 2005 have been adjusted to reflect the reclassification of the results of certain discontinued operations that were sold during the fiscal year ended March 31, 2005.

	As of and for the Nine Months Ended December 31, 2006	As of and for the Fiscal Years Ended March 31,
		2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$340,874	$417,746	$410,062	$408,632	$383,849
Income from continuing operations	42,799	71,616	68,596	60,397	51,564
Income (loss) from discontinued operations (1)	—	—	(3,144)	(78,900)	3,534
Cumulative effect of accounting change, net-of-tax(2)	—	—	—	(770)	—
Net income (loss) (3)	42,799	71,616	65,452	(19,273)	55,098
Diluted income (loss) per common share:
From continuing operations	$0.92	$1.46	$1.31	$1.15	$0.94
From discontinued operations (1)	—	—	(0.06)	(1.50)	0.06
Cumulative effect of accounting change, net-of-tax(2)	—	—	—	(0.02)	—

Net income (loss)	$0.92	$1.46	$1.25	$(0.37)	$1.00

Diluted weighted average common shares outstanding	46,633	48,925	52,356	52,324	54,885
Balance sheet data:
Cash and cash equivalents	$62,882	$28,117	$116,191	$72,704	$1,715
Total assets	468,492	337,095	392,738	386,809	422,421
Long-term debt	127,710	61,803	34,324	29,908	49,926
Total stockholders’ equity	184,171	143,157	196,374	184,662	215,995
Cash dividend declared per common share	$0.30	$0.30	$0.30	$—	$—
Other data:
Installed retail store base at end of period – CMS	22,072	21,048	17,609	17,604	17,498
Installed pharmacy base at end of period – CHR	13,206	12,780	12,423	11,929	17,827
Installed retail store base at end of period – CMI	7,994	7,316	5,907	5,545	4,069
Capital expenditures	$97,491	$60,254	$22,527	$26,427	$42,555
Payments for repurchases of common stock	$15,000	$114,317	$44,174	$13,307	$71,973

(1)	See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19” regarding discontinued operations.
(2)

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

(3)

Net income for the nine months ended December 31, 2006 was reduced by $8.0 million of share-based compensation expense related to the adoption of SFAS 123R in April 2006. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 10” regarding SFAS 123R.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The nine months ended December 31, 2006 was a successful period for Catalina Marketing Corporation in all reporting segments. CMS revenue increased by 13.8% over the same period in the prior year substantially as a result of our channel expansion and category penetration efforts as well as revenues associated with the roll out of our color printer initiative. CHR revenues increased 14.5% compared to the same nine month period of the prior year driven primarily by a favorable shift in program mix which resulted in a higher average price per message. Finally, CMI experienced revenue growth of 29.0% over the same period in the prior year due to growth in manufacturer and retailer revenue.

During the nine months ended December 31, 2006, CMS grew the installation base of the Catalina Marketing Network® to include over 22,000 stores and achieved strong manufacturer renewals. Additionally, as of December 31, 2006, we had completed the installation of over 95,000 color printers, representing over 65% of the planned grocery store installations across our domestic network. We will continue to make investments in our channel expansion, new product development, and color printing initiatives, which we believe will provide long-term revenue and income growth. The expansion of the Catalina Marketing Network® into retail drug stores provides us the opportunity to more effectively market our services to new and existing CPG manufacturer clients, such as manufacturers of health and beauty products, personal care products, and over-the-counter medications.

CHR continued to show significant growth in profitability as well as revenues. Net income increased 29.6% in the nine months ended December 31, 2006 compared to the same period in the prior year. CHR’s business model continued to exhibit strong operating leverage, as evidenced by operating income growth greater than the corresponding growth in revenues. We continue to explore opportunities with new prescription drug and pharmaceutical companies, and will consider expanding the CHR network into new retail drug chains when those opportunities are consistent with our business model and provide the ability to maintain solid operating leverage.

CMI increased its retailer base and was installed in almost 8,000 stores across seven countries as of December 31, 2006. Net income increased 75.8% over the prior nine month period as a result of both manufacturer and retailer revenue increases. As previously disclosed, we were notified by two of CMI’s retail customers in the quarter ended September 30, 2006 that they did not intend to renew their contracts effective December 31, 2006 and March 31, 2007. On a combined basis, the retailer and manufacturer revenue generated by these two clients accounted for approximately 29% of CMI’s revenue for the nine months ended December 31, 2006. During 2007, we expect to partially recover the manufacturer revenue associated with these two clients through the growth of the Catalina Marketing Network and other initiatives.

Results of Operations

Nine Months Ended December 31, 2006 Compared with the Nine Months Ended December 31, 2005

In August 2006, the Board of Directors approved a change in our fiscal year end from March 31st to December 31st. In conjunction with the change in year-end, we eliminated the three-month reporting lag previously used for reporting the results of CMI. As of December 31, 2006, all of our consolidated subsidiaries had the same balance sheet date. Beginning January 1, 2007 all subsidiaries will have the same fiscal reporting period. We believe the change in year-end better aligns our reported operating periods with the fiscal year of the majority of our CPG manufacturer and pharmaceutical manufacturer clients, while the elimination of the reporting lag for CMI allows us to report the results of our foreign subsidiaries in a more timely manner. As a result of these changes, the following discussion compares our results of operations for the nine months ended December 31, 2006 (the transition period) to our results of operations for the nine months ended December 31, 2005.

In the consolidated financial statements for the nine months ended December 31, 2006, the results for CMI are not shown in our income statement for the three month period ended December 31, 2006, and are reflected only as an addition to retained earnings in the consolidated statements of stockholders’ equity and comprehensive income.

Throughout this discussion, data for all periods except as of and for the nine months ended December 31, 2005, are derived from our audited consolidated financial statements, which appear in Item 8 – “Consolidated financial Statements and Supplementary Data” of this annual report on form 10-K. All data as of and for the nine months ended December 31, 2005, are derived from our unaudited consolidated financial information, which is presented in Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 22 – Change in Fiscal Year End and Elimination of Reporting Lag for Foreign Subsidiaries”.

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on

April 1, 2006 for our domestic operations and on January 1, 2006 for CMI. The adoption of SFAS 123R resulted in a pretax expense for stock-based compensation of $10.8 million in the nine months ended December 31, 2006 for which there was no corresponding expense in the prior year.

Due to the diversity of our business operations, we do not rely on any single or series of overriding metrics to measure or manage the performance of our businesses in the aggregate. While we do not use overriding metrics, we do monitor certain metrics specific or unique to the nature of each business segment’s operations. For example, we analyze and manage the performance of CMS and CMI based on a series of metrics including, but not limited to, store installation base and shopper reach. We analyze the performance of CHR using similar metrics such as pharmacy installation base and revenue producing communications as a percent of total communications; however, due to numerous factors, including the complexity and limited predictability of product mix at CHR, store/pharmacy installation base and revenue producing communications as a percent of total communications can not be viewed as reliable indicators of our performance in the aggregate. Please refer to “Segment Reporting-Continuing Operations” for a discussion of the metrics used by management to evaluate each of its segments.

The following tables include the revenues, income (loss) from operations, and net income (loss) for each of our reportable segments for the nine months ended December 31, 2006 and 2005. The results of operations of CMI are included for the nine months ended September 30th, as the results for the three months ended December 31, 2006 were recorded directly to retained earnings in conjunction with the elimination of the reporting lag.

	Nine Months Ended
	December 31, 2006	December 31, 2005	Dollar Change	Percentage Change
Revenues
CMS	$200,546	$176,279	$24,267	13.8%
CHR	71,565	62,500	9,065	14.5
CMI	68,426	53,045	15,381	29.0
Corporate	3,717	2,633	1,084	41.2
Eliminations	(3,380)	(2,624)	(756)	(28.8)

Total Revenues	$340,874	$291,833	$49,041	16.8%

	Nine Months Ended
	December 31, 2006	December 31, 2005	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$73,065	$75,783	$(2,718)	(3.6)%
CHR	23,722	18,309	5,413	29.6
CMI	18,617	12,917	5,700	44.1
Corporate	(44,100)	(29,778)	(14,322)	(48.1)

Total Income from Operations	$71,304	$77,231	$(5,927)	(7.7)%

	Nine Months Ended
	December 31, 2006	December 31, 2005	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$43,653	$45,090	$(1,437)	(3.2)%
CHR	14,114	10,894	3,220	29.6
CMI	8,804	5,008	3,796	75.8
Corporate	(23,772)	(13,388)	(10,384)	(77.6)

Net Income	$42,799	$47,604	$(4,805)	(10.1)%

Segment Results

Catalina Marketing Services

CMS generates revenues primarily by providing in-store communications on behalf of its manufacturer and retailer clients via the Catalina Marketing Network®. The amount of revenue recognized is generally based on the total communications delivered multiplied by a per-print fee. The delivery of communications is based upon particular triggering transactions that occur at the point-of-sale (i.e., the checkout counter of a retail store). The success of CMS depends upon, among other factors, the store installation base, the number of transactions accessed by the Catalina Marketing Network®, the number of communications printed, and the ability to attract and retain CPG manufacturers to use the targeted communication capabilities offered by our network.

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the average weekly number of shoppers reached, and the number of communications printed as of and for the nine months ended December 31, 2006 and 2005:

	December 31,
	2006	2005
Retailer stores installed	22,072	17,788
Average weekly shoppers reached (in millions)	251	223
Number of communications printed (in millions)	2,441	2,164

Revenues at CMS increased by $24.3 million to $200.5 million in the nine months ended December 31, 2006 from $176.3 million in the nine months ended December 31, 2005 due primarily to increases in revenue from CPG manufacturer and retailer clients of $20.4 million and $3.6 million, respectively. The 12.3% increase in manufacturer revenue was attributable primarily to a 9.9% increase in the volume of communications printed as well as a 2.4% increase in the revenue per print. The increased retailer revenue was the result of increased spending by several major clients.

As part of the color printer initiative, we have implemented a standard price increase of $0.02 for each manufacturer communication that is printed on our new color printers. We currently expect that approximately 75% to 85% of all communications printed in 2007 will be printed in color, resulting in a corresponding increase in the average price that we generate for each manufacturer communication.

Direct operating expenses increased by $14.0 million in the nine months ended December 31, 2006 compared with the same period in the prior year. The increase was partially attributable to $2.5 million in one time costs associated with the installation of color printers. We also recognized ink expense for the first time during the nine-months ended December 31, 2006 due to the installation and use of color printers. We expect ink expense to continue to increase as more clients move to color printing. There was no corresponding expense during the prior year period as during that time we only used black and white thermal printers. Additionally, the increased revenue resulted in increased commission expense and retailer fees. Finally, we incurred an expense of approximately $0.8 million due to the impairment of two office leases.

SG&A expenses increased $10.1 million for the nine month period ended December 31, 2006 as compared with the same period in the prior year including $2.5 million associated with stock-based compensation expense. The remaining $7.6 million increase was driven primarily by increases in sales force and analytic personnel and related expenses to support our channel expansion and color printer initiatives. Additionally, incentive compensation increased due to the improved sales performance during the current year period.

Depreciation and amortization expense increased by $2.8 million primarily due to the increased capital spending associated with the installation of the Catalina Marketing Network® in Walgreens and K-Mart Corporation (“K-Mart”), as well as the roll out of our color printer initiative. We expect increased depreciation and amortization expense in future periods as we continue the installation of color printers.

Net income for CMS decreased by $1.4 million, or 3.2%, due to the factors described above.

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

Management analyzes the performance of CHR through a review of the pharmacy installation base and revenue producing communications as a percent of total communications. These metrics provide a framework for evaluating current performance, as well as acting as a measure of the reach of the network, which is important in attracting additional pharmaceutical and CPG manufacturers to utilize the services of CHR.

The following table presents the pharmacy installation base and the percent of revenue producing patient communications as of and for the nine months ended December 31, 2006 and 2005:

	December 31,
	2006	2005
Pharmacies installed	13,206	12,621
% of revenue producing communications	25%	25%

Revenues for CHR increased by $9.1 million, or 14.5%, for the nine months ended December 31, 2006, compared with the nine months ended December 31, 2005. The increase is primarily the result of the growth of the network, while maintaining the percent of revenue producing communications and a favorable shift in program mix which resulted in an increase in the average price per revenue-producing communications.

Direct operating expenses increased $2.8 million for the nine months ended December 31, 2006 as compared with the same period in the prior year and included $0.1 million of stock-based compensation expense. The remaining increase was principally due to higher retailer fees as well as slightly higher commission expense in the current year period.

SG&A expenses increased $0.8 million in the nine months ended December 31, 2006 as compared with the same period in the prior year. Excluding stock-based compensation expense of $0.8 million, SG&A expenses were relatively unchanged from the prior year.

Net income for CHR increased by $3.2 million, or 29.6%, due to the factors described above.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Germany, Japan, Belgium and the Netherlands, in a similar manner to the services provided by the domestic CMS business.

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the nine months ended December 31, 2006 and 2005:

	December 31,
	2006	2005
Retail stores installed	7,994	6,962
Average weekly shoppers reached (in millions)	88	84

Revenues, as reported, for CMI increased by $15.4 million, or 29.0%, for the nine months ended December 31, 2006, compared with the nine months ended December 31, 2005. The increase was attributable to growth in revenue from retailers and manufacturers of $11.4 million and $4.0 million, respectively. The increases were primarily in France, which benefited from revenues associated with the expansion of the network and increased penetration of existing clients.

Direct operating expenses increased $3.1 million for the nine months ended December 31, 2006 as compared with the same period in the prior year and included $0.3 million of stock-based compensation expense. The increase was primarily due to the growth of the business and the increased volume of communications printed in the current year period.

SG&A expenses increased $5.9 million for the nine months ended December 31, 2006 as compared with the same period in the prior year including $1.2 million of stock-based compensation expense. The remaining $4.7 million increase was due primarily to an increase in sales and analytics personnel to support business growth opportunities, as well as an expanded senior management team and higher facilities cost.

Net income, as reported, for CMI increased $3.8 million to $8.8 million for the nine months ended December 31, 2006 as compared with the same period in the prior year. The increase was due primarily to the factors described above as well as foreign exchange transaction gains in the current year versus losses in the prior year.

Corporate

Expenses for our corporate group (“Corporate”) include costs for retail store support, information technology, corporate accounting, client services, new business development, marketing, human resources, procurement, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying Consolidated Statements of Operations included in Item 8 — “Consolidated Financial Statements and Supplementary Data” for the nine months ended December 31, 2006 and the fiscal years ended March 31, 2006 and 2005. For purposes of segment reporting, these Corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed communications, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed communications; and data communications costs are allocated based upon revenues. Of the total Corporate operating expenses, 61.5% were allocated to the operating segments during the nine months ended December 31, 2006. These amounts were 63.2% and 63.8% for the twelve month periods ended March 31, 2006 and 2005, respectively.

For the nine months ended December 31, 2006 the Corporate loss from operations increased $14.3 million as compared with the nine months ended December 31, 2005, including $5.8 million associated with the implementation of SFAS 123R and $1.5 million of severance expense. The remaining increase was driven primarily by increased executive administrative expense which was partially offset by increased intercompany royalty revenue and non-affiliated licensing revenues. Net loss for Corporate increased by $10.4 million for the period ended December 31, 2006 compared with the period ended December 31, 2005 primarily due to the factors affecting loss from operations, increased interest expense associated with our higher debt level and a higher consolidated effective tax rate driven by the implementation of SFAS 123R in the current year.

As previously disclosed, we have recently been investigating the potential sale of the company as a result of an unsolicited expression of interest in the acquisition of the Company, as well as an additional unsolicited offer from ValueAct to acquire by merger 100% of the remaining outstanding shares of the Company that ValueAct does not already own. In the first quarter of 2007, Corporate will be negatively impacted by the one time costs associated with the investigation into the potential sale of the Company.

Foreign Currency Translation and Its Effect on Revenues

Our consolidated revenues for the nine months ended December 31, 2006 were $340.9 million, which included $68.4 million from our foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling and Japanese yen. These currencies were relatively stable in aggregate against the United States dollar during the nine months ended December 31, 2006. Revenue growth assuming a constant currency rate was 30.9% versus the prior year period, while the reported revenues of our foreign operations, which take into account the effect of changes in foreign currency exchange rates, grew by 29.0% compared to the prior year period.

Results of CMI for the three months ended December 31, 2006

In conjunction with the change in fiscal year end, we eliminated the three-month reporting lag previously used by CMI. Reported income for the nine-month transition year included the results of CMI for the nine-months ended September 30, 2006. Results of CMI for the three months ended December 31, 2006, which represent the reporting lag, were not reflected in the reported income and were only recorded as an addition to retained earnings.

Revenues for CMI for the three months ended December 31, 2006 were $24.2 million and income from operations was $2.5 million. Net income was $.07 million and included $0.6 million of stock-based compensation net of taxes. See Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 22 – Change in Fiscal Year End and Elimination of Reporting Lag for Foreign Subsidiaries” for additional discussion of CMI’s quarter ended December 31, 2006.

Year Ended March 31, 2006 Compared with the Year Ended March 31, 2005

The following tables include the revenues and income (loss) from operations for each of our reportable segments included in continuing operations for the fiscal years ended March 31, 2006 and 2005. Net income (loss) is presented for the same periods for our reportable segments and discontinued operations. Discontinued operations include the operating results of Japan Billboard, DMS and CMRS through the date each entity was divested. The accounts of CMI are included for the twelve months ended December 31, which was their fiscal year end.

	Year Ended
	March 31, 2006	March 31, 2005	Dollar Change	Percentage Change
Revenues
CMS	$254,393	$269,612	$(15,219)	(5.6)%
CHR	89,527	76,167	13,360	17.5
CMI	73,817	64,116	9,701	15.1
Corporate	3,667	3,613	54	1.5
Eliminations	(3,658)	(3,446)	(212)	(6.2)

Total Revenues	$417,746	$410,062	$7,684	1.9%

	Year Ended
	March 31, 2006	March 31, 2005	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$113,802	$124,283	$(10,481)	(8.4)%
CHR	27,609	15,729	11,880	75.5
CMI	16,588	15,503	1,085	7.0
Corporate	(43,812)	(46,713)	2,901	6.2

Total Income from Operations	$114,187	$108,802	$5,385	4.9%

	Year Ended
	March 31, 2006	March 31, 2005	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$67,712	$73,879	$(6,167)	(8.3)%
CHR	16,427	9,356	7,071	75.6
CMI	6,896	7,395	(499)	(6.7)
Corporate	(19,419)	(22,034)	2,615	11.9

Net Income from Continuing Operations	$71,616	$68,596	$3,020	4.4

Discontinued Operation	—	(3,144)	3,144	NM

Net Income	$71,616	$65,452	$6,164	9.4%

NM - Not Meaningful

Segment Reporting – Continuing Operations

Catalina Marketing Services

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

Catalina Health Resource

Revenues for CHR increased by $13.4 million for the fiscal year ended March 31, 2006, compared with the fiscal year ended March 31, 2005. The increase was attributable to a 29.4% increase in the number of revenue-producing communications, which was primarily attributable to certain client programs that triggered a high volume of revenue-producing communications during the current fiscal year. These programs, which generated lower revenue per communication, contributed to an overall shift in program mix that resulted in a 7.7% decline in the average price per revenue-producing communication. Because the increase in revenue producing communications in the current year was the result of certain specific client programs, this increase is not indicative of expected future growth rates in the volume of revenue producing communications.

Direct operating expenses were relatively unchanged from the prior year at $43.5 million. Within direct operating expenses, retailer fees increased by $1.1 million, a result of increased volume of communications printed, but were offset by declines in bad debt expense and sales commissions. Commission expense decreased due to current year changes in individual performance measures. As a percentage of revenue, direct operating expenses declined from 57.0% for fiscal year 2005 to 48.5% for fiscal year 2006, exhibiting the operating leverage within this segment.

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

Catalina Marketing International

Revenues, as reported, for CMI increased by $9.7 million for the fiscal year ended March 31, 2006, compared with the fiscal year ended March 31, 2005. The increase was primarily attributable to increased manufacturer and retailer revenue of $2.6 million and $7.5 million, respectively. Manufacturer revenue increased principally due to growth in Italy. Retailer revenue was up primarily due to operations in France, which increased due to the completion of the installation of the network in two significant retailers.

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

Corporate

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

Segment Results – Discontinued Operations

As noted above and in previous filings, in November 2003, we announced our intent to divest DMS, Japan Billboard and CMRS because they were deemed not to be strategically aligned with our current core businesses. There was no activity associated with DMS, Japan Billboard and CMRS in the period ended December 31, 2006. These businesses accounted for 5.1% of our total revenues and generated an aggregate net loss of $4.2 million for the fiscal year ended March 31, 2005. Partially offsetting the net loss from discontinued operations, we incurred a $1.1 million gain on the disposition of those operations. See further discussion in Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 19”.

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

Cash flows from operations combined with borrowings on our credit facilities in the period ended December 31, 2006 and through the current date have been sufficient to meet our liquidity needs and should be sufficient to meet our projected cash requirements for at least the next twelve months. Cash on hand as of December 31, 2006 was $62.9 million, of which approximately $54.6 million was held by our subsidiaries in Europe.

Our long-term debt outstanding as of December 31, 2006 was $127.7 million. See Capital Requirements – Contractual Obligations for a discussion of our contractual commitments, which include our bank indebtedness as well as contractual obligations related to our operations.

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

Cash Flow Analysis

Nine Months Ended December 31, 2006 Compared with the Nine Months Ended December 31, 2005

Net cash provided by operating activities increased $5.3 million to $67.3 million for the nine months ended December 31, 2006 from $62.0 million for the nine months ended December 31, 2005. The increase in net cash provided by operating activities, was primarily due to higher net income adjusted for non-cash impacting items of $9.4 million. Partially offsetting this increase, changes in operating assets and liabilities resulted in a use of cash of $4.1 million. The increase in net income for non-cash impacting items was the result of lower net income of $4.8 million which was more than offset by adjustments for non-cash impacting items including stock-based compensation of $10.8 million and depreciation and amortization of $3.3 million. Cash used by increased accounts receivable of $31.7 million was offset by an increase in cash provided by changes in accrued expenses of $28.2 million.

Net cash used in investing activities increased $54.2 million to $97.2 million for the nine months ended December 31, 2006 compared with $43.0 million for the nine months ended December 31, 2005. Capital expenditures increased $58.0 million to $97.5 million and were consistent with anticipated increases associated with the roll out of color printers and the installation of Catalina Marketing Network® in Walgreens and K-Mart. This was offset slightly by expenditures of $3.5 million for the purchase of the remaining common stock of CHR in nine months ended December 31, 2005.

Net cash provided by financing activities was $42.1 million for the nine months ended December 31, 2006 compared with net cash used in financing activities of $100.6 million in the nine months ended December 31, 2005. The $142.7 increase is primarily the result of increases in net borrowing of $77.8 million, lower repurchases of common stock of $60.2 million and higher proceeds from issuance of common stock of $3.9 million. The increased borrowing was related to the capital expenditures associated with the color printer rollout.

Cash and cash equivalents was $62.9 million as of December 31, 2006 versus $32.6 million as of December 31, 2005 and included amounts associated with the elimination of the reporting lag of our foreign subsidiaries.

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

Cash and cash equivalents decreased by $88.1 million to $28.1 million for the year ended March 31, 2006.

Other Sources of Liquidity

In addition to our cash flows generated from operations, bank borrowings provide an additional source of liquidity. For a discussion of our amended credit facilities, see Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 8”.

Capital Requirements

Contractual Obligations. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Some of these obligations, such as long-term debt and related interest payments, are reflected in our Consolidated Financial Statements. In addition, we have entered into long-term contracts to acquire goods or services in the future which are not currently reflected in our Consolidated Financial Statements and will be reflected in future periods as the goods are received or services are rendered. A summary of our contractual cash obligations and commitments at December 31, 2006 follows (in thousands):

		Payments Due by Period
	Total	2007	2008 - 2009	2010 - 2011	After 2011
Long term debt (1)	$154,982	$5,669	$11,337	$137,976	$—
Postretirement medical benefit costs	1,216	105	230	248	633
Operating leases	18,013	5,277	9,121	3,104	511
Purchase obligations for in-store equipment	33,767	867	24,900	8,000	—
Miscellaneous contracts	1,427	219	592	616	—

Total	$209,405	$12,137	$46,180	$149,944	$1,144

(1)	Long-term debt includes principal and interest due under the Amended Credit Facility.

Purchase Obligations. We have a purchase commitment to Epson for the purchase of color printers by our CMS and CMI business segments. The commitment provides for the purchase of printers over a period of approximately six years for a minimum of $88.2 million. As of December 31, 2006, we have purchased over 95,000 printers and plan to complete the initial installation of our color printer initiative in the summer of 2007.

Capital Expenditures. Our primary capital expenditures have been for the purchase of color printers associated with our Epson agreement and channel expansion. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $19,000 per store, depending primarily on the number of lanes in each store. Capital expenditures were $97.5 million for the nine months ended December 31, 2006 compared with $60.3 million for twelve months ended March 31, 2006. We expect that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these capital investments.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and the former joint venture partners in our Japanese operations (the “Restructuring Agreement”), we have a contingent obligation to pay these former joint venture partners a final deferred earnout payment based on the future operating results of Japan. For further discussion of the contingent earnout payment refer to Item 8 - “Consolidated Financial Statements and Supplementary Data – Note 9 – Commitments and Contingencies”.

Stock Repurchases. On July 24, 2006, our Board of Directors authorized an additional $100 million of funds to be available for the repurchase of our common stock. This authorization increased the remaining balance under the $100 million the Board of Directors authorized in August 2005. We repurchased 0.5 million shares of our common stock during the nine months ended December 31, 2006 for a total of $15.0 million. During the twelve months ended March 31, 2006 and 2005, we repurchased 4.8 million and 1.7 million shares of our common stock for $114.3 million and $44.2 million respectively.

As of December 31, 2006, there was $126.5 million remaining under the July 24, 2006 authorization to repurchase shares. Factors governing the future repurchase of our common stock will include consideration of the market price of the common stock at the time of the contemplated repurchase. This authorization will expire when the total dollar amount authorized by our Board of Directors has been expended.

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

Impairment Testing of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to test goodwill for impairment annually. Changes in management’s judgments and estimates could affect our analysis of the impairment of goodwill. To test goodwill for impairment, we are required to estimate the fair value of each of our reporting units. Since quoted market prices in an active market are not available for our reporting units, we use other valuation techniques. We have developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates our estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. We estimate a corporate-wide weighted average cost of capital to use as the discount rate. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill. Goodwill assigned to the operating segments of CMS, CHR and CMI is not highly sensitive to changes in assumptions due to the fact that the estimated fair value of the reporting units in these operating segments significantly exceeds the amount of goodwill attributed to the reporting units. We believe a sensitivity analysis was not warranted in this situation, because even a significant fluctuation in the discount rate would not have a material impact to the financial statements.

Impairment Testing of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing for impairment, we are required to estimate the specific cash inflows and outflows expected to be generated from the long-lived asset during its remaining useful life. Changes to management’s judgments and estimates used in determining the timing of testing, the specific net cash flows related to the asset, the asset’s remaining useful life or the projected amount of future net cash flows could materially affect the outcome of the impairment analysis. In addition, if the undiscounted cash flows are less than the asset’s net book value, then management must determine the fair market value of the asset. Generally, quoted market prices in active markets are not available for our significant long-lived assets. As such, management generally uses a discounted cash flow technique to determine the fair value. Management’s assumptions regarding the discount rate used to apply to the forecasted future net cash flows can also materially affect the outcome of the impairment analysis. During the nine months ended December 31, 2006, there were no long-lived asset groups for which we identified a triggering event requiring impairment testing.

Stock-based compensation expense. In accordance with the provisions of SFAS 123R, we began recognizing stock-based compensation expense in our consolidated financial statements on April 1, 2006 for our domestic operations. We value our options and SARs using the Black-Scholes pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option or SAR and the price volatility of the underlying stock. These estimates are based largely on historical data and have not changed significantly in the past three years. Additionally, we have begun to issue restricted stock in place of options for certain employees. There are fewer estimates and assumptions associated with restricted stock as the compensation expense is based on the actual price of the stock versus a value derived from a pricing model. For all types of awards, judgment is still required in estimating the number of stock awards that are expected to vest as a result of forfeitures by employees prior to the satisfaction of time-based vesting schedules. If actual results or future changes in forfeiture rate estimates differ significantly from our current estimates, stock-based compensation could change accordingly. A 10% increase or decrease in the current forfeiture rate estimates would not have a material impact on our results of operations. For further discussion of our stock-based compensation as well as changes in historical assumptions, refer to Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 2 – Stock-Based Compensation”.

Tax Assets and Liabilities. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on operating results.

Despite our belief that our positions regarding tax contingencies are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax contingencies. Our contingencies are adjusted in light of changing facts and circumstances, such as the progress of our tax audits as well as evolving case law. Our income statement includes the impact of contingency provisions and changes to our contingencies that we consider appropriate. Unfavorable settlement of any particular issue may require use of our cash. Favorable resolution would be recognized in the income statement at the time of resolution. We have incorporated historical experience and the previously mentioned factors into the determination of each of these estimates. While we believe that our judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect our future financial results.

Legal Contingencies. The assessment of legal contingencies involves the use of critical estimates, assumptions and judgments, including our ability to reasonably estimate a range of probable loss. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. With respect to liabilities related to certain lawsuits and legal actions where we do not have a history of loss or where there is limited available data and uncertainty regarding numerous variables used to determine the potential liability, it may be difficult for us to estimate the potential liability or range of probable loss. While we believe that our judgments and interpretations regarding our legal contingencies are appropriate, significant differences in actual experience may materially affect our future financial results.

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

Item 7 A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates in our international operations.

Interest Rates

We centrally manage our domestic debt and consider investment opportunities and risks, tax consequences and overall financing strategies. This domestic debt consists of a recently amended line of credit with interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. International debt relates to our Japan subsidiary and is used to fund purchases of equipment and for ongoing operations. A 100 basis point change in interest rates, based on the average outstanding indebtedness for the nine month period ended December 31, 2006, would have resulted in a corresponding change in interest expense of approximately $0.9 million.

Foreign Operations

Our operations outside of the United States expose us to movements in currency exchange rates, which can be volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variances in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to change our financing and operating strategies.

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a $0.4 million gain in our consolidated net income for the nine months ended December 31, 2006, a loss of $1.4 million in our consolidated net income in twelve months ended March 31, 2006 and a $1.1 million gain in the twelve months ended March 31, 2005. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income over the previous two years in local currency, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either of those years. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Our revenues from continuing foreign operations represented approximately 20.0% of our total revenues from continuing operations in the nine months ended December 31, 2006 and 17.7% and 15.6% in the twelve months ended March 31, 2006 and 2005 respectively. For a discussion on the effect of changes in foreign currency exchange rates on our revenues for the period ended December 31, 2006, see in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Translation and Its Effect on Revenues.”

Item 8.	Consolida ted Financial Statements and Supplementary Data

INDEX TO FINANCIAL INFORMATION

Page
Management’s Report on Internal Control Over Financial Reporting	29
Report of Independent Registered Certified Public Accounting Firm	30
Consolidated Statements of Operations, Nine Months ended December 31, 2006 and Fiscal Years Ended March 31, 2006 and 2005	31
Consolidated Balance Sheets at December 31, 2006 and March 31, 2006	32
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Nine Months ended December 31, 2006 and Fiscal Years Ended March 31, 2006 and 2005	33
Consolidated Statements of Cash Flows, Nine Months ended December 31, 2006 and Fiscal Years Ended March 31, 2006 and 2005	34
Notes to the Consolidated Financial Statements	35

MANAGEMENT’S REP ORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in its report which appears herein.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Catalina Marketing Corporation:

We have completed integrated audits of Catalina Marketing Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catalina Marketing Corporation and its subsidiaries at December 31, 2006 and March 31, 2006, and the results of their operations and their cash flows for the nine months ended December 31, 2006 and each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has changed its methods of accounting for share-based compensation and retirement assets and obligations.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2007

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,	Fiscal Years Ended March 31,
	2006	2006	2005
	(In thousands except per share data)
Revenues	$340,874	$417,746	$410,062

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	116,392	135,475	129,449
Selling, general and administrative expenses	123,189	132,098	129,365
Depreciation and amortization	29,989	35,986	42,446

Total costs and expenses	269,570	303,559	301,260

Income from operations	71,304	114,187	108,802

Interest (expense)	(2,817)	(1,006)	(1,490)
Other income, net	1,389	495	2,940

Income from continuing operations before income taxes	69,876	113,676	110,252
Provision for income taxes	27,077	42,060	41,656

Income from continuing operations	42,799	71,616	68,596

Discontinued operations:
Loss from discontinued operations	—	—	(4,272)
Gain on dispositions of discontinued operations, net	—	—	1,128

Loss from discontinued operations	—	—	(3,144)

Net income	$42,799	$71,616	$65,452

Earnings per share – basic:
Income per common share from continuing operations	$0.93	$1.47	$1.31
Loss per common share from discontinued operations	—	—	(0.06)

Net income per common share	$0.93	$1.47	$1.25

Weighted average common shares outstanding	46,189	48,629	52,167

Earnings per share – diluted:
Income per common share from continuing operations	$0.92	$1.46	$1.31
Loss per common share from discontinued operations	—	—	(0.06)

Net income per common share	$0.92	$1.46	$1.25

Weighted average common shares outstanding	46,633	48,925	52,356

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
ASSETS	(In thousands except share data)

Current Assets:
Cash and cash equivalents	$62,882	$28,117
Accounts receivable, net	81,586	63,092
Insurance recovery receivable	8,200	—
Inventory	5,615	4,579
Deferred tax asset	9,367	6,386
Prepaid expenses and other current assets	10,950	10,978

Total current assets	178,600	113,152
Property and equipment:
Store equipment	322,106	248,621
Furniture and office equipment	57,652	55,469
Building	22,296	22,296
Building and other improvements	9,160	8,983
Software	43,826	36,655
Land	4,110	4,110

	459,150	376,134
Less - accumulated depreciation and amortization	(263,824)	(247,633)

Property and equipment, net	195,326	128,501
Patents, net	8,717	9,977
Goodwill	83,992	83,992
Other assets	1,857	1,473

Total assets	$468,492	$337,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,967	$29,245
Income taxes payable	9,720	4,988
Accrued litigation settlement	8,200	—
Accrued expenses	67,874	58,421
Deferred revenue	36,678	28,989
Current portion of long-term debt	—	53

Total current liabilities	147,439	121,696
Long-term deferred tax liability	5,605	6,817
Long-term debt	127,710	61,803
Other long-term liabilities	3,567	3,622

Total liabilities	284,321	193,938
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 46,463,762 and 46,138,208 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	464	461
Additional paid-in capital	11,535	14
Accumulated other comprehensive income	5,610	509
Retained earnings	166,562	142,173

Total stockholders’ equity	184,171	143,157

Total liabilities and stockholders’ equity	$468,492	$337,095

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands)
BALANCE AT MARCH 31, 2004		52,134	$521	$2,485	$(312)	$181,968	$184,662

Issuance of common stock		230	2	4,682	—	—	4,684
Increase in investment in subsidiary, net of tax		—	—	238	—	—	238
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	258	—	—	258
Repurchase, retirement and cancellation of common stock		(1,652)	(16)	(8,023)	—	(36,135)	(44,174)
Deferred compensation plan common stock unit and Directors’ common stock grants		49	1	343	—	—	344
Dividends on common stock		—	—	17	—	(15,670)	(15,653)
Net income	$65,452	—	—	—	—	65,452	65,452
Foreign currency translation adjustment	563	—	—	—	563	—	563

Comprehensive income	$66,015

BALANCE AT MARCH 31, 2005		50,761	$508	$—	$251	$195,615	$196,374

Issuance of common stock		139	1	2,771	—	—	2,772
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	345	—	—	345
Repurchase, retirement and cancellation of common stock		(4,780)	(48)	(3,689)	—	(110,580)	(114,317)
Deferred compensation plan common stock unit and Directors’ common stock grants		18	—	560	—	—	560
Dividends		—	—	27	—	(14,478)	(14,451)
Net income	$71,616	—	—	—	—	71,616	71,616
Foreign currency translation adjustment	258	—	—	—	258	—	258

Comprehensive income	$71,874

BALANCE AT MARCH 31, 2006		46,138	$461	$14	$509	$142,173	$143,157

Issuance of common stock		852	8	6,116	—	—	6,124
Tax benefit from exercise of non-qualified stock options and disqualified dispositions		—	—	362	—	—	362
Repurchase, retirement and cancellation of common stock		(537)	(6)	(7,088)	—	(7,906)	(15,000)
Deferred compensation plan common stock unit and Directors’ common stock grants		11	1	565	—	—	566
Stock based compensation		—	—	11,535	—	—	11,535
Effect of change in foreign subsidiaries’ reporting lag		—	—	—	—	3,410	3,410
Dividends		—	—	31	—	(13,914)	(13,883)
Net income	$42,799	—	—	—	—	42,799	42,799
Actuarial gain associated with post retirement benefits	61	—	—	—	61	—	61
Foreign currency translation adjustment	5,040	—	—	—	5,040	—	5,040

Comprehensive income	$47,900

BALANCE AT DECEMBER 31, 2006		46,464	$464	$11,535	$5,610	$166,562	$184,171

See accompanying Notes to the Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,	Fiscal Years Ended March 31,
	2006	2006	2005
		(In thousands)
Cash Flows from Operating Activities:
Net income	$42,799	$71,616	$65,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,989	35,986	43,689
Provision for (recoveries of) doubtful accounts	180	181	(297)
Amortization of deferred financing fees	102	144	276
Impairment charges	—	—	4,907
Stock-based compensation expense	10,761	—	—
Loss on sale of equipment and businesses	844	1,275	1,994
Deferred income taxes	(3,523)	(3,303)	2,394
Other non-cash operating activities	132	995	1,058
Changes in operating assets and liabilities:
Receivables	(35,186)	(7,158)	(4,101)
Inventory, prepaid expenses and other assets	(2,166)	(1,560)	3,786
Accounts payable	(6,081)	8,747	6,226
Taxes payable	4,741	(1,765)	4,602
Accrued liabilities	12,305	(5,075)	(7,375)
Deferred revenue	12,401	1,591	(4,620)

Net cash provided by operating activities	67,298	101,674	117,991

Cash Flows from Investing Activities:
Capital expenditures	(97,491)	(60,254)	(22,527)
Proceeds from sale of property, equipment and businesses	—	—	5,850
Business acquisition payments	—	(3,497)	(914)
Other	279	—	—

Net cash used in investing activities	(97,212)	(63,751)	(17,591)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	138,000	75,000	30,000
Payments on the Corporate Facility	(76,000)	(76,000)	—
Payments on VIE indebtedness	—	—	(29,565)
Proceeds from Japan borrowings	2,593	3,273	33,831
Payments on Japan borrowings	(54)	(278)	(37,042)
Repurchase of Company common stock	(15,000)	(114,317)	(44,174)
Excess tax benefit on exercise of stock options	362	—	—
Proceeds from issuance of common and subsidiary stock	6,155	2,772	4,922
Cash dividends paid	(13,883)	(14,451)	(15,653)
Financing fees paid	—	—	(714)

Net cash provided by (used in) financing activities	42,173	(124,001)	(58,395)

Effect of exchange rate changes on cash and cash equivalents	1,451	(1,996)	1,482

Net change in cash and cash equivalents before elimination of reporting lag	13,710	(88,074)	43,487
Effect of change in foreign subsidiaries’ reporting lag:
Net cash provided by operating activities	19,969	—	—
Net cash used in investing activities	(1,842)	—	—
Net cash provided by financing activities	1,699	—	—
Effect of exchange rate changes on cash and cash equivalents	1,229	—	—

Net change in cash and cash equivalents due to elimination of reporting lag	21,055	—	—

Cash and cash equivalents at beginning of year	28,117	116,191	72,704

Cash and cash equivalents at end of year	$62,882	$28,117	$116,191

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$2,707	$774	$1,827
Income taxes	$27,193	$46,780	$31,666

See accompanying Notes to the Consolidated Financial Statements

CATALINA MARKETING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Basis for Presentation

Description of the Business. Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries (the “Company”), provide behavior-based communications, developed and distributed for CPG manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based upon purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, pharmacist and patient education newsletters, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will “trigger” a communication to print, manufacturers and retailers can deliver customized communications to only the consumers they wish to reach. We track actual purchase behavior and use Universal Product Code-based scanner technology to target consumers at the retail checkout counter and National Drug Code information to trigger delivery of customized communications to consumers during pharmacy prescription checkout transactions.

We are organized and managed by segments which include the following operations: Catalina Marketing Services (“CMS”), Catalina Health Resource (“CHR”) and Catalina Marketing International (“CMI”).

In November 2003, we announced our intent to divest Japan Billboard, Direct Marketing Services (“DMS”) and Catalina Marketing Research Solutions (“CMRS”) which were deemed not to be strategically aligned with our current core businesses. Japan Billboard operated a billboard and outdoor media business in Japan. DMS provided targeted direct mail programs designed to market to consumers in their homes. CMRS provided a range of traditional marketing research services. These three business units were sold during fiscal year 2005. Their results of operations are shown as discontinued operations in the Consolidated Statements of Operations. For further information regarding our discontinued operations see Note 19.

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

CMI operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom, Germany, Japan, Belgium and the Netherlands. The Catalina Marketing Network® operates internationally in a similar manner as the domestic CMS business in offering a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers. In addition, in certain European markets, we work with clients using a business model we refer to as “retail centric” in that we derive revenue from the retailers for managing loyalty programs and in-store promotions.

Basis of Presentation. These Consolidated Financial Statements were prepared in conformity with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, were significant to the underlying amounts included in the consolidated financial statements and for which it would be reasonably possible that future events or information could change those estimates include impairment of goodwill, impairment of long-lived assets, accounting for stock-based compensation, the realization of deferred income tax assets and the resolution of tax and legal contingencies.

The Consolidated Financial Statements include our accounts, as well as the accounts of our wholly-owned subsidiaries. All intercompany transactions were eliminated in consolidation. We changed our fiscal year end from March 31st to December 31st, effective December 31, 2006. In conjunction with the change in year-end, we eliminated the three-month reporting lag previously used for reporting the results of Catalina Marketing International (“CMI”). As of December 31, 2006, all of our consolidated subsidiaries had the same balance sheet date. Beginning January 1, 2007, all subsidiaries will have the same fiscal reporting period. The change in year-end better aligns our reported operating periods with the fiscal year of the majority of our CPG manufacturer and pharmaceutical manufacturer clients, while the elimination of the reporting lag for CMI allows us to report the results of our foreign subsidiaries in a more timely manner.

The results of operations from our divested business units and the related net gain on disposition were reflected in the accompanying statement of operations as discontinued operations.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue. We deliver targeted marketing services through various channels. The following revenue recognition policies are followed for our significant revenue-generating segments:

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

Catalina Health Resource

CHR generates revenues by providing targeted direct-to-patient communications, referred to as PATIENTLink™, in retail pharmacies via the Health Resource Network. PATIENTLink™ includes prescription information, therapeutically relevant editorial content and product information. We generally bill clients a fee in advance of the delivery of a fixed number of customized prints or “messages” within specified time periods, typically 6 to 12 months. Delivery is triggered by transactions that are registered at the retail pharmacy’s point-of-sale. For particular triggers, the client is given the exclusive right to have its messages delivered based upon a particular product category trigger during the applicable time period.

We have concluded that recognizing revenue as a PATIENTLink™ print is delivered is a systematic and rational method that represents the pattern over which the revenue is earned and obligations to clients are fulfilled. Furthermore, we believe that the exclusivity feature is not a separate deliverable apart from the delivery of the customized print. CHR recognizes revenue when the print is delivered, provided collection of the resulting receivable is reasonably assured. Amounts collected prior to delivery are deferred and recognized as revenue when delivery occurs or in full in the twelfth month after the end of the last cycle specified in the contract. Occasionally, if the minimum number of customized newsletters is not printed, the remaining allotment of messages may be refunded, extended or transferred to future periods in order to permit the client to reach the contracted print minimums.

In certain fixed-fee program arrangements where a fixed number of messages is not required, revenue is recognized ratably over the particular period of the related contract, regardless of the number of customized prints delivered.

Research and Development. Our research and development efforts are generally for pilot-project execution to create, test and support new applications for the Catalina Marketing Network®, Health Resource Network, market research, software development, and system upgrades. For the nine months ended December 31, 2006, and the twelve months ended March 31, 2006 and 2005, expenditures for research and development, which are included in selling, general and administrative expenses, were $0.4 million, $0.9 million and $2.0 million, respectively. These expenditures include internal and external labor primarily for the development of our software and networks.

Advertising Costs. Advertising costs are expensed as incurred and amounted to $0.9 million for the nine months ended December 31, 2006, $1.6 million and $0.6 million in the twelve months ended, March 31, 2006 and 2005, respectively.

Foreign Currency Translation. Balance sheet accounts are translated at exchange rates in effect at the end of the foreign subsidiaries’ fiscal year and income statement accounts are translated at weighted average exchange rates for the year. Translation adjustments are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

Foreign Currency Transactions. Net realized and unrealized gains and losses from foreign currency transactions are included in Other income, net in our Consolidated Statements of Operations, and were a $0.4 million gain in the nine months ended December 31, 2006, a $1.4 million loss and a $1.1 million gain for the twelve months ended March 31, 2006 and 2005, respectively.

Net Income Per Common Share. For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income. The following is a reconciliation of the denominator of basic and diluted earnings per share (“EPS”) computations shown on the face of the accompanying Consolidated Financial Statements (in thousands):

	Nine Months Ended December 31,	Fiscal Years Ended March 31,
	2006	2006	2005
Basic weighted average common shares outstanding	46,189	48,629	52,167
Dilutive effect of options, SARs and restricted stock	444	296	189

Diluted weighted average common shares outstanding	46,633	48,925	52,356

We repurchased 0.5 million, 4.8 million and 1.7 million shares of our common stock during the nine and twelve month periods ended December 31, 2006 and March 31, 2006 and 2005, respectively.

The following outstanding options were not included in the computation of diluted EPS because their effect would have been anti-dilutive (in thousands except price per share data):

	Nine Months Ended December 31,	Fiscal Years Ended March 31,
	2006	2006	2005
Outstanding options	5,712	4,102	5,113
Range of prices	$20.20 -$36.82	$26.31 -$36.82	$26.31 -$36.82

In accordance with the contingently issuable shares provision of Statement of Financial Accounting Standard No. 128, Earnings

per Share, (“SFAS 128”), 369,981 shares of performance-based restricted stock were not included in the calculation of earnings per share for the nine months ended December 31, 2006 because the necessary conditions for vesting have not been satisfied.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term investments. The short-term investments can be immediately converted to cash and are recorded at fair value. Of the total amount of cash and cash equivalents as of December 31, 2006 and March 31, 2006, $54.6 million and $24.2 million, respectively, was held by our subsidiaries in Europe.

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

	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
		2006	2005
Allowance for Doubtful Accounts
Beginning balance	$1,795	$2,443	$3,674
Increase (decrease) in provision	180	181	(297)
Account write-offs, net of recoveries	(195)	(829)	(934)

Ending balance	$1,780	$1,795	$2,443

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

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows: store equipment — color printers — seven years, thermal printers — five years; furniture and office equipment — five to ten years; building — thirty-nine and one-half years; building and other improvements — generally seven to ten years, but not to exceed the lease period; and purchased software — amortized over the length of the software agreement, not to exceed five years. Prior to the sale of our Japan Billboard business, billboards were depreciated using the straight-line method over an estimated useful life of eight years. Third-party installation costs for store equipment, net of amounts reimbursed by the retailer, are capitalized and amortized using the straight-line method over the estimated useful lives of the related store equipment. Maintenance and repair costs are expensed as incurred.

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

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets, net of the fair value of liabilities assumed in a business combination. Goodwill is subject to impairment tests to be performed at least annually, and more frequently if events and circumstances indicate that impairment is likely. Impairment is indicated when the implied fair market value is less than the carrying value of the reporting unit. Asset values determined to be impaired are expensed in the period when impairment is determined. To determine fair market value, we use a discounted cash flow approach, using the same assumptions as those used to develop our three-year, long-range plan, updated as necessary based on our internally-generated monthly forecasts. We incorporate a terminal value cash flow based upon an estimated future growth rate. See additional discussion in Note 3.

Patents, Net. The amount capitalized as patents includes only those patents acquired from others. Patents are amortized over their estimated useful lives which range from five to twenty years, using the straight-line method.

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

Under APB 25, no compensation expense was recorded in earnings for our stock options and awards granted under our employee stock purchase plan. The pro forma effects on net income and earnings per share for stock options and employee stock purchase plan awards were disclosed in a note to the financial statements. We adopted SFAS 123R using the “modified prospective application” method. Under this transition method, compensation cost recognized in the current fiscal year results of operations includes expense for share-based awards granted prior to, but not yet vested, as of April 1, 2006. This expense is based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to April 1, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

Fair Value of Financial Instruments. At December 31, 2006 and March 31, 2006, the carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The carrying value of our short-term borrowings and long-term debt approximate fair value and are based on current interest rate and credit spread assumptions.

Concentration of Risk. Financial instruments, which potentially subject us to concentration of credit risk, consist principally of trade accounts receivable. Our revenue and related trade receivables are derived primarily from the sale of in-store electronic marketing and direct-to-patient communications. Accounts receivable are due primarily from companies located throughout the United States, Europe and Japan. Credit is extended based on an evaluation of the client’s financial condition and, generally, collateral is not required. At December 31, 2006, approximately 24.4% of Accounts receivable, net related to three clients. These three clients accounted for approximately 20.2% of consolidated revenue for the nine months ended December 31, 2006.

We rely on retail stores and pharmacies to provide access to their premises and consumers for the Catalina Marketing Network® and Health Resource Network to be successful. We believe the impact to the networks with respect to a loss of a single retail chain or pharmacy chain may be limited due to the diversity of participation. However, approximately 57% of the delivered in-store communications provided by CMS for its clients during the nine months ended December 31, 2006, were generated from within the stores belonging to five CMS retail chains. Also, over 89% of the communications we delivered on behalf of our pharmaceutical clients during the nine months ended December 31, 2006 were generated from within the pharmacies belonging to three CHR retail pharmacy chains. If any of these five retail chains or three pharmacy chains were to decide not to renew their contract with us, or if they reduce the number of locations where our systems are installed, a material reduction in revenues could result if these point-of-sale locations, or the transactions accessed at these locations, were not replaced.

As previously disclosed, we were notified by two of CMI’s retail clients that they did not intend to renew their contracts. On a combined basis, the retailer and manufacturer revenue generated by these two customers accounted for approximately 29% of CMI’s revenue for the nine months ended December 31, 2006. During 2007, we expect to partially recover the manufacturer revenue associated with these two clients through the growth of the Catalina Marketing Network and other initiatives.

Accounting Standards Adopted in the Period ended December 31, 2006

SFAS No. 123R. We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on April 1, 2006 for our domestic operations and on January 1, 2006 for our international subsidiaries. The adoption of SFAS 123R resulted in a pretax expense for stock-based compensation of $10.8 million in the nine months ended December 31, 2006 for which there was no corresponding expense in the prior year. For a complete discussion of the impact associated with the adoption of SFAS 123R, see Item 8 – “Consolidated financial Statements and Supplementary Data – Note 10 – Stock Based Compensation”.

SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective for the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The adoption of these provisions did not have any material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of this provision did not have any material impact on our results of operations or financial position.

Accounting Standards Not Yet Adopted

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation process, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

Note 3. Acquisitions, Dispositions and Goodwill

We have historically made acquisitions based on various factors including client relationships, service offerings, competitive position, reputation, experience and specialized know-how. Our acquisition strategy was to build upon the capabilities of our various strategic business platforms through the expansion of service capabilities. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. Due to the nature of our business, the companies we acquired frequently had minimal tangible net assets or identifiable intangible assets. The acquisition price was frequently determined by the future projected revenue and cash flow of the entity being acquired. Accordingly, a substantial portion of the purchase price was allocated to goodwill. On at least an annual basis, we perform an impairment test to assess whether the fair value of goodwill has been impaired.

The following tables present the changes in the carrying amount of goodwill during nine months ended December 31, 2006 and the fiscal years ended March 31, 2006 and March 31, 2005 (in thousands):

	Nine Months Ended December 31, 2006
	CMS	CHR	CMI	DMS	CMRS	Total Consolidated

Beginning Balance	$20,210	$39,629	$24,153	$—	$—	$83,992
Goodwill acquired	—	—	—	—	—	—

Ending Balance	$20,210	$39,629	$24,153	$—	$—	$83,992

	Fiscal Year Ended March 31, 2006
	CMS	CHR	CMI	DMS	CMRS	Total Consolidated

Beginning Balance	$20,210	$36,132	$24,153	$—	$—	$80,495
Goodwill acquired	—	3,497	—	—	—	3,497

Ending Balance	$20,210	$39,629	$24,153	$—	$—	$83,992

	Fiscal Year Ended March 31, 2005
	CMS	CHR	CMI	DMS	CMRS	Total Consolidated

Beginning Balance	$20,210	$36,132	$24,153	$1,609	2639	$84,743
Goodwill acquired	—	—	—	(1,609)	(2,639)	(4,248)

Ending Balance	$20,210	$36,132	$24,153	$—	$—	$80,495

Activity for the Nine Months Ended December 31, 2006

During the nine months ended December 31, 2006 we did not enter into any transactions that resulted in the acquisition of additional goodwill. Further, we did not incur any goodwill impairments based on our annual impairment testing as the estimated fair value of the applicable reporting units significantly exceeded the amount of goodwill attributed to those reporting units.

Activity for the Fiscal Year Ended March 31, 2006

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

Activity for the Fiscal Year Ended March 31, 2005

We tested the goodwill at CMRS for impairment during fiscal year 2005 due to a decline in CMRS’ forecasted cash flows. Based upon this testing, we determined that an impairment of goodwill had occurred and recorded an impairment charge of $2.6 million within discontinued operations, thereby eliminating the goodwill attributable to this business unit.

Goodwill related to DMS of $1.6 million was also eliminated during fiscal year 2005 due to a decline in DMS’ forecasted cash flows. We did not expect to recover this goodwill. However, subsequent to the write-off of goodwill within discontinued operations, we sold the business for an amount in excess of the net book value of the remaining net assets, resulting in a gain on the sale.

Note 4. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	Weighted Avg. Useful Life As of December 31, 2006 (In years)	As of December 31, 2006	As of March 31, 2006
Purchased Patents	5.37	$23,744	$23,679
Accumulated amortization		(15,027)	(13,702)

Patents, net		$8,717	$9,977

Estimated five year amortization of patents was as follows as of December 31, 2006 (in thousands):

Year	Estimated Amortization
2007	$1,699
2008	1,641
2009	1,630
2010	1,629
2011	1,247

We recognized amortization expense of $1.3 million for the nine months ended December 31, 2006 and $1.8 million and $1.9 million for the twelve months ended March 31, 2006 and 2005, respectively, which is included on the Consolidated Statements of Operations within Depreciation and Amortization.

Note 5. Impairment Charges

There were no impairment charges during the nine months ended December 31, 2006 or during the fiscal year ended March 31, 2006. In fiscal year 2005, we recorded impairment charges of $0.4 million and $0.3 million at CMRS and Corporate, respectively, because the estimated fair value of certain depreciable assets exceeded their carrying value. The impairment charge related to those assets of CMRS was included in Income (loss) from discontinued operations. The impairment charge related to those assets of Corporate was included in selling, general and administrative expenses.

The following table summarizes the impairment charges related to goodwill (as described in note 3) and other long-lived assets that we recorded during the fiscal year ended March 31, 2005 (in thousands):

Impairments for the Fiscal Year Ended March 31, 2005:

DMS	$1,609
CMRS	3,010
Japan Billboard	—

Total for discontinued operations	$4,619
Corporate	288

$4,907

Note 6. Detail of Accrued Expenses

Accrued expenses included (in thousands):

	As of December 31, 2006	As of March 31, 2006
Payroll related	$29,907	$23,375
Accrued retailer fees	9,229	9,811
Deferred compensation plans	4,740	5,096
Sales commissions	8,498	9,882
Accrued operating expenses	4,490	2,693
Business taxes	7,799	4,199
Other	3,211	3,365

Total accrued expenses	$67,874	$58,421

Note 7. Income Taxes

The components of income before income taxes and the income tax provision consisted of the following (in thousands):

	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
		2006	2005
Income before income taxes:
Domestic	$49,607	$97,374	$93,335
Foreign	20,269	16,302	16,917

	$69,876	$113,676	$110,252

Income tax provision
Current taxes:
Federal	$21,484	$36,186	$34,437
State	2,152	3,791	5,255
Foreign	7,633	5,282	5,790

	31,269	45,259	45,482

Deferred taxes:
Federal	(3,118)	(2,960)	(3,442)
State	(356)	(338)	(377)
Foreign	(718)	99	(7)

	(4,192)	(3,199)	(3,826)

Provision for income taxes	$27,077	$42,060	$41,656

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows (in thousands):

	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
		2006	2005
Expected federal statutory taxes at 35%	$24,456	$39,786	$38,588
State and foreign income taxes, net of federal benefit	1,037	2,180	3,022
Tax expense (benefit) of foreign branches	954	1,005	(3,991)
Increase (decrease) in valuation allowance	(1,017)	(1,327)	3,798
Non deductible SFAS 123R expense	1,247	—	—
Other	400	416	239

Provision for income taxes	$27,077	$42,060	$41,656

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

Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and from revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows (in thousands):

	December 31, 2006	March 31, 2006
Deferred Tax Assets:
Payroll related items	$3,982	$1,273
Deferred revenue	2,528	2,205
Provision for doubtful accounts	516	581
Accrued expenses	2,342	2,328
Net operating loss carryforwards	14,004	14,872
Capital loss carryforward	990	990
Investments in unconsolidated equity securities	11,375	11,464
Other	1,389	22

	37,126	33,735
Valuation allowance	(28,772)	(29,789)

Net deferred tax assets	$8,354	$3,946

Deferred Tax Liabilities:

Depreciation and amortization	(4,592)	(4,377)

Net deferred tax assets (liabilities)	$3,762	$(431)

	December 31, 2006	March 31, 2006
Net deferred tax assets (liabilities) consisted of:
Deferred tax asset current	$9,367	$6,386
Long-term deferred tax liability	(5,605)	(6,817)

Net deferred tax assets (liabilities)	$3,762	$(431)

We periodically review the need for a valuation allowance against deferred tax assets and recognize these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, we believe that the valuation allowances provided are appropriate. The valuation allowance decreased by $1.0 million during the nine months ended December 31, 2006 and decreased $1.3 million during the twelve months ended March 31, 2006. The decrease in the valuation allowance for both periods was primarily due to a decrease in foreign tax assets and utilization of a portion of the capital loss carryforward.

As of December 31, 2006, we had cumulative aggregate foreign taxable NOL carryforwards of $37.0 million. Approximately $11.9 million of the foreign NOLs can be carried forward indefinitely, while the remaining $25.1 million expire between 2007 and 2012. Foreign pre-tax losses represented by NOLs of approximately $33.1 million have already been deducted in the consolidated U.S. Corporation income tax return.

We do not provide for deferred taxes on certain unremitted foreign earnings, as we believe that earnings of our foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2006, the cumulative unremitted foreign earnings of our foreign subsidiaries are $44.6 million. It is impractical to determine the amount of unrecognized deferred taxes with respect to these earnings; however, a foreign tax credit may be available to partially reduce U.S. income taxes in the event of a distribution.

Note 8. Short-Term Borrowings and Long-Term Debt

Our short-term borrowings and long-term debt consisted of the following (in thousands):

	As of December 31, 2006	As of March 31, 2006
Credit Facility, interest from 1.000% to 5.825%, as of December 31, 2006 and from 0.715% to 5.419%, as of March 31, 2006	$127,710	$61,803

Long-term installment debt in Japan, interest from 4.65% to 5.68% as of March 31, 2006 matured in August 2006 (payable in yen)	—	53

Total debt obligations	127,710	61,856
Less current portion of long-term debt	—	(53)

Long-term debt	$127,710	$61,803

Maturities of long-term debt were as follows as of December 31, 2006 (in thousands):

Amount
2007	$—
2008	—
2009	—
2010	—
2011	127,710
2012 and after	—

Total long-term debt	$127,710

Revolving Credit Facility

On October 24, 2006, we amended and restated our August 2004 Credit Facility into a five-year, $175.0 million multi-currency revolving credit facility (“Credit Facility”) with J. P. Morgan Securities Inc. as the sole lead arranger and JP Morgan Chase, National Association serving as the administrative agent. Under certain conditions, we may increase the revolving credit line up to $275.0 million. The facility is unsecured and may be used for general corporate purposes including share repurchases, capital expenditures and dividend payments.

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

Note 9. Commitments and Contingencies

Lease Commitments. We lease certain office space and equipment under noncancellable operating leases that expire at various dates through fiscal year 2012. Rental expense under operating leases was $4.6 million in the nine months ended December 31, 2006 and $4.5 million and $5.8 million in the twelve months ended March 31, 2006 and 2005 respectively. Future minimum operating lease commitments as of December 31, 2006, were as follows (in thousands):

Fiscal Year Ended December 31,	Amount
2007	$5,277
2008	4,776
2009	4,345
2010	2,070
2011	1,034
Thereafter	511

Total minimum lease payments	$18,013

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

Purchase Commitments. We have a purchase commitment to Epson America, Inc. for the purchase of color printers for use by our CMS and CMI business segments. The commitment provides for the purchase of printers over a period of approximately six years for a minimum of $88.2 million.

Our annual obligation for purchases of color printers as of December 31, 2006, was as follows (dollars in thousands):

Fiscal Year Ended December 31,	Amount
2007	$867
2008	12,900
2009	12,000
2010	8,000
2011	—

Total	$33,767

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

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contain various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. The complaints seek unspecified compensatory damages and other relief. In October 2003, the complaints were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. In October 2006, the Company entered into a memorandum of understanding to settle the pending consolidated shareholder class action lawsuit for $8.5 million, $8.2 million of which was funded by our insurance carriers and is reflected in our consolidated balance sheet as “Insurance Recovery Receivable”. The Company funded the remaining $300,000 of the settlement. Subsequently, in December 2006, the District Court granted preliminary approval to the settlement. While the terms of the settlement contained in the memorandum of understanding and stipulation filed with the court are on terms that do not adversely affect the Company and involve no admission of liability by the Company or any of the current and former directors and former officers named in the lawsuit, the settlement is not final as it is subject to various conditions including court approval and other customary conditions. In the event we are unable to settle the consolidated class action, we intend to continue to vigorously defend against these lawsuits. Furthermore, to the extent we are unable to settle these lawsuits pursuant to the terms of the pending settlement, we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition and results of operations.

Certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions captioned The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, pending in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002. We have agreed in principle to settle the derivative litigation actions and are currently working towards documenting the settlement. The settlement is not final and, when executed, will be subject to various conditions including court approval and other customary conditions. To the extent we are unable to settle these lawsuits pursuant to the terms of the pending settlement, we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Note 10. Stock Based Compensation

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

We make certain assumptions when valuing options and SARs including the expected life which is based on historical data as well as expected future behavior. During the nine months ended December 31, 2006 and the twelve months ended March 31, 2006 and March 31, 2005, we used the following weighted average assumptions in our fair value calculations for those grants issued in the respective years:

	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,

		2006	2005
Volatility	40.6%	42.9%	45.1%
Risk-free rate (based on date of grant)	4.9%	4.3%	3.6%
Expected dividend yield (1)	1.3%	1.2%	1.3%
Expected life	5 years	5 years	5 years

(1)	The expected dividend yield is determined as of the date of the grant. The dividend yield component of the option pricing model for the grants was based on management’s expectation of future dividends to be paid over the life of the option.

The per share weighted average fair values of options and SARs granted, including those shares issued under the employee stock purchase plan, in the nine months ended December 31, 2006 and the twelve months ended March 31, 2006 and March 31, 2005 were $8.75, $9.51 and $9.56, respectively.

Had compensation expense for these plans been recognized in accordance with SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2006	2005
Net income:
As reported	$71,616	$65,452
Add stock-based employee compensation expense included in reported net income, net of tax	300	238
Deduct total stock based employee compensation expense determined under fair value based method for all awards net of tax (1)	(6,635)	(6,696)

Pro forma net income	$65,281	$58,994

Basic earnings per common share:
As reported	$1.47	$1.25
Pro forma	$1.34	$1.13
Diluted earnings per common share:
As reported	$1.46	$1.25
Pro forma	$1.34	$1.13
(1) Includes the following amounts for the purchase discount offered under the Company’s employee stock purchase plan	$281	$26

For the year ended March 31, 2006, we reduced pro forma stock compensation expense by $19.3 million, net of income taxes, due to the reversal of expense related to forfeited options and changes to the estimated number of shares expected to vest for certain performance-based options. Conversely, our pro forma stock compensation expense for fiscal 2006 was increased by approximately $8.2 million, net of income taxes, due to the accelerated vesting of certain options. Effective February 23, 2006, our Board of Directors approved the acceleration of vesting of all unvested options held by certain employees and having an exercise price of $26.31 or greater. Options with respect to 836,618 shares of our common stock were subject to the acceleration.

For the year ended March 31, 2005, we reduced pro forma stock compensation expense by $5.6 million, net of income taxes, due to the reversal of expense related to forfeited options and changes to the estimated number of shares expected to vest for certain performance-based options. Conversely, our pro forma stock compensation expense for fiscal 2005 was increased by approximately $4.6 million, net of income taxes, due to the accelerated vesting of certain options. Effective March 31, 2005, our Board of Directors approved the acceleration of vesting of all unvested options held by employees to purchase our common stock and having an exercise price of $33.46 or greater. Options with respect to 316,220 shares of our common stock were subject to the acceleration.

With regard to the acceleration of options in years ended March 31, 2006 and 2005, those options that were accelerated had exercise prices in excess of the market value of our common stock on the date of the approval of the acceleration. The Board of Directors determined that the acceleration would serve the best interests of the shareholders by reducing our future compensation expense. As a result of the accelerated vesting of these options, we expect to avoid total compensation expense of approximately $12.8 million, net of income taxes, that we would otherwise have to recognize as an expense under SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which we adopted effective April 1, 2006.

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

We have historically granted stock options to eligible employees on a discretionary basis. Beginning in April 2006, we began issuing restricted stock and SARs instead of stock options. We may continue to award stock options to a limited number of employees when appropriate.

1989 Stock Option Plan. Pursuant to the 1989 Plan, 17,250,000 shares of our common stock were reserved for issuance upon the exercise of options granted under the 1989 Plan. Through December 31, 2006, options to purchase an aggregate of 12,405,774 shares were granted, net of cancellations, of which options to purchase 146,752 shares were outstanding as of December 31, 2006.

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

1999 Stock Award Plan. Pursuant to the 1999 Plan, 12,900,000 shares of our common stock are reserved for issuance. The 1999 Plan provides for the grant of stock options, SARs, restricted stock and other stock unit awards. Options and SARs granted under the 1999 Plan generally vest over four years. Restricted stock generally vest over three or four years and may be service based or performance based and usually vest in their entirety upon completion of the service or performance requirements. All awards expire ten years after grant date. As of December 31, 2006, 8,199,046 options / SARs and 571,804 restricted stock, net of cancellations have been issued. Under the 1999 Plan, 4,130,799 shares remained available for future grants.

Aggregate Stock Option Activity. As of December 31, 2006, options to purchase an aggregate of 13,040,073 shares had been exercised, including options to purchase 60,000 shares granted outside of any plan; options to purchase an aggregate of 7,624,747 shares were outstanding; and 4,130,799 shares remained available for future grants under the 1999 Plan. Of the options outstanding as of December 31, 2006, and March 31, 2006 and 2005, options to purchase 4,465,793, 4,152,727 and 2,707,717 shares, respectively, were immediately exercisable, with weighted average exercise prices of $28.20, $28.61, and $30.32, respectively. The following table summarizes options and SARs activity from April 1, 2004 through December 31, 2006:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding as of March 31, 2004	4,573,340	$30.44
Option activity:
Granted	3,961,903	24.03
Exercised	(224,312)	20.38
Canceled or expired	(1,218,190)	28.36

Options outstanding as of March 31, 2005	7,092,741	27.50
Option activity:
Granted	2,143,769	24.28
Exercised	(107,240)	19.05
Canceled or expired	(1,571,414)	28.63

Options outstanding as of March 31, 2006	7,557,856	26.48
Option / SARs activity:
Granted	733,276	22.97
Exercised	(243,898)	24.01
Canceled or expired	(422,487)	26.06

Options / SARs outstanding as of December 31, 2006	7,624,747	$26.25

Options / SARs available for future issuance as of December 31, 2006	4,130,799

Information on stock options / SARs was as follows:

Options / SARs Outstanding				Options / SARs Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of December 31, 2006	Weighted Average Exercise Price
$16.00-$25.00	3,813,524	8.2	$22.38	1,188,930	$21.60
$25.01-$33.00	3,111,343	6.1	$28.79	2,576,983	$29.11
$33.01-$44.00	699,880	4.1	$36.06	699,880	$36.06

	7,624,747			4,465,793

The aggregate intrinsic value of options / SARs outstanding as of December 31, 2006 and March 31, 2006 was $20,246 and $4,704, respectively. These amounts were $7,526 and $2,365 for options / SARs exercisable as of December 31, 2006 and March 31, 2006, respectively. Of the unvested outstanding options and SARs, we expect 2.8 million to vest with a weighted average exercise price of $23.46, a weighted average remaining contractual life of 8.4 years and an intrinsic value of $12.7 million. The weighted average remaining contractual life of exercisable options / SARs was 5.9 years.

The following table summarizes restricted stock activity from April 1, 2006 through December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value

Nonvested balance at March 31, 2006	12,491	$24.02

Granted	634,977	23.00
Vested	(6,245)	24.02
Dividend	5,942	22.95
Forfeited / Cancelled	(61,018)	22.85

Nonvested balance at December 31, 2006	586,147	$23.03

1992 Director Stock Grant Plan. The 1992 Grant Plan provides for grants of common stock to non-employee members of the Board of Directors. A total of 300,000 shares of our common stock were authorized for issuance under the 1992 Grant Plan. As of

December 31, 2006, 137,930 shares had been granted, net of cancellations. Stock granted under the 1992 Grant Plan vests ratably in annual installments over each director’s remaining term. The 1992 Grant Plan expired on October 27, 2002; therefore, no shares are available for future grants under the 1992 Grant Plan.

2002 Director Stock Grant Plan. The 2002 Grant Plan, which replaced the 1992 Grant Plan, provides for grants of common stock to non-employee members of the Board of Directors. A total of 250,000 shares of our common stock were authorized for issuance under the 2002 Grant Plan. As of December 31, 2006, 57,886 have been granted from the 2002 Grant Plan leaving 192,114 shares available for future grants under the 2002 Grant Plan. Stock granted under the 2002 Grant Plan vests ratably in annual installments over each director’s remaining term.

Employee Stock Purchase Plan. Pursuant to the 2004 Purchase Plan, 1,300,000 shares of our common stock were reserved for issuance. During the nine months ended December 31, 2006, we issued 38,102 shares with a weighted average fair market values of $26.34. During the twelve months ended March 31, 2006 and 2005, we issued 34,776 and 5,150 shares with a weighted average fair market values of $25.38 and $29.63, respectively. Shares available for future grant total 1,221,972 as of December 31, 2006.

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

The effect of adoption of SFAS 123R on our financial results for the nine months ended December 31, 2006 was as follows (in thousands, except per share data):

Nine Months Ended December 31, 2006
Decrease in income from operations before income taxes	$10,761
Tax benefit	2,786
Decrease in net income	7,975
Excess tax benefit reclassed to financing from operating activities	362
Decrease in basic and diluted earnings per share	$0.17

The weighted average grant date fair value of options and SARs granted during the nine months ended December 31, 2006 and the twelve months ended March 31, 2006 and 2005, was $8.75, $9.51 and $9.56, respectively. In the nine months ended December 31, 2006 and twelve months ended March 31, 2006, 634,977 and 12,491 shares of restricted stock were granted with a weighted-average grant-date fair value of $23.00 and $24.02, respectively. There were no restricted stock grants in the twelve months ended March 31, 2005. The total intrinsic value of options exercised during the nine months ended December 31, 2006 and the twelve months ended March 31, 2006 and 2005 was $1,115,575, $700,476 and $1,262,997 respectively. We received cash from options exercised and shares purchased of $6.1 million for the nine months ended December 31, 2006 and $2.9 million and $4.7 million for the twelve months ended March 31, 2006 and 2005, respectively. We expect to satisfy all future share based awards with registered shares available to be issued.

As of December 31, 2006, there was $32.1 million of unrecognized compensation expense related to unvested awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of awards vested was $6.3 million during the nine months ended December 31, 2006 and $21.6 million and $22.3 million during twelve months ended March 31, 2006 and 2005, respectively.

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

Note 12. Employee Benefit Plans

We maintain a 401(k) Savings Plan, which provides benefits for substantially all of our employees who meet minimum age and length-of-service requirements. Amounts charged to expense for this plan totaled $1.3 million in the nine months ended December 31, 2006 and $1.0 and $1.1 million in the twelve month periods ended March 31, 2006 and 2005, respectively.

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

We followed the accounting guidance in EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” As such, the accounts of the rabbi trust have been included in our Consolidated Financial Statements. The investment in assets other than our stock units and the related liability in the Deferred Compensation Plan were included in Prepaid Expenses and Other Current Assets and Accrued Expenses in our Consolidated Balance Sheets, respectively. We determined that all of our Deferred Compensation Plan investments currently held in mutual funds and money market funds are trading securities and as such are reported at fair value. Realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recognized in net income during the nine months ended December 31, 2006 was $0.1 million. This amount was $0.7 and $0.3 million during the twelve month periods ended March 31, 2006 and 2005, respectively. Participants’ elections to invest in our stock units are irrevocable. These stock units were initially recorded at fair value in the Statement of Stockholders’ Equity and were not subsequently marked to market.

Note 13. Subsidiary Stock Option Plan

CHR administered the Health Resource Publishing Company 1995 Stock Option Plan (the “1995 Plan”), which was approved by the Board of Directors and stockholders of CHR. The 1995 Plan expired on March 31, 2005.

Pursuant to the 1995 Plan, 1,250,000 shares of CHR’s common stock were reserved for issuance upon the exercise of options granted under the 1995 Plan. As of December 31, 2006, options to purchase an aggregate of 1,057,860 shares had been granted, net of cancellations, all of which have been exercised. No options were outstanding as of December 31, 2006. In 2005, options to purchase 500 shares were immediately exercisable, at weighted average exercise prices of $6.53 per share.

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

Stock option activity for the twelve months ended March 31, 2006 and 2005 was as follows. There was no activity for the nine months ended December 31, 2006. See Note 14 for information about the tender offer to purchase CHR shares.

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

Information on CHR stock issuances, shares repurchased by the company and the resulting change in our ownership of this subsidiary is included in the following table. There was no activity for the nine-months ended December 31, 2006. (Amounts in thousands, except per share and percentage data.)

	Fiscal Years Ended March 31,
	2006	2005
Beginning ownership percentage	95.4%	96.0%
Number of shares issued	—	43
Average price per share on new share issues	$—	$6.53
Total cash proceeds received from share issues	$—	$238
Number of subsidiary shares purchased by the Company	280	—
Total amount paid by the Company for the share purchases	$3,497	$—
Ending ownership percentage	100.0%	95.4%

Note 15. Share Repurchase Authorization and Share Repurchases

In July 2006, our Board of Directors authorized an additional $100 million of funds to be available for the repurchase of our common stock. This authorization increased the $100 million the Board of Directors authorized in August 2005. We repurchased 0.5 million shares of our common stock during the nine months ended December 31, 2006 for a total of $15.0 million. During the twelve months ended March 31, 2006 and 2005, we repurchased 4.8 million and 1.7 million shares of our common stock for $114.3 million and $44.2 million respectively.

As of December 31, 2006, there was $126.5 million remaining under the July 24, 2006 authorization to repurchase shares. This authorization will expire when the total dollar amount authorized by our Board of Directors has been expended.

Note 16. Cash Dividend

On August 14, 2006 we announced that the Board of Directors declared an annual cash dividend of $0.30 per share to common stockholders of record as of August 31, 2006, which was paid to such stockholders on September 15, 2006, and totaled approximately $13.9 million. In the prior year we also declared an annual cash dividend of $0.30 per share which was paid in October and totaled approximately $14.5 million.

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

	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
		2006	2005
Service cost	$—	$—	$—
Interest cost	87	139	124
Amortization of unrecognized prior service costs	—	—	—
Recognized actuarial (gain) or loss	—	9	—

	$87	$148	$124

The following table represented our accumulated postretirement benefit obligation and funded status as of December 31, 2006 and March 31, 2006. The amounts as of December 31, 2006 reflect the adoption of SFAS 158:

	As of December 31, 2006	As of March 31, 2006
	(in thousands)
Change in accumulated postretirement benefit obligation:
Beginning of year accumulated postretirement benefit obligation	$2,052	$2,458
Service cost	—	—
Interest cost	87	139
Participant Contributions	5	2
Actuarial (gain) loss	(27)	(458)
Benefits paid	(76)	(89)

End of year accumulated postretirement benefit obligation	$2,041	$2,052

Change in fair value of plan assets	$—	$—

Net amount recognized:
Obligation in excess of plan assets	$2,041	$2,052
Unrecognized prior service cost	—	—
Unrecognized actuarial net loss	—	34

Accrued benefit cost	$2,041	$2,086

The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was a $0.2 million reduction of the accumulated postretirement benefit obligation for the period ended December 31, 2006.

We use a December 31 measurement date. For the nine months ended December 31, 2006, a weighted average discount rate of 5.85% and annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed. The per capita cost of healthcare benefits rate was assumed to decrease gradually to 6.0% for the year ending December 31, 2015 and remain at that level thereafter. For the year ended March 31, 2006, a weighted average discount rate of 5.75% and an annual rate of increase in the per capita cost of healthcare benefits of 12.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 6.0% for the fiscal year ending March 31, 2015 and remain at that level thereafter. For the year ended March 31, 2005, a weighted average discount rate of 5.75% and an annual rate of increase in the per capital cost of healthcare benefits of 12.0% was assumed, and the per capita cost of healthcare benefits rate was assumed to decrease gradually to 6.0% for the fiscal year ending March 31, 2018 and remain at that level thereafter.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost for the nine months ended December 31, 2006	$13	$(10)

Effect on accumulated postretirement benefit obligation at December 31, 2006	$302	$(246)

The gross benefits expected to be paid and gross subsidies expected to be received in each of the next five fiscal years and the aggregate amounts for the five years thereafter as of December 31, 2006, were as follows (in thousands):

Year	Benefit	Subsidy
2007	$105	$2
2008	113	3
2009	117	4
2010	119	5
2011	129	6
2012-2016	633	50

Note 18. Segment and Geographic Disclosures

Description of Segments. See the discussion of our segments in Note 1. Summarized information related to the reportable segments for Catalina Marketing Corporation is shown below. These segments were reported in a manner consistent with the way management evaluates the businesses.

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed communications to consumers for CPG manufacturers and retailers.
Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.
Catalina Marketing International	Provides services similar to Catalina Marketing Services in France, Italy, United Kingdom, Germany, Japan, Belgium, and the Netherlands.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, accounting, client services and store systems support.
Discontinued operations	Includes Japan Billboard, DMS and CMRS.

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

Allocation of Corporate Group Operating Expenses. Our Corporate group’s operating expenses include costs for retail store support, information technology, corporate accounting, client services, marketing, human resources, procurement, and new business development and executive management. These costs are included in direct operating expenses, selling, general and administrative costs and depreciation and amortization expense in the accompanying Consolidated Statements of Operations for the nine months ended December 31, 2006 and twelve months ended March 31, 2006 and 2005, respectively. For purposes of segment reporting, these Corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a realistic measure of utilization of Corporate services by the respective business segments. Costs that can be directly attributed to the business unit are allocated to that business unit. Costs that are indirectly attributed to the business units are allocated proportionately based on the business unit’s revenues, number of printed communications, square feet of space used, headcount or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies; paper and store maintenance costs are allocated to the domestic business segments based upon the number of printed communications; data communications costs are allocated based upon revenues. Of the total Corporate group operating expenses, 61.5% was allocated to operating segments during the nine months ended December 31, 2006. These amounts were 63.2% and 63.8% for the twelve month periods ended March 31, 2006 and 2005, respectively. Because general corporate overhead cannot be allocated to discontinued operations, Corporate expenses previously allocated to the segments now classified as discontinued operations were re-allocated to Corporate.

Segment Financial Data. A disaggregation of our consolidated data for the nine months ended December 31, 2006 and the twelve months ended March 31, 2006 and 2005 is presented in the following tables (in thousands).

	Revenue from External Customers			Intersegment Revenues
	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,		Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
		2006	2005		2006	2005
CMS	$200,546	$254,393	$269,608	$—	$—	$4
CHR	71,565	89,527	76,167	—	—	—
CMI	68,426	73,817	64,116	—	—	—

	$340,537	$417,737	$409,891	$—	$—	$4
Reconciliation of segments to consolidated amount
Corporate	337	9	171	3,380	3,658	3,442
Eliminations	—	—	—	(3,380)	(3,658)	(3,446)

	$340,874	$417,746	$410,062	$—	$—	$—

Revenues from a single client represented approximately 9.7% of consolidated revenues for the nine months ended December 31, 2006. These amounts were approximately 11.8% and 13.7% for the twelve months ended March 31, 2006 and 2005, respectively. Revenues from this client were included in CMS and CMI.

	Interest Expense (1)
	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
Segments		2006	2005
CMS	$—	$—	$—
CHR	—	—	—
CMI	2,555	3,033	3,067
Corporate	2,614	769	917
Eliminations	(2,352)	(2,796)	(2,494)

	$2,817	$1,006	$1,490

(1) Interest income is not significant at any of the Company’s reportable segments.

	Income Taxes Provision (Benefit)
	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,

Segments		2006	2005
CMS	$29,438	$46,090	$50,288
CHR	9,607	11,182	6,368
CMI	5,246	2,558	3,725
Corporate	(17,214)	(17,770)	(18,725)

	$27,077	$42,060	$41,656

	Net Income
	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
Segments		2006	2005
CMS	$43,653	$67,712	$73,879
CHR	14,114	16,427	9,356
CMI	8,804	6,896	7,395
Corporate	(23,772)	(19,419)	(22,034)

Income from continuing operations	$42,799	$71,616	$68,596
Discontinued operations	—	—	(3,144)

	$42,799	$71,616	$65,452

	Total Assets
	December 31, 2006	March 31,
Segments		2006	2005
CMS	$78,185	$1,415,866	$1,243,719
CHR	89,869	67,241	55,651
CMI	158,852	121,685	116,483
Reconciliation of segments to consolidated amount:
Eliminations	(164,438)	(1,537,843)	(1,351,484)
Corporate	306,024	270,146	327,965

Total assets-continuing operations	$468,492	$337,095	$392,334
Total assets-discontinued operations	—	—	404

	$468,492	$337,095	$392,738

	Capital Expenditures
	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
Segments		2006	2005
CMS	$714	$120	$52
CHR	684	467	1,133
CMI	4,223	8,641	7,175
Corporate	91,870	51,026	13,914
Discontinued operations	—	—	253

	$97,491	$60,254	$22,527

	Depreciation and Amortization
	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
Segments		2006	2005
CMS	$18,473	$21,322	$26,836
CHR	1,851	2,410	3,676
CMI	6,408	7,652	7,042
Corporate	3,257	4,602	4,892

	$29,989	$35,986	$42,446

Capital expenditures for the domestic segments are generally made by Corporate. Depreciation expense is allocated to the domestic segments from Corporate.

Information about Geographic Areas

	Nine Months Ended December 31, 2006	Fiscal Years Ended March 31,
		2006	2005
Revenues
United States	$272,448	$343,929	$345,946
France	52,419	51,330	44,289
Other International	16,007	22,487	19,827

Total	$340,874	$417,746	$410,062

	December 31, 2006	March 31,
		2006	2005
Long-Lived Assets
United States	$173,088	$104,714	$77,066
France	10,621	12,776	13,709
Other International	11,617	11,011	12,561

Total	$195,326	$128,501	$103,336

Note 19. Discontinued Operations

In November 2003, we announced our intent to divest Japan Billboard, DMS and CMRS, which were deemed not to be strategically aligned with our current core businesses. These businesses were sold during fiscal year 2005. As such, their results of operations have been reflected as discontinued operations in the accompanying Consolidated Financial Statements.

On August 31, 2004, we sold the stock of Japan Billboard for 100 Japanese yen to an employee who was acting as the local General Manager of Japan Billboard until the date of the sale. The transaction was effective as of July 31, 2004. The loss on the disposition of Japan Billboard of $0.5 million includes a gain of $0.5 million relating to the recognition of foreign currency translation effects previously recorded in the cumulative translation adjustment in the balance sheet.

Discontinued operations information related to Japan Billboard was as follows (in thousands):

Fiscal Year Ended March 31, 2005
Revenues	$6,653

Operating loss	$(181)

Loss before income tax expense	(233)
Income tax expense	—

Loss from operations	(233)
Loss on disposition of Japan Billboard, before income tax benefit	(508)
Income tax benefit	—

Loss on disposition of Japan Billboard	(508)

Loss from Japan Billboard discontinued operations	$(741)

On September 17, 2004, we sold DMS and received cash proceeds of $5.5 million. Discontinued operations information related to DMS was as follows (in thousands):

Fiscal Year Ended March 31, 2005
Revenues	$10,313

Operating loss	$(1,372)

Loss before income tax expense	(1,372)
Income tax expense	89

Loss from operations	(1,461)

Gain on disposition of DMS, before income tax benefit	3,291
Income tax benefit	—

Gain on disposition of DMS	3,291

Income from DMS discontinued operations	$1,830

We sold CMRS on November 29, 2004. Certain assets and liabilities of this business were not transferred to the buyer, including a lease obligation for CMRS’ main office facility in Kentucky. We vacated this office facility during the fourth quarter of fiscal year 2005.

Discontinued operations information related to CMRS was as follows (in thousands):

Fiscal Year Ended March 31, 2005
Revenues	$5,120

Operating loss	$(4,125)

Loss before income tax expense	(4,125)
Income tax benefit	(1,547)

Loss from operations	(2,578)

Loss on disposition of CMRS, before income tax benefit	(2,646)
Income tax benefit	(991)

Loss on disposition of CMRS	(1,655)

Loss from CMRS discontinued operations	$(4,233)

Combined discontinued operations information for Japan Billboard, DMS and CMRS was as follows (in thousands):

Fiscal Year Ended March 31, 2005
Revenues	$22,086

Operating income loss	$(5,678)

Loss from discontinued operations before income tax benefit	(5,730)
Income tax benefit	(1,458)

Loss from operations	(4,272)

Gain on disposition of discontinued operations, net, before income tax benefit	137
Income tax benefit	(991)

Gain on disposition of discontinued operations	1,128

Loss from discontinued operations	$(3,144)

Note 20. Unaudited Quarterly Results

The following table presents certain unaudited quarterly results for 2006 and 2005 as reported (in thousands, except per share amounts):

	Three Months Ended
	December 31,		September 30,		June 30,		March 31,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)	2006 (1)	2005 (2)	2006 (2)	2005
Revenues	$123,127	$97,223	$112,580	$102,756	$105,167	$91,854	$125,913	$111,969
Direct operating expenses	44,373	33,643	37,532	32,318	34,487	30,685	38,829	37,446
Selling, general and administrative	44,619	31,853	40,625	29,622	37,945	29,801	40,822	40,660
Depreciation and amortization	11,891	8,453	9,292	8,722	8,806	9,505	9,306	10,086

Income from operations	22,244	23,274	25,131	32,094	23,929	21,863	36,956	23,777
Income from continuing operations	13,567	14,193	15,234	19,748	13,998	13,663	24,012	15,977
Income (loss) from discontinued operations	—	—	—	—	—	—	—	(701)

Net income (3)	13,567	14,193	15,234	19,748	13,998	13,663	24,012	15,276

Earnings per share – diluted:
Income per common share from continuing operations	$0.29	$0.29	$0.33	$0.40	$0.30	$0.27	$0.51	$0.30
Income (loss) per share from discontinued operations	—	—	—	—	—	—	—	(0.01)
Net income per share	0.29	0.29	0.33	0.40	0.30	0.27	0.51	0.29
Diluted weighted average common shares outstanding	46,399	48,428	46,865	48,996	46,617	50,865	47,429	52,180

(1)	These quarters are included in results for the nine months ended December 31, 2006.
(2)	These quarters are included in results for the fiscal year ended March 31, 2006.
(3)

Net income for the nine months ended December 31, 2006 was reduced by $8.0 million of share-based compensation expense related to the adoption of SFAS 123R in April 2006. See Item 8 — “Consolidated Financial Statements and Supplementary Data — Note 10” regarding SFAS 123R.

Note 21. Related-Party Transactions

In the nine months ended December 31, 2006 and the twelve months ended March 31, 2006 and 2005, we made or committed to make donations totaling $0.8 million, $0.4 million and $0.8 million, respectively, to the Catalina Marketing Charitable Foundation (“Foundation”), a not-for-profit charitable organization. The board of directors of the Foundation is comprised of certain of members of our management.

During the fiscal year ended March 31, 2005 we made lease payments of $0.4 million to a lessor for the use of an office building. The lessor was an affiliate of the former president of CMRS, who resigned during 2003. The lease for this office building was terminated in fiscal year 2005, prior to its contractual expiration date in 2009. We paid $1.0 million in fiscal year 2005 for the early termination of the lease.

Note 22. Change in Fiscal Year End and Elimination of Reporting Lag for Foreign Subsidiaries

We changed our fiscal year end from March 31st to December 31st, effective December 31, 2006. In conjunction with the change in year-end, we eliminated the three-month reporting lag previously used for reporting the results of Catalina Marketing International (“CMI”). As of December 31, 2006, all of our consolidated subsidiaries had the same balance sheet date. Beginning January 1, 2007, all subsidiaries will have the same fiscal reporting period. The change in year-end better aligns our reported operating periods with the fiscal year of the majority of our CPG manufacturer and pharmaceutical manufacturer clients, while the elimination of the reporting lag for CMI allows us to report the results of our foreign subsidiaries in a more timely manner.

The consolidated statements of operations, cash flows, and changes in shareholders’ equity reflect results for the nine-month transition period ended December 31, 2006 and the fiscal years ended March 31, 2006 and 2005. The consolidated balance sheets reflect the financial position of the Company at December 31, 2006, and March 31, 2006. In conjunction with the elimination of the reporting lag, we adjusted certain intercompany balances, which had previously been reported on the three-month lag, resulting in an addition to retained earnings. Net income of CMI for the three-month period ended December 31, 2006 is also reflected as an addition to retained earnings in the consolidated statement of changes in stockholders’ equity and comprehensive income. Finally, the net change in cash and cash equivalents of our foreign subsidiaries for this three-month period is reported on a separate line in the consolidated statement of cash flows.

Comparative Nine-Month Financial Information

The consolidated statement of operations and cash flows are provided below with comparative information for the nine months ended December 31, 2006 and 2005. The financial information provided for the nine months ended December 31, 2005 is unaudited since it represented an interim period of fiscal year 2006. Both periods reflect financial results before the elimination of the CMI reporting lag. The unaudited financial information for the nine-month period ended December 31, 2005, include all normal recurring adjustments necessary for a fair statement of the results for that period.

Catalina Marketing Corporation

Consolidated Statements of Operations

(In thousands except per share data)

	Nine Months Ended December 31,
	2006	2005
		(unaudited)
Revenues	$340,874	$291,833

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	116,392	96,646
Selling, general and administrative expenses	123,189	91,276
Depreciation and amortization	29,989	26,680

Total costs and expenses	269,570	214,602

Income from operations	71,304	77,231

Interest (expense)	(2,817)	(655)
Other income, net	1,389	204

Income before income taxes	69,876	76,780

Provision for income taxes	27,077	29,176

Net Income	$42,799	$47,604

Earnings per share:
Basic	0.93	0.97
Diluted	0.92	0.96
Weighted average common shares outstanding:
Basic	46,189	49,088
Diluted	46,633	49,419

Catalina Marketing Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended December 31,
	2006	2005
		(unaudited)
Cash Flows from Operating Activities:
Net income	$42,799	$47,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,989	26,680
Provision for doubtful accounts	180	73
Amortization of deferred financing fees	102	106
Stock-based compensation expense	10,761	—
Loss on sale of equipment	844	1,072
Deferred income taxes	(3,523)	(3,973)
Other non-cash operating activities	132	881
Changes in operating assets and liabilities:
Accounts receivable	(35,186)	(3,493)
Inventory, prepaid expenses and other assets	(2,166)	(1,448)
Accounts payable	(6,081)	3,515
Taxes payable	4,741	(2,351)
Accrued liabilities	12,305	(15,905)
Deferred revenue	12,401	9,264

Net cash provided by operating activities	67,298	62,025

Cash Flows from Investing Activities:
Capital expenditures	(97,491)	(39,496)
Business acquisition payments	—	(3,497)
Other	279	—

Net cash used in investing activities	(97,212)	(42,993)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	138,000	17,000
Payments on the Corporate Facility	(76,000)	(30,000)
Proceeds from Japan borrowings	2,593	—
Payments on Japan borrowings	(54)	(245)
Repurchase of Company common stock	(15,000)	(75,178)
Excess tax benefit on exercise of stock options	362	—
Proceeds from issuance of common and subsidiary stock	6,155	2,255
Cash dividends paid	(13,883)	(14,451)

Net cash provided by (used in) financing activities	42,173	(100,619)

Effect of exchange rate changes on cash and cash equivalents	1,451	(2,048)

Net change in cash and cash equivalents	13,710	(83,635)
Effect of change in reporting lag of subsidiaries	21,055	—
Cash and cash equivalents at end prior period	28,117	116,191

Cash and cash equivalents at end of year	$62,882	$32,556

Results of Foreign Subsidiaries for the Three Months Ended December 31, 2006

Net income of CMI for the three months ended December 31, 2006 was $0.7 million and is reflected as an addition to retained earnings in the consolidated statement of changes in shareholders’ equity and comprehensive income. The components of this net income, which includes all intercompany expenses necessary to reflect the operations of CMI on a stand-alone basis, are as follows:

Catalina Marketing International

Consolidated Condensed Statements of Operations

(In thousands)

Three Months Ended December 31, 2006
Revenues	$24,202
Costs and expenses (1)	21,748

Income from operations	2,454

Other income (expense)	(837)

Income before income taxes	1,617

Provision for income taxes	944

Net Income	$673

(1)	Includes $2,737 in intercompany expenses.

Consolidated retained earnings includes the net income of CMI for the three months ended December 31, 2006, as well as the elimination of intercompany expenses between CMI and our domestic business. The following table provides the summary of all adjustments to retained earnings as a result of the elimination of the three month reporting lag.

Adjustments to Retained Earnings at December 31, 2006

Net Income for CMI for the Three Months Ended December 31, 2006	$673
Elimination of Intercompany Expenses	2,737

Total Adjustment to Retained Earnings at December 31, 2006	$3,410

Note 23. Subsequent Events

On February 20, 2007, we received an unsolicited proposal from ValueAct Capital Master Fund, L.P. (“ValueAct”) to acquire by merger 100% of the outstanding equity interests of the company that ValueAct does not already own for $32.00 per share in cash. The receipt of ValueAct’s unsolicited proposal followed the Company’s prior announcement that the previously formed special committee of the Board of Directors had determined not to proceed with any of the interested parties that had submitted offers to acquire the Company. The Company has advised ValueAct that its proposal is under consideration by the Company’s Board of Directors in consultation with its advisors. The Company’s Board of Directors, in turn, has appointed a special committee to consider the appropriate response to the proposal from ValueAct.

Ite m 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 9B .	Other Information

Not applicable.

P ART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions and Director Independence; Principal Accounting Fees and Services.

The information called for by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions Compensation of Executive Officers and Non–Employee Directors, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Share Ownership of Certain Beneficial Owners and Management, Nomination and Election of Directors, and Audit Compensation Information and is incorporated herein by reference. The definitive Proxy Statement will be filed with the SEC within 120 days of the period ended December 31, 2006.

PART IV

Item 15.	Exhi bit, Financial Statement Schedules.

(a)(1). Financial Statements. The following is a list of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(a)(2). Financial Statement Schedules (EDGAR only). All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3). Index to Exhibits.

Exhibit No.	Description of Document
*3.1	Restated Certificate of Incorporation.

**3.1.1	Certificate of Amendment of Certificate of Incorporation, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

**3.1.2	Certificate of Designation, Preferences and Rights setting forth the terms of the Company’s Series X Junior Participating Preferred Stock, par value $.01 per share, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

**3.2	Amended and Restated Bylaws, as amended October 25, 2002, November 3, 2003, November 21, 2003, December 31, 2004 and May 17, 2006.

**10.1	Third Amended and Restated 1989 Stock Option Plan, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.

**10.2	1992 Director Stock Grant Plan, as amended on July 23, 1996, a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

**10.3	Amended and Restated 2002 Director Stock Grant Plan, as amended effective July 1, 2005.

**10.4	2004 Employee Payroll Deduction Stock Purchase Plan, a copy of which is attached as an exhibit to Form S-8 filed on December 2, 2004.

**10.5	Stockholder Protection Agreement dated May 8, 1997, between the Company and ChaseMellon Shareholder Services, LLC, as rights agent, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 1997.

10.6	Catalina Marketing Corporation Amended and Restated 1999 Stock Award Plan, approved on August 10, 2006.

**10.7	Catalina Marketing Corporation Deferred Compensation Plan, as amended and restated (November 18, 2004), a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

**10.8	Catalina Marketing Corporation Deferred Compensation Plan, Exhibit B, 2005 Sub-Plan Applicable to Compensation Deferred or Vested After December 31, 2004), a copy of which is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

**10.9	Form of Severance Agreement, a copy of which is attached to the Company’s current Report on Form 8-K filed October 11, 2006.

**10.14	Credit Facility Agreement with Bank One dated August 27, 2004 and included as an exhibit to Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004.

**10.15	Agreement for System Supply and Services dated August 29, 2005 by and between Catalina Marketing Corporation and Epson America, Inc. and included as an exhibit to Form 10-Q for the quarter ended September 30, 2005.

**10.16	Amended and Restated Credit Agreement dated October 24, 2006 and included as an exhibit to Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

***10.17	Severance Agreement, dated as of October 1, 2006, between Catalina Marketing Corporation and L. Dick Buell.

***10.18	Severance Agreement, dated as of October 1, 2006, between Catalina Marketing Corporation and Tom Buehlmann.

***10.19	Service Agreement, dated as of October 1, 2006, between Catalina Marketing UK Limited and Tom Buehlmann.

10.20	Change of Control Agreement, dated as of October 1, 2006, between Catalina Marketing Corporation and Tom Buehlmann.

10.21	Change of Control Agreement, dated as of October 1, 2006, between Catalina Marketing Corporation and L. Dick Buell.

10.22	Employment Agreement, dated as of October 1, 2006, between Catalina Marketing Corporation and L. Dick Buell.

**10.23	Form of Change of Control Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K filed October 11, 2006.

21	List of subsidiaries of Company.

23	Consent of independent registered certified public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 Registration No. 33-45732, originally filed with the Securities and Exchange Commission on February 14, 1992, and declared effective (as amended) on March 26, 1992.
**	Previously filed as indicated.
***	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

CATALINA MARKETING CORPORATION (Registrant)

By:	/s/ Rick P. Frier
Rick P. Frier
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. BEINECKE	Director and Chairman of the Board	February 28, 2007
Frederick W. Beinecke

/s/ L. DICK BUELL	Director and Chief Executive Officer	February 28, 2007
L. Dick Buell

/s/ EUGENE P. BEARD	Director	February 28, 2007
Eugene P. Beard

/s/ EDWARD S. DUNN, JR.	Director	February 28, 2007
Edward S. (Ned) Dunn

/s/ EVELYN V. FOLLIT	Director	February 28, 2007
Evelyn V. Follit

/s/ PETER T. TATTLE	Director	February 28, 2007
Peter T. Tattle

/s/ ROBERT G. TOBIN	Director	February 28, 2007
Robert G. Tobin

/s/ JEFFREY W. UBBEN	Director	February 28, 2007
Jeffrey W. Ubben

/s/ RICK P. FRIER	Executive Vice President and Chief Financial Officer	February 28, 2007
Rick P. Frier