Form 10-KT/A
period 2006-12-31
CATALINA MARKETING CORP/DE
filed 2007-04-27
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KT/A

(Amendment No. 1)

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

As of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date of $27.50 as reported by the New York Stock Exchange, Inc.) was $990,958,430. The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of April 25, 2007, was 46,998,777

Documents Incorporated by Reference

None

FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KT (the “Amended Report”) amends the original Annual Report on Form 10-KT for the nine months ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007 (the “Original Report”), to add certain information required by the following items of Form 10-KT:

Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accounting Fees and Services

Part III

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report adding Items 10, 11, 12, 13 and 14 as set forth below under the respective headings. The Amended Report does not affect any other items in our Original Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers And Other Significant Employees

The directors, executive officers and other significant employees of the Company as of the date of this Amended Report are as follows:

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Positions and Offices Currently Held	Has Been a Director Since
Directors

Frederick W. Beinecke	63	Chairman of the Board	January 1993
L. Dick Buell	56	Chief Executive Officer, Director	March 2004
Eugene P. Beard	72	Director	July 2004
Edward S. Dunn, Jr.	63	Director	August 2004
Evelyn V. Follit	60	Director	February 2000
Peter T. Tattle	65	Director	January 2003
Robert G. Tobin	68	Director	August 2005
Jeffrey W. Ubben	45	Director	May 2006

Executive Officers and Significant Employees

Deborah A. Booth	47	Executive Vice President, Catalina Marketing Corporation, Business Support Services
Tom Buehlmann	42	Executive Vice President, Catalina Marketing Corporation and President, Catalina Marketing International

Rick P. Frier	45	Executive Vice President, Catalina Marketing Corporation and Chief Financial Officer
Edward C. Kuehnle	52	Executive Vice President, Catalina Marketing Corporation and President, Catalina Marketing Services
Cynthia J. McCloud	48	Executive Vice President, Catalina Marketing Corporation and Regional Director, Europe
Jay D. Parsons	41	Executive Vice President, Catalina Marketing Corporation, U.S. Manufacturer and Retail Services
Craig H. Scott	53	Executive Vice President, Catalina Marketing Corporation and President, Catalina Health Resource
Cary P. Siegel	45	Executive Vice President, Catalina Marketing Corporation, Chief Development Officer
Eric N. Williams	49	Executive Vice President, Catalina Marketing Corporation, Chief Information Officer

The Board is divided into three classes, with each class holding office for staggered three-year terms. The terms of the Class I Directors, Edward S. Dunn, Jr. and Peter T. Tattle, are scheduled to expire in 2007 at the time of the annual meeting of shareholders, which has not been scheduled. The terms of the Class II Directors, Frederick W. Beinecke, L. Dick Buell and Evelyn V. Follit, are scheduled to expire in 2008. The terms of the Class III Directors, Eugene P. Beard, Robert G. Tobin and Jeffrey W. Ubben, are scheduled to expire in 2009. All executive officers of the Company are chosen by the Board and serve at the Board’s discretion. No family relationships exist between any of the officers or directors of the Company.

Attendance at Meetings and Board Committees

During the nine months ended December 31, 2006 (“SY 06”), the Board held a total of eight meetings. Each member of the Board attended at least 75% of the aggregate meetings of the Board and of the committees of which he or she was a member. As a general matter, members of the Board are expected to attend the Company’s annual meeting of stockholders. All directors then in office attended the Company’s annual meeting of stockholders held August 10, 2006. The Nominating and Corporate Governance Committee has adopted a policy limiting the number of public company boards on which the Company’s directors may serve. Non-employee directors may serve on a maximum of three public company boards, and employee directors may serve on a maximum of two public company boards, in each case including the Company’s Board. The Board has waived this limitation as it relates to Mr. Ubben.

The standing committees of the Board are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating and Corporate Governance Committee.

The Audit Committee, which met on ten occasions in SY 06, is responsible for: (i) reviewing and discussing with management and the independent auditor the Company’s annual audited financial statements, quarterly financial statements, and all internal controls reports (or summaries thereof); (ii) recommending to the Board whether the annual financial statements and management’s assessment of internal control over financial reporting should be included in the Annual Report on Form 10-K; (iii) reviewing and discussing with management the type and presentation of information to be included in earnings press releases and the financial information and earnings guidance provided to analysts and rating agencies; (iv) reviewing the Company’s system of internal controls and meeting with independent auditors and appropriate Company financial and auditing personnel concerning the Company’s system of internal controls; (v) evaluating the Company’s financial reporting activities and the accounting standards and principles followed; (vi) the appointment, compensation and oversight of the independent auditors, who will report directly to the Audit Committee; (vii) evaluating the independent auditor’s qualifications, performance and independence (viii) reviewing the independent auditor’s attestation and report on management’s internal control report and holding timely discussions with the independent auditors regarding a variety of topics relating to financial accounting, the audit process and the result of the independent auditor’s audit procedures including (a) all critical accounting policies and practices and (b) all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment considered preferable by the independent auditor; (ix) the review and pre-approval of both audit and non-audit services to be provided by the independent auditor; (x) setting hiring policies, compliant with governing laws or regulations, for employees or former employees of the independent auditor; and (xi) establishing and maintaining procedures for the confidential and anonymous receipt, retention and treatment of complaints regarding accounting, internal accounting controls or accounting matters. The Audit Committee’s functions are detailed in full in a written Audit Committee

Charter adopted by the Board, which is attached to our Proxy Statement filed July 6, 2006 and is also available on our website at http://www.catalinamarketing.com and is available from the Company in print to any stockholder who requests a copy.

The Audit Committee consists of Eugene P. Beard, as Chairman, Evelyn V. Follit and Edward S. Dunn, Jr. The Board has determined that each member of the Audit Committee is independent within the meaning of applicable corporate governance rules of the New York Stock Exchange (“NYSE”), the requirements set forth in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the applicable Securities and Exchange Commission (“SEC”) rules. In addition, the Board has determined that each member of the Audit Committee satisfies applicable NYSE standards for financial literacy and that Mr. Beard is an “audit committee financial expert” within the meaning of the rules of the SEC. The fact that Mr. Beard has been appointed the audit committee financial expert does not cause him to be deemed an expert for any other purpose.

The Compensation Committee, which met on nine occasions in SY 06, is responsible for (i) reviewing the Company’s overall compensation and benefit programs and structure, (ii) reviewing and approving revisions to the Company’s executive compensation policy, including (a) annually reviewing corporate goals and objectives relevant to Chief Executive Officer (“CEO”) compensation, evaluating the performance of the CEO in light of those goals and determining the CEO’s compensation level based on this evaluation and the Company’s compensation philosophy and (b) annually reviewing the CEO’s evaluations of the Company’s other executive officers and reviewing and approving such other executive officers’ compensation based on the CEO’s recommendations; and (iii) reviewing the Company’s employee benefit programs and approving all new incentive-compensation and equity-related plans. In addition, the Compensation Committee is responsible for: (a) ensuring the Company’s human resource policies are designed to attract and retain outstanding executive talent and provide for their development; (b) reviewing the Company’s succession planning status and policies; and (c) monitoring compensation actions by management below the executive level. Also, the Compensation Committee has full and exclusive discretionary authority to (1) construe, interpret and apply the terms of the Company’s Amended and Restated 1999 Stock Award Plan, Employee Payroll Deduction Stock Purchase Plan and similar plans or programs; (2) determine eligibility and adjudicate all disputed claims under such plan; and (3) administer such plan pursuant to its terms. The Compensation Committee’s functions are detailed in full in a written Compensation Committee Charter adopted by the Board, which is available on our website at http://www.catalinamarketing.com and is available from the Company in print to any stockholder who requests a copy.

The Compensation Committee consists of Peter T. Tattle, as Chairman, Frederick W. Beinecke, Edward S. Dunn, Jr. and Jeffrey W. Ubben. The Board has determined that each member of the Compensation Committee is independent within the meaning of applicable corporate governance rules of the NYSE, the requirements set forth in the Exchange Act and the applicable SEC rules.

The Finance Committee, which met on three occasions in SY 06, is responsible for: (i) reviewing and evaluating management’s development of long-term business objectives; (ii) overseeing the investment of the Company’s and its subsidiaries’ assets and reviewing and monitoring the Company’s investment policies; (iii) evaluating the financial impact of acquisitions and divestitures; and (iv) reviewing and recommending policies concerning other corporate finance matters, including appropriate capitalization, the establishment of capital structure guidelines, the repurchase of the Company’s Common Stock and the establishment of uses of short and long-term debt and equity financing. The Finance Committee consists of Frederick W. Beinecke, as Chairman, Eugene P. Beard, Robert G. Tobin and Jeffrey W. Ubben. The Finance Committee’s functions are detailed in full in a written Finance Committee Charter adopted by the Board.

The Nominating and Corporate Governance Committee, which met on two occasions in SY 06, is responsible for: (i) developing and recommending to the Board specific guidelines and criteria for membership on the Board and each of its standing committees; (ii) identifying individuals qualified to become members of the Board; (iii) considering the performance of incumbent members of the Board and its standing committees in determining whether to recommend that they be nominated for reelection; (iv) coordinating and supervising the process of Board and committee performance self-assessment and the assessment of the performance of individual directors; (v) administering and overseeing compliance with the Company’s Code of Business Conduct and Ethics and Corporate Governance Guidelines; (vi) acting as administrator of the 2002 Director Stock Grant Plan; (vii) reviewing Board member compensation and recommending changes as necessary; and (viii) evaluating the Company’s compliance with legal and regulatory requirements and making recommendations to the Board with respect to the corporate governance policies and procedures.

In addition to the above, the Nominating and Corporate Governance Committee is responsible for recommending to the full Board, for its approval, director nominees for election at any annual or special meeting of the Company’s stockholders or to fill any vacancy in the Board or any of its standing committees. To fulfill this role, the Committee reviews the composition of the full Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management in attracting candidates with those qualifications. Among other things, when assessing a candidate’s qualifications, the Committee considers (i) the candidate’s independence and experience under the standards mandated by the SEC rules and the NYSE; (ii) the number of other boards on which the candidate serves; (iii) the candidate’s industry background, knowledge and experience; (iv) the need of the Board to have certain expertise and skills; and (v) the gender and racial and other diversity of the directors then comprising the Board. In addition, directors are expected to be able to exercise good judgment when acting on behalf of the Company and its stockholders. Moreover, directors are expected to act ethically at all times and adhere to the applicable provisions of the Company’s Code of Business Conduct and Ethics and Corporate Governance Guidelines. The Committee considers all of these qualities when determining whether or not to recommend a candidate for director. The Committee also occasionally utilizes the services of a search firm to help identify candidates for director who meet the qualifications outlined above. The Nominating and Corporate Governance Committee’s functions are detailed in full in a written Nominating and Corporate Governance Committee Charter adopted by the Board, which is available on our website at http://www.catalinamarketing.com and is available from the Company in print to any stockholder who requests a copy.

In carrying out its functions in regard to Board membership, the Nominating and Corporate Governance Committee will consider nominees recommended by stockholders upon written submission of pertinent data to the attention of the Corporate Secretary. Such data should include complete information as to the identity of the proposed nominee, including name, address, present and prior business and/or professional affiliations, education and experience, particular field or fields of expertise, and the reasons why, in the opinion of the recommending stockholder, the proposed nominee is qualified and suited to be a director of the Company as well as what particular contribution to the success of the Company such person could be expected to make.

The Nominating and Corporate Governance Committee consists of Frederick W. Beinecke, as Chairman, Peter T. Tattle and Robert G. Tobin. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of applicable corporate governance rules of the NYSE, the requirements set forth in the Exchange Act and the applicable SEC rules.

Non-management directors meet periodically in executive sessions without management. “Non-management” directors are those directors who are not Company officers but may include directors, if any, who are not “independent” by virtue of the existence of a material relationship with the Company. The non-management directors met on two occasions in SY 06. Mr. Beinecke, as Chairman of the Board of Directors, generally presides at the executive sessions of the Board of Directors.

Directors, Executive Officers and Significant Employees

Frederick W. Beinecke was elected as a director of the Company in January 1993, and also served as a director of the Company from 1985 until January 1990. Mr. Beinecke became the chairman of the Company in November 2003. He has been the President of Antaeus Enterprises, Inc. (a venture capital and marketable securities investment company) since 1982. Mr. Beinecke is also a director of several private companies.

L. Dick Buell has served as Chief Executive Officer and director of the Company since March 2004. Prior to joining the Company, Mr. Buell served as Chairman of the Board and Chief Executive Officer of WS Brands, a holding company within Willis Stein & Partners, a private equity investment partnership, with authority over the acquisition of businesses within the consumer packaged goods industry from January 2002 to January 2004. From February 2000 to December 2001, Mr. Buell was the President and Chief Operating Officer of Foodbrands America, Inc., a unit of Tyson Foods. Mr. Buell was employed by Griffith Laboratories, Inc., from June 1989 to December 1999, and served as Chief Executive Officer from 1992 to 1999. From 1983 to 1989, Mr. Buell served as Vice President — Marketing, Grocery Products, for Kraft Foods, Inc. From 1978 to 1983, Mr. Buell was employed by McKinsey & Company. Mr. Buell is a director, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of Prestige Brands Holdings, Inc., a marketing, sales and distribution company of over-the-counter, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and hospitals.

Eugene P. Beard was elected as a director of the Company in July 2004. Since January 2000, Mr. Beard has been employed as Chairman and Chief Executive Officer of Westport Asset Fund, Inc., a corporation which invests in public, private and start-up firms worldwide and was founded by Mr. Beard in 1983. Until his retirement in December 1999, Mr. Beard served as Vice Chairman, Finance & Operations of The Interpublic Group of Companies (“Interpublic”), a

worldwide advertising and marketing communications group, where he was also a member of the Board of Directors and Chairman of the Finance Committee. Mr. Beard had been employed by Interpublic for almost twenty years. Mr. Beard is also a director and audit committee member of 59 Wall St. Fund and Old Westbury Fund (mutual funds), as well as Mattel Inc. Mr. Beard is also a director at one private company.

Edward S. Dunn, Jr. was elected as a director of the Company in August 2004. He has been employed as President of Dunn Consulting, a retail grocery and related food marketing consulting company, since 1997. From July 2006 to November 2006, Mr. Dunn served as Chief Financial Officer of Associated Grocers, Inc. From 2001 to 2002, Mr. Dunn was the President and Chief Executive Officer of Colonial Williamsburg Company, the business arm of the Colonial Williamsburg Foundation. Mr. Dunn was the C.J. McNutt Chair in Food Marketing, St. Joseph’s University, from 1998 to 2001. Mr. Dunn is a director of two private companies.

Evelyn V. Follit, was elected as a director of the Company in February 2000. From October 1997 through February 2005, Ms. Follit had been employed by the Radioshack Corporation as the Senior Vice President and Chief Information Officer, and had served as the Chief Organizational Enabling Services Officer of Radioshack from March 2003 to February 2005. From October 1996 to March 1997, Ms. Follit was the Vice President of Operations/Engineering for ACNielsen, and from October 1984 to September 1996, she held various positions at Dun and Bradstreet. Ms. Follit is a director and audit committee member of Winn Dixie Stores, Inc., and is also a director at one private company.

Peter T. Tattle was elected as a director of the Company in January 2003. Mr. Tattle was employed by Johnson & Johnson for 36 years, from 1965 to 2001. Mr. Tattle served as a Group Company Chairman of Johnson & Johnson from October 1991 until his retirement in 2001, responsible for the pharmaceutical businesses in the Americas, Canada, Mexico, and Latin America for much of that time. Mr. Tattle also served as a member of Johnson & Johnson’s Pharmaceuticals Group Operating Committee. Mr. Tattle joined Johnson & Johnson in 1965 as a sales representative for the company’s affiliate, Ortho Pharmaceuticals Canada and held various senior positions in sales, marketing and product management throughout his career. Mr. Tattle serves as a non-voting member of the Advisory Board of DFB Pharmaceuticals.

Robert G. Tobin was elected as a director of the Company in August 2005. He was the Chief Executive Officer of Ahold USA from 1998 until his retirement in 2001, and served as the Interim Chief Executive Officer of U.S. Foodservice for six months during 2003. Mr. Tobin was the Chairman and Chief Executive Officer of Stop and Shop Supermarkets from 1993 until 1998. Prior to holding this position, Mr. Tobin held various management positions at Stop and Shop Supermarkets. Mr. Tobin is a director of Landec Corporation which designs, develops, manufactures and sells temperature-activated and other specialty polymer products for food and agricultural applications.

Jeffrey W. Ubben was elected as a director of the Company in May 2006. He is a co-founder, managing partner and principal owner of ValueAct Capital, an investment partnership with approximately $5.0 billion in assets under management. ValueAct Capital has been an institutional investor in the Company since August 2003. Prior to co-founding ValueAct Capital in 2000, Mr. Ubben was a Managing Partner at BLUM Capital Partners for more than five years. Previously, Mr. Ubben spent eight years at Fidelity Management and Research where he managed two multi-billion-dollar mutual funds, including the Fidelity Value Fund. Mr. Ubben currently serves as a director of Acxiom Corporation, Gartner Group, Inc., Misys plc, and Seitel, Inc.

Deborah A. Booth became the Executive Vice President, Catalina Marketing Corporation, Business Support Services in July 2004, and prior to that time had served as Senior Vice President, CMC Operations since July 2002. Ms. Booth has also served as Senior Vice President, Operations, from March 2001 to July 2002. Prior to her appointment as Senior Vice President, Operations, she served as Vice President, Retail Operations from March 1999 until March 2001. Ms. Booth joined the Company in 1994. Prior to joining the Company, Ms. Booth was employed by Retail Systems Consulting.

Tom Buehlmann has served as Executive Vice President, Catalina Marketing Corporation and President, Catalina Marketing International since March 2005. Prior to that, he served as Senior Vice President, Catalina Marketing International from October 2003 to March 2005. Prior to his appointment to Senior Vice President, Catalina Marketing International, he served as Senior Vice President, Catalina Marketing Europe from October 2002 to October 2003. Prior to joining the Company, Mr. Buehlmann served as Marketing Director of OneSwoop.com Limited, from 2000 to 2001. From 1996 to 1999, Mr. Buehlmann was the Managing Director of Lindt and Sprungli, UK Limited, a premium chocolate confectionery company, where he also served as Vice President, International Marketing from 1994 to 1996. Mr. Buehlmann was employed by Procter and Gamble from 1987 to 1994.

Rick P. Frier has served as Executive Vice President, Catalina Marketing Corporation and Chief Financial Officer since June 2005. Prior to that, Mr. Frier served as Executive Vice President, Finance and Accounting from March 2005 to June 2005. Prior to joining the company, Mr. Frier was the Chief Financial Officer and Chief Operating Officer at Mattress Discounters Corp. from November 2001 to March 2005. In October 2002, Mattress Discounters Corp. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Maryland, from which that company successfully emerged in March 2003. From April 2000 to May 2001, Mr. Frier served as Executive Vice President and Chief Financial Officer with Concept Five Technologies. From January 1998 to March 2000, Mr. Frier served as Vice President and Chief Financial Officer with Caliber Learning Network, Inc.

Edward C. Kuehnle has served as Executive Vice President, Catalina Marketing Corporation and President, Catalina Marketing Services since January 2005. Prior to joining the company, Mr. Kuehnle served as Group President, Information Resources, Inc., North America from November 1999 to December 2004, where he also served as President, Client Solutions from October 1998 to November 1999. From January 1998 to September 1998, Mr. Kuehnle was the Vice President of Sales with Pharmacia.

Cynthia J. McCloud has served as Executive Vice President, Catalina Marketing Corporation and Regional Director, Europe, since January 2006, and was the Executive Vice President, Retail Services from April 2003 until January 2006. Ms. McCloud also served as Executive Vice President, Retail Services and Marketing, from December 2002 to April 2003. Prior to her appointment as Executive Vice President, Retail Services and Marketing, she served as Senior Vice President, Retail Services and Marketing from May 2001 until December 2002. Ms. McCloud joined the Company in 1993. Prior to joining the Company, Ms. McCloud was employed by Safeway/The Vons Companies, Inc.

Jay D. Parsons has served as Executive Vice President, Catalina Marketing Corporation, U.S. Manufacturer and Retail Services since February 2004. Mr. Parsons has also served as Executive Vice President, Manufacturer Services, from April 2003 to February 2004. Prior to his appointment to Executive Vice President, Manufacturer Services, he served as Executive Vice President, CMS Manufacturer Sales and Marketing, from December 2001 to April 2003. Mr. Parsons served as Senior Vice President, Business Development of Manufacturer Services from February 2001 to December 2001. Mr. Parsons joined the Company in 1996. Prior to joining the Company, Mr. Parsons was employed by SmithKline Beecham.

Craig H. Scott has served as President, Catalina Health Resource since February 2004 and as Executive Vice President, Catalina Marketing Corporation, since March 2005. He also served as Senior Vice President, Catalina Marketing Corporation, from February 2004 to March 2005. Prior to joining the Company, Mr. Scott served as a Company Group Chairman for the Nelson Communications division of Publicis Healthcare Communications Group from November 2000 until January 2004. From July 1995 to November 2000, Mr. Scott was the President and Chief Executive Officer of various Nelson Communications subsidiary healthcare agencies. From January 1982 to July 1995, Mr. Scott was employed by Johnson & Johnson and served in a variety of marketing and senior management positions within Johnson & Johnson’s McNeil, Johnson & Johnson Consumer and Johnson & Johnson Vision Products, Inc. (Vistakon) subsidiaries.

Cary P. Siegel has served as Executive Vice President, Catalina Marketing Corporation, Chief Development Officer since May 2006. Prior to rejoining the Company, Mr. Siegel was a Senior Vice President of Business Development of Niutech, a privately held Internet company. Mr. Siegel served as Senior Vice President, Catalina Marketing Corporation, Business Development from January 2002 to December 2005, Vice President, Business Development from June 1999 to January 2002, Vice President, Marketing from December 1996 to June 1999 and Vice President, Analytical Services from December 1996 until June 2000.

Eric N. Williams has served as Chief Information Officer since April 2003 and Executive Vice President since March 2005. He also served as Senior Vice President from April 2003 to March 2005. Prior to that, Mr. Williams served as Senior Vice President, Research and Development — Information Technology from June 2001 to April 2003. Prior to his appointment to Senior Vice President, Research and Development — Information Technology, he served as Vice President, Research and Development — Information Technology from March 1996 to June 2001. Mr. Williams joined the Company in 1992. Prior to joining the Company, Mr. Williams was employed by Retail Management Systems.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (“Section 16(a)”) requires the Company’s executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC and the NYSE in respect of their holdings of Common Stock of the Company. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file in respect of their holdings of Common Stock of the Company. The Company’s information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company’s executive officers, directors and 10% stockholders. Based solely on a review of such reports and written representations from the Company’s executive officers, directors and 10% stockholders, we believe that all such filing requirements were met during 2006, except for one late filing on Form 4 by Frederick W. Beinecke to report the acquisition of 47.5 shares of Company Common Stock, a distribution received pursuant to a contract with an exchange fund.

Corporate Governance

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics may be reviewed on our website at http://www.catalinamarketing.com. This Code is applicable to all of the Company’s directors, officers and employees.

Corporate Governance Guidelines

We have also adopted Corporate Governance Guidelines to advance the functioning of our Board of Directors and its committees and to set forth our Board of Directors’ expectations as to how it should perform its functions. Our Corporate Governance Guidelines are posted on our website at http://www.catalinamarketing.com and are available in print to any stockholder who requests a copy.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

Catalina’s executive compensation program for its named executive officers (“NEOs”) is administered by the Compensation Committee of the Board of Directors (“the Committee”). The Committee has reviewed the Compensation Discussion and Analysis with management, and recommends to the Board of Directors that it be included in this Amended Report.

The Committee consists of at least three members, all of whom are “independent directors,” as that term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual, and one of whom serves as Chairperson of the Committee. The Committee’s responsibility is to assure that the senior executives of Catalina and its affiliates are compensated effectively in a manner consistent with the stated compensation philosophy of Catalina, competitive practices and the requirements of the appropriate regulatory bodies. The Committee has the responsibility and the authority to provide direction to management regarding compensation and benefit levels for Catalina and to administer Catalina’s Amended and Restated 1999 Stock Award Plan and the Employee Payroll Deduction Stock Purchase Plan.

The Committee has carefully monitored the Company’s executive compensation programs on behalf of Catalina shareholders. The Compensation Discussion and Analysis and tables that follow show structures for executive compensation that are appropriate and competitive.

The members of the Committee responsible for determining salary and incentive compensation awards for the 2006 stub fiscal year (April 1, 2006 through December 31, 2006; “SY06”) are the undersigned. In carrying out its responsibilities, the Committee engages national executive compensation consulting firms to provide advice and develop and provide market data to assist in evaluating the appropriateness and competitiveness of compensation paid to Catalina’s executive officers and other employees. Overall, the Committee believes that the compensation provided for NEOs in SY06 was appropriate given the business achievements, which included exceeding target goals for the Company and each business unit.

Compensation Committee:

By: Messrs. Peter T. Tattle, Frederick W. Beinecke, Edward S. Dunn, Jr. and Jeffrey W. Ubben

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Amended Report or future filings made by the Company under those statutes, the Compensation Committee Report is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

COMPENSATION DISCUSSION & ANALYSIS

Described below are the general and specific principles by which the Committee makes executive compensation decisions for the NEOs and other Company executive officers. These decisions reflect the Committee’s review of Catalina’s existing compensation plans, competitive market data and assessments of individual and corporate performance. Discussed in detail are the Committee’s decisions for the period from April 1, 2006 through December 31, 2006; (“SY06”). It is important to note that the Company changed its fiscal year end from March 31 to December 31 (effective December 31, 2006).

1. General Principles and Procedures

Catalina’s executive compensation program is comprised of the following three main components: (i) base salaries; (ii) annual incentive bonuses; and (iii) equity-based incentives. Catalina believes these components provide compensation to its executives that is commensurate with the performance of the company and with enhancement of shareholder value. Both quantitative and qualitative factors are integral parts of implementing Catalina’s compensation philosophy. The compensation plans are designed to link individual executive rewards to Catalina’s performance by applying objective, quantitative factors, including Catalina’s own business performance and industry factors. The Committee also relies on subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation that is consistent with the Company’s compensation philosophy.

(a) Program Objectives.

Catalina’s compensation program is designed to attract, motivate, reward and retain highly qualified individuals at all levels, and in particular executive officers who have the skills and expertise to lead Catalina.

(b) Performance To Be Rewarded.

The Committee oversees compensation programs that maintain a strong relationship between company performance and executive rewards that align the interests of executive officers with shareholders and encourage executive ownership of Catalina’s common stock. The Committee ensures that salaries, annual bonuses and equity-based incentives awarded to Catalina’s executive officers are based on competitive compensation data, individual performance, internal equity and the overall performance of Catalina.

(c) Procedural Approach

The Committee meets a minimum of four times annually. In SY06 the Committee held nine meetings. During these meetings, the Committee evaluated the executive officers’ performance and compensation in light of financial goals and objectives approved by the Board of Directors (“the Board”). The Committee, at least annually, evaluates the performance and leadership of the Chief Executive Officer (“CEO”) in light of those financial goals and objectives (without the CEO’s participation) and presents to the Board, for its consideration and approval, recommendations regarding the CEO’s compensation level based on this evaluation and Catalina’s compensation philosophy.

The Committee annually reviews and approves revisions to Catalina’s compensation and benefits practices, including the methodologies for setting the executive and employee salary ranges and annual salary increase guidelines; and comparing them, relative to corporate performance, with those of other comparable businesses from annual and multi-year perspectives. The Committee approves an overall budget for salary increases and delegates authority to the top executive officers of Catalina, known as the “Catalina Executive Committee,” or “CEC” (which includes the NEOs), to approve individual salary increases below the CEC level. The CEO’s approval is required for all increases for those employees in the two reporting levels immediately below him. The

Committee monitors the delegated responsibility to ensure it is executed properly.

The Committee provides direction to management regarding incentive programs that reward employees of Catalina including, without limitation, the performance targets, award opportunities and level of employees who are eligible for such incentive plans. The CEO makes recommendations to the Committee regarding the incentive compensation of all executive officers, excluding himself, and the Committee makes final decisions regarding those recommendations. For a consistent approach, the Committee’s decisions relating to the three main components of compensation for the Company’s executives are made in conjunction with the policies established for the entire organization.

The compensation decisions reported below focus on the SY06 nine-month period. Management recommended and the Board approved the revenue, operating income and earnings per share (“EPS”) targets for this nine-month period.

(d) The Peer Group Data

The Committee makes compensation decisions after reviewing pay and performance information from a designated peer group and market data from multiple external sources. The Committee reviews peer group data regarding each component of the compensation plan as well as total compensation.

Catalina’s peer group includes a broad range of companies that provide marketing and data services to other companies and range in revenue between $200 million and $2 billion. Catalina has a unique business model and the Committee agrees this is a reasonable group against which to compare pay and performance for executives. The peer group consists of the following companies:

Acxiom Corp	Fair Isaac Corp
Advo Inc	Harte Hanks Inc
Alliance Data Systems Corp	Henry (Jack) & Associates
Apac Customer Services Inc	IMS Health Inc
Arbitron Inc	MDC Partners Inc
Checkpoint Systems Inc	Valassis Communications Inc
Emak Worldwide Inc

The Committee evaluates peer group data in one, two, and three year comparisons to determine Catalina’s performance relative to the peer group based on the following financial measures: return on capital, return on average equity, total shareholder return (“TSR”), net income change, EPS change, EBITDA change, revenue change, gross margin, return on sales and SG&A as a percent of sales. For 2006, Catalina ranked fourth in a one-year performance comparison, fifth in a two-year performance comparison and fourth in a three-year performance comparison. This placed the Company’s overall performance in the top one-third of the fourteen-company peer group performance.

(e) Market Data

Market pay data includes executives in similar positions employed by public companies or divisions of public companies that are within a size range that includes Catalina. Market data for each NEO is provided by Mercer Human Resource Consulting and Watson Wyatt Worldwide Inc. The Committee adopted a methodology in August 2006 to determine market pay rates that utilizes 70% market data and 30% peer group data. This methodology was applied in determining the NEOs and other executives’ SY06 salary increases (approved on August 9, 2006, retroactive to June 26, 2006, to coincide with the effective date of annual salary increases for all other US company employees).

(f) Independent Consultant

The Committee has the authority to engage independent consultants to assist in carrying out its responsibility and did so in SY06. The Committee retained Mr. Donald Delves, President of The Delves Group, to be the independent compensation consultant to the Committee. The independent compensation consultant advises the Committee on all of the principal aspects of executive compensation, including base salary and annual and long-term incentives. The consultant attends meetings of the Committee and communicates with the Committee outside of meetings. The independent compensation consultant reports to the Committee, although the consultant may meet with management for purposes of gathering information on proposals and analyses that management may present to the Committee. The independent consultant does not provide any other services to Catalina and receives consulting fees only with respect to the services provided to the Committee.

(g) Stock Ownership Guidelines

In April 2005, the Company adopted formal stock ownership guidelines for CEC members, including NEOs, to ensure alignment with shareholder interest. The guidelines provide that each NEO should achieve the following level of investment in Catalina stock by April 2009:

CEO (Dick Buell)	Lesser of 100,000 shares or share value of 5 X Salary
CFO (Rick Frier)	Lesser of 35,000 shares or share value of 3 X Salary
Tom Buehlmann	Lesser of 20,000 shares or share value of 2 X Salary
Ed Kuehnle	Lesser of 35,000 shares or share value of 3 X Salary
Craig Scott	Lesser of 20,000 shares or share value of 2 X Salary

The stock ownership of NEOs as of December 31, 2006, is as follows:

CEO (Dick Buell)	57,035 shares	57% of goal
CFO (Rick Frier)	15,925 shares	45% of goal
Tom Buehlmann	18,087 shares	91% of goal
Ed Kuehnle	19,744 shares	56% of goal
Craig Scott	19,568 shares	98% of goal

(h) Stock Grant-making Practices

In SY06, the Committee made its first awards fully implementing the Total Rewards Strategy which had been under discussion since April, 2005 and which had previously been only partially implemented. The Committee undertook to grant these awards as early as possible in the first quarter of the shortened (9-month) fiscal year, and took action on April 18, 2006, which was prior to the annual earnings release. For fiscal years before SY06, the Committee generally granted equity awards annually at its regularly scheduled meetings that occurred following Catalina’s release of earnings for the fiscal year.

At the August 9, 2006, meeting, the Committee adopted an annual calendar which for the first time formally memorialized its historical practice of granting equity-based awards at the Committee’s first regularly scheduled meeting each year following the annual earnings release. This decision reflected the Committee’s conclusion that this timing for awards better suits Catalina’s equity compensation objectives and practices including, without limitation, the ability of management to propose to the Committee goals for the performance periods.

Equity awards are approved and granted for NEOs and all other executives at the same time equity awards are approved and granted for all eligible employees. The Committee approves the long-term incentive plan design, the performance measure for the performance-based restricted stock and other equity-based awards for all eligible participants, including executives.

The exercise price for equity awards is based on the closing share price on the date the Committee approves the grant. One exception exists for the Italian business unit that requires a share price of “more than the prior 30-day average share price.” The Company’s practice is to determine the prior 30-day average share price from the date of approval and to add one penny to establish the Italian employee grant price. In the event the closing price on the date of the grant exceeds the prior 30-day average, the grant price for the Italian business unit will be that day’s closing price.

In the case of newly-hired CEC members, the Committee will consider equity awards for recruitment purposes and to align the executives’ interest with the interests of shareholders. The award will be approved at the next regularly scheduled Committee meeting after the hire date of the executive, and the exercise price will be the closing share price on the approval date of the grant.

The Company has not timed, nor does it intend to time, the release of material nonpublic information based on an equity award grant date. Similarly, the Committee has not granted, nor does it intend to grant, equity awards to executives in anticipation of the release of material non-public information that is likely to result in a change to the price of Catalina common stock.

(i) Committee Charter

The Committee developed a written charter that was adopted by the Board, setting out the functions the Committee is to perform. The Charter was amended in SY06 and is available on Catalina’s website at www.catalinamarketing.com. The charter can be found on the “Investor Relations” page, under the link to “Corporate Governance Documents and Highlights.”

3. Specific Principles for determining Executive Compensation

The material components of compensation for the NEOs and the specific principles and purpose of each component are summarized in the following table.

General Elements of NEO Compensation for 2006

(see “Executive Compensation Decisions for 2006” for Amounts and Further Detail)

Element:	Reason for Element
Salary	Catalina provides competitive base salaries to attract and retain the required talent to grow the Company.

Annual Incentive Compensation	Bonuses are awarded to Catalina’s executives under the annual Incentive Compensation Plan (“ICP”). Annual bonuses represent appropriate rewards for results based on meaningful, clear and measurable performance goals approved by the Board and are based on individual performance as well as business unit and company-wide performance.

Long-Term Incentives	Long-term incentives in the form of equity-based awards are granted to executives by the Committee annually. Under the Stock Award Plan, executives receive performance-based restricted shares, service-based restricted shares and stock appreciation rights (“SARs”) (collectively “Awards”). The purpose of the Awards is to attract and retain qualified individuals, and to align their financial interests with the interests of shareholders by providing the executive officers with substantial financial interests in the success of Catalina.

Perquisites or Other Personal Benefits	Executive officers receive the following perquisites, which are considered to have a material benefit to Catalina: moving expenses where applicable, limited spouse travel when appropriate, an annual financial planning allowance, an annual executive physical allowance, and in the case of the CEO and President of Catalina Marketing Services (“CMS”), golf club memberships.

Post-Employment Benefits

Retirement. Executive officers are eligible to participate in a qualified 401(k) plan and a deferred compensation plan that includes employer matching contributions.

Severance and Change in Control Benefits. Executives are provided with severance and change-in-control benefits at a level considered conservative, yet competitive when compared to those offered by peers.

Retiree Medical Coverage. Company founders, their eligible family members and former CEO’s are allowed to purchase health care coverage at the contribution rate for current employees.

(a) Method for Determining Amounts.

In April 2005, the Committee approved a structured approach to balance the various compensation elements for individual employees, which was labeled the “Total Rewards Strategy.” The Total Rewards Strategy includes a compensation structure for the CEC which incorporates base salary, annual cash bonuses and long-term incentives under the Stock Award Plan, as well as benefits such as annual executive physicals and financial planning allowances. The Total Rewards Strategy is intended to balance stated compensation goals with maximizing returns for shareholders.

Base Salary

Each year the Committee evaluates Catalina’s executive salary targets based competitive market data, Catalina’s business performance and industry factors. In conducting the assessment for SY06, the Committee reviewed compensation data from proxy statements and compensation surveys for comparable companies to the extent available.

Catalina’s goal for SY06 was to target executive base pay at the 67th percentile among its peer group and comparable market data. In determining the base salary targets, the Committee considered skill set, internal consistency and external pressures to attract and retain talent.

Annual Incentive Bonus

Executive bonuses are set as a percentage of salary based on management level and are earned based on individual, business unit and corporate performance. The Total Rewards Strategy establishes market-competitive targets for incentive awards when the Company achieves threshold, goal, or above goal performance.

Equity Based Incentives

Long-term incentives (“LTI”), granted in the form of equity-based awards, are typically granted to executives by the Committee annually. The long-term incentives reward executives for leadership, decision-making, accountability and results and are valuable tools to retain key executives and to align executive interests with shareholders’ interests. In SY06, Catalina’s goal was to target LTI awards for the CEC at the 80th percentile among its peer group and comparable market data. Award levels were reduced to the 75th percentile or below for the January 1, 2007 through December 31, 2007 (“CY07”) grant.

The value of grant awarded to executive officers, including the CEO, is based on a multiple of salary and level of responsibility. For the first time, and as part of the Total Rewards Strategy adopted by the Committee, the SY06 awards granted to executives under the Stock Award Plan included performance-based restricted stock, service-based restricted stock and SARs. The SY06 award was allocated with an emphasis on performance-based equity. Forty percent is in performance-based restricted shares that vest only when the three-year cumulative EPS performance objective is achieved. An additional forty percent of the long-term award is in SARs, which are dependent on share appreciation. Twenty percent of the LTI award is delivered in service-based restricted shares.

The performance-based restricted stock cliff vests if Catalina meets a certain threshold cumulative EPS performance goal for the period from April 1, 2006 through December 31, 2008; the service-based restricted stock cliff vests upon completion of four years of service from the date of grant; and SARs vest 25% per year over a four year period and are payable in stock upon exercise. For the SY06 grant, a minimum of 80% of the three-year EPS goal must be achieved for any performance-based restricted shares to vest. At 80% achievement, 50% of the award is earned and at 115% achievement, 200% of the award is earned.

For the CY07 grant, a minimum of 93% of the three-year EPS goal must be achieved for any performance-based restricted shares to vest. At 93% achievement, 50% of the award is earned and at 108% achievement, 200% of the award is earned.

Post-Employment Severance and Change-in-Control Benefits

In SY06, the Committee reevaluated post-employment severance and change-in-control benefits and entered into new agreements with certain executive officers, including the NEOs. The new agreements provide severance payments should a change in control (or a potential change in control) result in a loss of employment, and the executive is terminated or resigns for “good reason” within two years after a change in control (or before, in the case of a potential change in control). “Good reason” includes, among other things, a reduction in base salary or a reduction in the executive’s title, position or responsibility. The Committee was advised by consultants and counsel in creating the new agreements and the executives were advised by their own counsel.

Under the new agreements, the severance benefit includes a cash lump-sum payment equal to a multiple of the executive’s annual compensation then in effect. In addition, the executive will receive a cash lump-sum payment equal to the sum of any unpaid incentive compensation. The executive will also be entitled to life, disability, accident and health insurance benefits provided to the executive and executive’s spouse and dependents for a specified number of months from the date the severance benefits are effective. The chart in the summary compensation table section following provides details of the amounts payable under our Change of Control agreements with NEOs.

Employment Contract—CEO

In SY06, the Committee reevaluated the CEO’s employment contract and entered into a new contract effective through September 30, 2011.

Under the terms of the Employment Agreement, Mr. Buell will receive base cash compensation at an annual rate of $675,000, to be increased annually at least in an amount equal to the greater of 3.5% or the increase in the Consumer Price Index. Mr. Buell will also be eligible to receive an annual target bonus of 100% of base salary with the opportunity to earn up to 1.5 times his annual target bonus during each year of his agreement. Mr. Buell will be eligible to participate in the Company’s stock compensation and other incentive plans. In addition, the Company will reimburse Mr. Buell for (i) up to $5,000 of costs incurred relating to financial planning and tax preparation expenses, (ii) costs for physical examinations (if not covered by health insurance), and (iii) the reasonable cost of one country club membership. Mr. Buell will also be entitled to participate in the Company’s Post-Retirement Health Care Benefits program.

(b) Inter-relationship of Elements

Catalina’s incentive plans serve both the Company’s need to focus on short-term and longer-term strategic objectives and the need for retention of executive talent. Annual incentive plans and long-term equity awards are based on a percentage of salary for executives. The multiple applied to long-term equity plans is larger than the multiple applied to the annual incentive plan. The Company’s annual incentives are designed to pay in cash only, providing immediate reward and reinforcement of annual performance. No stock alternatives are offered for annual incentives. Equity-based incentives are awarded to promote continuity in execution of long-term strategic plans that deliver shareholder value. The Company’s practice does not provide cash alternatives for long-term incentive awards at the executive level.

(c) Recoupment of Awards

The Committee does not currently have a policy for recovering awards or payments if the Company is required to restate corporate financials. In CY07, the Committee will consider instituting such a policy.

(d) Consideration of Prior Compensation

The Committee does not consider amounts realizable from prior compensation when making decisions regarding the amount of each element of compensation.

(e) Tax Considerations

The Committee evaluates compensation payments in light of Section 162(m) of the Internal Revenue Code (“the Code”), which generally disallows a tax deduction for compensation, that is not performance-based, in excess of $1 million paid to the NEOs of most public companies. In SY06 there were no payments to NEOs or others that resulted in a disallowance of a tax deduction.

The Committee also determined that the Company is in compliance with Section 409A of the Code, which regulates deferral elections and the timing of payments under non-qualified deferred compensation plans.

(f) Financial Accounting Considerations

Financial Accounting Standard (FAS) 123R, effective as of September 1, 2006, requiring companies to expense the fair market value of equity awards became effective for the Company’s SY06 long-term incentive awards. As part of establishing the Total Rewards Strategy, and in anticipation of FAS123R, the Committee revised the LTI plan and introduced stock appreciation rights and restricted stock for the SY06 awards. The result was a reduction in the number of shares awarded.

4. Executive Compensation Decisions during SY06

Detailed below are the Committee’s decisions made in SY06 for Catalina’s NEOs. The Committee addressed three main components of executive compensation by approving: LTI awards granted on April 18, 2006; ICP payouts on April 27, 2006 for awards earned during the previous fiscal year; and base salary increases effective June 26, 2006. In addition, the Committee made decisions regarding plan designs as detailed below.

(a) Salary

Average base pay for the executive team is targeted at the 67th percentile. Due to the need to recruit top talent in several key roles in 2005 and the external pressures that exist in the recruitment of such talent, the base pay for the executive team reached the 70th percentile in SY06.

The Committee uses a combination of peer group data and market data to determine base pay increases. The Committee approved a budget for executive salary increases for SY06 of 3.5%, consistent with national trends reported by Mercer Human Resource Consulting and Watson Wyatt Worldwide Inc. Executive increases also aligned with the overall 3.2% Company base pay increases. An additional 1% was approved by the Committee for organizational promotions and market adjustments.

The Committee approved salary increases for the NEOs effective June 26, 2006, the annual salary increase date for all Company employees. The base salary increases were as follows:

Rick Frier	4.0%
Tom Buehlmann	1.4%
Ed Kuehnle	3.5%
Craig Scott	4.0%

The CEO’s annual increase was determined in a Committee discussion that excluded members of management, and a 3.8% base salary increase was recommended by the Committee to the Board. The Board approved Mr. Buell’s increase of 3.8%, bringing Mr. Buell’s salary to $675,000. The percentage increase for the CEO was consistent with the guidelines applied to the entire organization.

(b) Annual Incentive Bonus

At a meeting held April 27, 2006, the Committee approved payouts of annual incentive awards earned based on performance associated with the prior fiscal year (April 1, 2005 through March 31, 2006). At the same meeting, the Committee approved SY06 “weightings” for corporate and business unit goals illustrated in the chart below. CEC incentive compensation plans, excluding the CEO, include a 10% individual performance factor (“IPF”) that encompasses the individual, non-financial objectives for the year.

SY06 Incentive Compensation Plan

Organizational Unit		Overall Weightings			Financial Weightings
	Annual Target	Corporate	Business Unit (“B.U.”)	IPF	Corporate		Business Unit		IPF
					EPS	Revenue	Operating Income	Revenue
Corporate					70%	30%
Buell (CEO)	100%	100%	n.a	n.a.	70%	30%	n.a.	n.a.	n.a.
Frier (CFO)	65%	90%	n.a.	10%	63%	27%	n.a.	n.a.	10%

International	Target	Corporate	B.U.	IPF	70%	30%	50%	50%	IPF
Buehlmann	65%	20%	70%	10%	14%	6%	35%	35%	10%

CMS	Target	Corporate	B.U.	IPF	70%	30%	60%	40%	IPF
Kuehnle	65%	20%	70%	10%	14%	6%	42%	28%	10%

CHR	Target	Corporate	B.U.	IPF	70%	30%	80%	20%	IPF
Scott	65%	20%	70%	10%	14%	6%	56%	14%	10%

The variance in weights for the financial measures of each business unit is based on the stage of growth and maturity for each individual business unit and that business unit’s strategic focus for SY06.

The SY06 incentive compensation target approved by the Committee for NEOs includes 100% of base salary for Mr. Buell and 65% of base salary for each of Messrs. Frier, Kuehnle, Buehlmann and Scott. The ICP imposes a payout cap of 150% of target bonus for executives and all other participants. The potential bonus for Mr. Buell under the ICP for SY06 ranged from a zero payout to a maximum of 150% of his annualized base salary. The potential bonus for each of the other NEOs under the ICP ranged from zero to a maximum of 97% of their annualized base salaries.

On August 9, 2006, the Committee approved the SY06 bonus target of 65% for Mr. Buehlmann as an increase from his previous fiscal year target of 56%. This increase provided a consistent incentive target for presidents of the Company’s three business units. The Committee also approved a payout cap of 150% of target bonus for Mr. Buehlmann for SY06 versus a prior cap of 200%, to provide a consistent payout cap for all incentive participants.

The financial portion of the annual incentive is paid only if the financial performance goals set by the Board at the beginning of the year are achieved. All or a portion of the discretionary, individual performance factor (“IPF”), may be paid based on the achievement of the approved non-financial objectives, regardless of whether the financial goals are achieved.

For SY06, Catalina exceeded the financial performance targets determined by the Board. The financial components of the ICP were paid at 150% of target for Corporate performance, 136% of target for CMS performance, 144% of target for Catalina Health Resource (“CHR”) performance and 125% of target for Catalina Marketing International (“CMI”) performance.

NEO	Bonus Eligibility as a Percentage of Annualized Salary			Actual Bonus Amount for SY06 (% of Annualized Salary)
	Minimum	Target	Maximum
CEO	50%	100%	150%	150%
Dick Buell
CFO	32%	65%	97%	97%
Rick Frier
Tom Buehlmann	32%	65%	97%	67%
Ed Kuehnle	32%	65%	97%	94%
Craig Scott	32%	65%	97%	97%

At the December 13, 2006 meeting, the Committee approved the CY07 ICP plan design which included new weighting for the business unit components for CHR and CMI. For both business units, the operating income weight is 60% and the revenue weight is 40% of the business unit component of the ICP. This provides a stronger top line emphasis for CHR and a stronger bottom line emphasis for CMI, in keeping with the strategies being pursued by these business units.

CY07 Incentive Compensation Plan

Organizational Unit	Annual Target	Overall Weightings			Financial Weightings
		Corporate	Business Unit	IPF	Corporate		Business Unit		IPF
					EPS	Revenue	Operating Income	Revenue
Corporate					70%	30%
Buell (CEO)	100%	100%	n.a	n.a.	70%	30%	n.a.	n.a.	n.a.
Frier (CFO)	65%	90%	n.a.	10%	63%	27%	n.a.	n.a.	10%
International	Target	Corporate	B.U.	IPF	70%	30%	60%	40%	IPF
Buehlmann	65%	20%	70%	10%	14%	6%	42%	28%	10%
CMS	Target	Corporate	B.U.	IPF	70%	30%	60%	40%	IPF
Kuehnle	65%	20%	70%	10%	14%	6%	42%	28%	10%
CHR	Target	Corporate	B.U.	IPF	70%	30%	60%	40%	IPF
Scott	65%	20%	70%	10%	14%	6%	42%	28%	10%

(c ) Equity Based Incentives

On April 18, 2006, the Committee approved an LTI plan design which established award values as a multiple of base salary for all eligible employees. The multiples for the executives are as follows: CEO-250%; CEC-175%. The CEO and the CEC were granted a mix of equity instruments in the following proportions: 40% SARs, 40% performance-based restricted stock and 20% service-based restricted stock. The grant was approved based on the closing share price on April 18, 2006 of $22.85.

On June 19, 2006, the Committee considered the requirement of shares for future grants under the LTI plan and determined the need to seek additional shares for the available pool. The Board approved the Committee’s recommendation to request shareholders amend the 1999 Stock Award Plan, increasing the number of shares available by 3 million. The amendment was approved by shareholders at the August 2006 shareholder meeting.

On August 9, 2006, the Committee established revised targets for executive LTI awards at the 75th percentile of the market. This decision was based upon overall Company performance as compared to the peer group. The LTI plan approved for the CY07 award established the following multiples of salary for the CEC in order to achieve the 75th percentile goal: CEO-250%; CFO, business unit presidents and EVP of CMS sales-165%; and EVPs of IT, business support services, new business development and regional director Europe-135%.

At the December13, 2006 meeting, the Committee recommended and the Board approved the measure for performance-based restricted stock as a three-year cumulative EPS goal. The three year performance period will be from January 1, 2007 through December 31, 2010. For the CY07 grant, a minimum of 93% of the cumulative three year EPS goal must be achieved for any performance-based restricted shares to vest. At 93% achievement, 50% of the award is earned and at 108% achievement, 200% of the award is earned.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1) $	Bonus (2) $	Stock Awards (3) $	Option Awards (3) $	Non-equity Incentive Plan Compensation (4) $	Change in pension volume and NQ DC Earnings $	All Other Compensation (5) $	Total
L. Dick Buell	SY06	487,500	—	219,794	903,635	759,400	—	13,828	2,384,158
Chief Executive Officer and Director

Rick P. Frier	SY06	257,654	26,106	81,186	480,535	234,994	—	18,151	1,098,626
Executive Vice President, Catalina Marketing Corporation and Chief Financial Officer

Three Highest Paid Executives (other than CEO and CFO) by Total Comp (sum of rows c, d, e, f, g, and i)

Tom Buehlmann	SY06	245,963	—	92,223	396,229	260,959	—	75,373	1,070,746
Executive Vice President, Catalina Marketing Corporation, and President Catalina Marketing International

Edward C. Kuehnle	SY06	293,462	39,586	92,771	485,408	248,014	—	14,208	1,173,449
Executive Vice President, Catalina Marketing Corporation, and President Catalina Marketing Services

Craig H. Scott	SY06	251,308	33,028	79,244	309,146	221,472	—	29,951	924,148
Executive Vice President, Catalina Marketing Corporation, and President Catalina Health Resource

(1)	Salary includes all before-tax contributions by the employee to the Company’s Deferred Compensation Plan. Mr. Scott’s amount includes a deferral of $10,052.
(2)	The bonus column includes non-formula based, individual performance awards. Mr. Buell’s bonus was based entirely on corporate performance (column (g)). Messrs. Frier, Kuehnle, and Scott received a portion of their total incentive award based on non-formula based, individual performance.
(3)	Columns (e) and (f) report the compensation cost of the awards over the requisite service period, determined in accordance with FAS 123R. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options and SARs on the grant date. Restricted stock is valued based on the intrinsic value on the date of the grant (i.e., the stock price). This includes expense recognized in SY 06 due to the vesting or awards made in prior years and the awards made in SY 06. This does not include estimates for forfeitures related to service-based vesting used for financial statement reporting purposes.
(4)	Non-equity Incentive Plan Compensation includes all before-tax contributions by the employee to the Company’s Deferred Compensation Plan. Mr. Scott’s amount includes a deferral of $12,484.
(5)	Other compensation includes Company matching contributions (vested and non-vested) under the Company’s 401(k) Plan and Deferred Compensation Plan, golf memberships, financial planning, spouse travel, and executive physicals. All of the listed individuals are eligible for financial planning and executive physicals. Mr. Buell received payment for financial planning and Messrs. Buell and Kuehnle received payment for an executive physical during the first quarter of 2006. Those amounts were reported on the Fiscal Year 2006 compensation table.

Set forth is a breakdown of All Other Compensation:

Name	401(k) Match $	Deferred Compensation Match $	Financial Planning $	Executive Physical $	Spouse Travel $	Golf Membership $	Recognition Travel Award $	Total All Other Compensation $
L. Dick Buell	1,800	—	—	—	—	12,028	—	13,828

Rick P. Frier	8,800	—	7,868	1,045	438	—	—	18,151

Tom Buehlmann	—	—	—	—	—	—	—	—

Edward C. Kuehnle	1,809	—	6,798	—	1,990	3,611	—	14,208

Craig H. Scott	5,154	16,847	2,145	1,102	441	—	4,262	29,951

Tom Buehlmann received a living allowance of $49,100, a car allowance of $11,474, a pension contribution of $13,899, and $900 for the preparation of a 2006 US nonresident income tax return.

GRANTS OF PLAN-BASED AWARDS

		Estimated future payouts under Non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant date (3)	Threshold (4) ($)	Target ($)	Maximum ($)	Threshold (4) (#)	Target (#)	Maximum (#)	All other stock awards: number of shares of stock or units (#) (5)	All other option/SAR awards: number of securities underlying options (#)	Exercise or base price of option/SAR awards ($/Sh) (6)	Repriced or materially modified options and SARs ($/Sh)
L. Dick Buell	4/18/2006	337,500	675,000	1,012,500	14,522	28,747	57,197	14,368	59,440	$22.85	N/A

Rick P. Frier	4/18/2006	116,025	232,050	348,075	5,365	10,620	21,130	5,304	21,950	$22.85	N/A

Three Highest Paid Executives (other than CEO and CFO) by Total Comp

Tom Buehlmann	4/18/2006	125,840	251,680	377,520	6,089	12,054	23,984	6,032	24,940	$22.85	N/A

Edward C. Kuehnle	4/18/2006	131,950	263,900	395,850	6,130	12,135	24,145	6,062	25,090	$22.85	N/A

Craig H. Scott	4/18/2006	113,100	226,200	339,300	5,237	10,367	20,627	5,183	21,440	$22.85	N/A

(1)	The bonuses of our executives receive are set as a percentage of salary based on management level and are earned based on individual, business segment, and company performance.
(2)	Performance-based restricted stock vests if the Company meets certain thresholds for a specified performance metric for the period from April 1, 2006 through December 31, 2008. Maximum payout is 200% of the original award. Awards are payable, net of applicable taxes, in shares of our Common Stock. These amounts include a dividend of restricted shares with same vesting schedule as the original award.
(3)	Grant date is the date the Compensation Committee approved the awards.
(4)	Performance below threshold results in zero payment of non-equity incentive plan award and performance based restricted stock award.
(5)	Service-based restricted awards become vested and payable on the fourth anniversary of the grant date, and are payable, net of applicable taxes, in shares of our Common Stock.
(6)	Exercise price is the closing price of the Company’s Common Stock on the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards								Stock Awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name	Grant date (1)		Number of securities underlying unexercised options/SARs (#) exercisable (2)	Number of securities underlying unexercisable options/SARs (#) unexercised (3)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (4)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other right that have not vested ($) (4)
L. Dick Buell	7/26/2004	(5)	162,500	62,500		$20.20	7/26/2014
	11/18/2004	(6)	75,000	75,000		$27.70	11/18/2014
	8/8/2005	(6)	42,500	127,500		$24.10	8/8/2015
	4/18/2006	(6)		59,440		$22.85	4/18/2016
	4/18/2006	(7)					2/28/2009			28,747	$790,542.50
	4/18/2006	(8)					4/18/2010	14,368	$395,120.00

Rick P. Frier	3/14/2005	(6)	37,500	112,500		$27.10	3/14/2015
	8/8/2005	(6)	18,750	56,250		$24.10	8/8/2015
	4/18/2006	(6)		21,950		$22.85	4/18/2016
	4/18/2006	(7)					2/28/2009			10,620	$292,050.00
	4/18/2006	(8)					4/18/2010	5,304	$145,860.00

Three Highest Paid Executives (other than CEO and CFO) by Total Comp

Tom Buehlmann	10/23/2002	(6)	40,000	10,000		$19.92	10/23/2012
	7/26/2004	(9)	25,000	25,000		$20.20	7/26/2014
	11/18/2004	(6)	25,000	25,000		$27.70	11/18/2014
	8/8/2005	(6)	12,500	37,500		$24.10	8/8/2015
	4/18/2006	(6)		24,940		$22.85	4/18/2016
	4/18/2006	(7)					2/28/2009			12,054	$331,485.00
	4/18/2006	(8)					4/18/2010	6,032	$165,880.00

Edward C. Kuehnle	3/14/2005	(10)	37,500	112,500		$27.10	3/14/2015
	8/8/2005	(6)	18,750	56,250		$24.10	8/8/2015
	4/18/2006	(6)		25,090		$22.85	4/18/2016
	4/18/2006	(7)					2/28/2009			12,135	$333,712.50
	4/18/2006	(8)					4/18/2010	6,062	$166,705.00

Craig H. Scott	7/26/2004	(9)	15,050	25,000		$20.20	7/26/2014
	11/18/2004	(6)	25,000	25,000		$27.70	11/18/2014
	8/8/2005	(6)	12,500	37,500		$24.10	8/8/2015
	4/18/2006	(6)		21,440		$22.85	4/18/2016
	4/18/2006	(7)					2/28/2009			10,367	$285,092.50
	4/18/2006	(8)					4/18/2010	5,183	$142,532.50

(1)	Grant date is the date the Compensation Committee approved the awards.
(2)	The options/SARs listed in this column are vested as of December 31, 2006.
(3)	The options/SARs listed in this column are non-vested as of December 31, 2006.
(4)	The closing price of the Company’s Common Stock was $27.50 per share on December 29, 2006, the last business day of the year.
(5)	Of the 225,000 options granted to Mr. Buell on July 26, 2004, 100,000 vested immediately. The remaining options vest 25% per year on March 17 each year.
(6)	These options/SARs vest ratably at 25% per year on the anniversary date of the grant date.
(7)	The performance based restricted stock granted April 18, 2006 vests if the Company meets certain thresholds for a specified cumulative performance metric for the period from April 1, 2006 through December 31, 2008, subject to continued employment throughout the vesting period.
(8)	The service based restricted stock granted April 18, 2006 vests April 18, 2010, subject to continued employment throughout the vesting period.
(9)	The options granted to Messrs. Buehlmann and Scott on July 26, 2004 vest 25% per year on February 11 each year.
(10)	The options granted to Mr. Kuehnle on March 14, 2005 vest 25% per year on January 28 each year.

OPTION EXERCISES AND STOCK VESTED

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
L. Dick Buell	N/A	N/A	N/A	N/A

Rick P. Frier	N/A	N/A	N/A	N/A

Three Highest Paid Executives (other than CEO and CFO) by Total Comp

Tom Buehlmann	N/A	N/A	N/A	N/A

Edward C. Kuehnle	N/A	N/A	N/A	N/A

Craig H. Scott	7,450	$62,259	N/A	N/A

(1)	Value represents market value at exercise less the exercise price.

NON-QUALIFIED DEFERRED COMPENSATION

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
L. Dick Buell (1)	N/A	N/A	N/A	N/A	N/A

Rick P. Frier (1)	N/A	N/A	N/A	N/A	N/A

Three Highest Paid Executives (other than CEO and CFO) by Total Comp

Tom Buehlmann (1)	N/A	N/A	N/A	N/A	N/A

Edward C. Kuehnle (1)	N/A	N/A	N/A	N/A	N/A

Craig H. Scott	22,536	17,382	4,652	—	67,159	(2)

(1)	Individual does not participate in the Catalina Marketing Corporation Deferred Compensation Plan
(2)	Mr. Scott’s aggregate balance includes executive contributions of $36,242 since enrollment in the plan, all of which was included as Salary in the compensation tables for fiscal years 2005 and 2006 and SY 06. The aggregate balance also includes $24,715 of registrant contributions and $6,202 of aggregate earnings for the same time period.

Senior executives and directors of Catalina Marketing are given the opportunity to defer up to 100% of salary, bonus, commissions, and directors’ fees. Contributions can be invested in a selected number of mutual funds or company common stock units. Employees are eligible for matching contributions from the Registrant, subject to a vesting schedule based on years of service. Upon Termination of Service, a participant’s vested account balance is distributed in accordance with the participant’s initial distribution election, either lump sum or in installment payments over a period of not more than ten years. A participant may also receive a partial or full distribution from the plan if the Plan Administrator approves an Unforeseeable Financial Emergency (as defined in the plan).

DIRECTOR COMPENSATION

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (11)		Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Frederick W. Beinecke (2)		56,423		—	—	—		180,923
Retainer (1)	30,000
Chairman of the Board	75,000
Committee	19,500

Eugene P. Beard (3)		38,922		—	—	—		98,922
Retainer (1)	30,000
Committee	30,000

Edward S. Dunn, Jr. (4)		30,517		—	—	—		85,267
Retainer (1)	30,000
Committee	24,750

Evelyn V. Follit (5)		56,423		—	—	—		100,673
Retainer (1)	30,000
Committee	14,250

Peter T. Tattle (6)		30,517		—	—	—		78,517
Retainer (1)	30,000
Committee	18,000

Robert G. Tobin (7)		56,367		—	—	—		99,117
Retainer (1)	30,000
Committee	12,750

Jeffrey W. Ubben (8)		56,250	(9)	—	—	—		99,000
Retainer (1)	30,000
Committee (10)	12,750

(1)	Each non-employee director receives an annual retainer of $40,000, payable quarterly. The reporting period for this table was April—December 2006.
(2)	Mr. Beinecke received $10,500 for serving on the Compensation Committee, $4,500 for serving on the Finance Committee and $4,500 for serving on the Nominating and Corporate Governance Committee. Mr. Beinecke waived his fees for serving as the Chairman of the Finance Committee and Nominating and Corporate Governance Committee. Mr. Beinecke currently holds 6,246 restricted shares of Company common stock, one-half of which vest as of the date of each of the next two annual shareholder meetings.
(3)	Mr. Beard received $14,250 for serving on the Audit Committee and $4,500 for serving on the Finance Committee. Mr. Beard received $7,500 for serving as the Chairman of the Audit Committee. Mr. Beard currently holds 8,097 restricted shares of Company common stock, one-third of which vest as of the date of each of the next three annual shareholder meetings. Mr. Beard received $3,750 for meetings of the Initial Special Committee, which occurred prior to December 31, 2006, regarding a possible sale of Catalina. The payment was made February 28, 2007.
(4)	Mr. Dunn received $14,250 for serving on the Audit Committee and $10,500 for serving on the Compensation Committee. Mr. Dunn currently holds 2,000 restricted shares of Company common stock, which vest as of the date of the next annual shareholder meeting.
(5)	Ms. Follit received $14,250 for serving on the Audit Committee. Ms. Follit currently holds 6,246 restricted shares of Company common stock, one-half of which vest as of the date of each of the next two annual shareholder meetings.
(6)	Mr. Tattle received $9,750 for serving on the Compensation Committee and $4,500 for serving on the Nominating and Corporate Governance Committee. Mr. Tattle received $3,750 for serving as the Chairman of the Compensation Committee. Mr. Tattle currently holds 2,000 restricted shares of Company common stock, which vest as of the date of the next annual shareholder meeting.
(7)	Mr. Tobin received $4,500 for serving on the Finance Committee and $4,500 for serving on the Nominating and Corporate Governance Committee. Mr. Tobin currently holds 8,097 restricted shares of Company common stock, one-third of which vest as of the date of each of the next three annual shareholder meetings. Mr. Tobin received $3,750 for meetings of the Initial Special Committee, which occurred prior to December 31, 2006, regarding a possible sale of Catalina. He also received $10,000 for serving as the Chairman of the Initial Special Committee. The payment was made February 28, 2007.
(8)	Mr. Ubben is entitled to receive the same compensation payable to the other outside directors; however, all of the fees to which Mr. Ubben is entitled are paid by the Company to ValueAct Capital Partners, L.P., and not to Mr. Ubben directly.
(9)	In lieu of being eligible to receive shares of the Company under the Company’s Director Stock Grant Plan, Mr. Ubben receives cash payments equal in value to the shares he would have received under the Company’s Director Stock Grant Plan, which is currently $75,000 for each year of a 3-year term.
(10)	Mr. Ubben received $4,500 for serving on the Compensation Committee and $4,500 for serving on the Finance Committee. Mr. Ubben received $3,750 for meetings of the Initial Special Committee, which occurred prior to December 31, 2006, regarding a possible sale of Catalina. The payment was made February 28, 2007.
(11)	Directors receive a stock award calculated by dividing $75,000 by the closing common stock price on the day of election or reelection for each year of a 3-year term. The amounts reported in this column reflect the expense related to the 9 month period from April 1, 2006 through December 31, 2006. Messrs. Beard, Dunn, and Tattle had outstanding awards from a previous plan that awarded 2,000 shares of Company common stock per year, regardless of the price. The respective grant price for Messrs. Dunn and Tattle was $20.25. Mr. Beard had a grant that vested in August 2006 with a grant price of $17.36 (5 months were included in the expense calculation). Mr. Beard was also granted $75,000 worth of stock in August, which was expensed for four months during this year.

Change in Control Severance Cost Projection

Name	Salary	2.5 times Annual Compensation (1)		30 Mo Benefits		Total Value of Accelerated Equity Awards (2)	Total
L. Dick Buell	$675,000	$4,525,000	(3)	$235,000	(4)	$2,351,809	$7,111,809
Rick P. Frier	$400,000	$1,652,750		$23,744		$776,228	$2,452,722
Tom Buehlmann	$395,000	$1,856,078		$7,056	(5)	$907,886	$2,771,020
Edward C. Kuehnle	$406,000	$1,734,000		$23,744		$838,336	$2,596,080
Craig H. Scott	$348,000	$1,506,250		$32,171		$746,071	$2,284,492

(1)	The calculation of “Annual Compensation” is defined in the Change of Control Agreement as salary plus the greater of (i) the average bonus and commissions paid in the three fiscal years prior to the change in control or (ii) the bonus and commission paid in the fiscal year in which the change of control occurs.
(2)	Catalina Marketing Corporation Amended and Restated 1999 Stock Award Plan accelerates the vesting of all outstanding, unvested awards in the event of Change of Control. This calculation assumes the purchase of all outstanding equity at a price of $27.50 per share, the closing price on December 29, 2006, the final trading day of the year.
(3)	The multiplier for Mr. Buell is 2.99 times Annual Compensation.
(4)	Mr. Buell will receive lifetime health benefits.
(5)	Mr. Buehlmann pays the entire amount of private health insurance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee of our Board has been an officer or employee of the Company or any of its subsidiaries at any time. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or the Compensation Committee of our Board.

Equity Compensation Plan Information

This table sets forth information relating to the Company’s equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by shareholders	7,624,747	$26.25	5,544,885	*
Equity Compensation plans not approved by shareholders	0	$0	0
Total	7,624,747	$26.25	5,544,885

*	Included in this total are (i) 1,221,972 shares remaining available for issuance under the Company’s Employee Payroll Deduction Stock Purchase Plan (ii) 192,114 shares remaining available for issuance under the Company’s 2002 Director Stock Grant Plan and (iii) 4,130,799 shares remaining available for issuance under the Stock Award Plan.

Director Compensation

The non-employee directors (“Independent Directors”) are entitled to compensation as follows:

•	Each Independent Director receives an annual retainer of $40,000, payable quarterly.

•	Each member of the Audit Committee receives an annual retainer of $15,000, payable quarterly.

•	Each member of each of the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee receives an annual retainer of $6,000, payable quarterly.

•

Each member of the Special Committee of the Board established in connection with the process that led to the Company entering into a Merger Agreement with an affiliate of Hellman & Friedman Capital Partners VI, L.P. receives $1,500 for attendance at each in-person meeting and $750 for attendance at each telephonic meeting, and Mr. Tobin, who was the Chairman of that committee until February 20, 2007, received and additional $10,000 for such role.

•	The Chair of the Audit Committee receives an annual retainer of $10,000, payable quarterly.

•	The Chair of each of the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee receives an annual retainer of $5,000, payable quarterly.

•	The Independent Directors are not entitled to any meeting fees except as follows:

•

The Independent Directors are entitled to meeting fees for each meeting attended for the tenth and each subsequent Board of Directors meeting taking place during any twelve-month period commencing July 1 of any year.

•

Members of the Audit Committee are entitled to meeting fees for each meeting attended for the thirteenth and each subsequent Audit Committee meeting taking place during any twelve-month period commencing July 1 of any year.

•

Members of the Nominating and Corporate Governance Committee, the Compensation Committee and the Finance Committee are entitled to meeting fees for each meeting attended for the sixth and each subsequent meeting of such Committee taking place during any twelve-month period commencing July 1 of any year.

•	The meeting fees referenced above shall be $1,500 for in-person meetings and $750 for telephonic meetings.

The Company pays Mr. Beinecke an annualized fee of $100,000 in connection with his activities as Chairman of the Company. Mr. Beinecke waived his fee as the Chair of the Finance Committee and the Nominating and Corporate Governance Committee during SY 06. Mr. Ubben is entitled to receive the same compensation payable to the other outside directors; however, all of the fees to which Mr. Ubben is entitled are paid by the Company to ValueAct Capital Partners, L.P., and not to Mr. Ubben directly. In addition, in lieu of being eligible to receive shares of the Company under the Company’s Director Stock Grant Plan, Mr. Ubben is entitled to receive cash payments equal in value to the shares he would have received under the Company’s Director Stock Grant Plan, which is currently $75,000 for each year of a 3-year term. All expenses incurred by the directors in connection with attendance at meetings of the Board of Directors are paid by the Company. Employee directors receive no compensation for serving as members of our Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2006, or such other date as indicated in the table or the footnotes thereto, certain information regarding the ownership of Common Stock of each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock, each of the Company’s directors, its chief executive officer, its chief financial officer; and its three most highly compensated executive officers, and all directors and executive officers of the Company as a group.

	Shares Beneficially Owned(1)		Phantom Stock Units(2)	Total Phantom Stock Units and Beneficially Owned Shares
Officers, Directors and Stockholders	Number	Percent	Number	Number
ValueAct Capital(3)(7)	7,246,100	15.76%	N/A	N/A
435 Pacific Ave., 4th Floor San Francisco, CA 94133
T. Rowe Price Associates(5)	5,738,200	12.48%	N/A	N/A
100 E. Pratt Street Baltimore, MD 21202
Wellington Management Company, LLP(8)	3,440,900	7.48%	N/A	N/A
75 State Street Boston, MA 02109
Cooke & Bieler LP(4)	3,018,676	6.57%	N/A	N/A
1700 Market Street Philadelphia, PA 19103
Frederick W. Beinecke(6)	3,121,282	6.79%	8,971	3,121,558
c/o Antaeus Enterprises Inc. 99 Park Avenue, Suite 2200 New York, NY 10016
Antaeus Enterprises, Inc.(6)	2,853,077	6.21%	N/A	N/A
99 Park Avenue, Suite 2200 New York, NY 10016
L. Dick Buell	337,035	*	0	337,035
Eugene P. Beard	0	*	18,230	18,230
Edward S. Dunn, Jr.	5,000	*	5,972	10,972
Evelyn V. Follit	1,000	*	22,949	23,949
Peter T. Tattle	0	*	17,240	17,240
Robert G. Tobin	11,220	*	0	11,220
Jeffrey W. Ubben(3)(7)	7,246,100	15.76%	0	7,246,100
Tom Buehlmann	133,087	*	0	133,087
Rick P. Frier	72,175	*	0	72,175
Edward C. Kuehnle	113,494	*	0	113,494
Craig H. Scott	84,618	*	0	84,618
All directors and executive officers as a group (17 persons)(10)	11,913,865	25.20%	86,398	12,000,234

*	Amount represents less than 1% of the Company’s Common Stock.
(1)	The number of shares beneficially owned is determined in accordance with rules of the SEC, and includes generally voting power or investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed owned by the person holding such option and are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person.

Such shares are included for Messrs. Buell (280,000), Frier (56,250), Buehlmann (115,000), Kuehnle (93,750), and Scott (65,050), and all directors and executive officers as a group (1,302,832), all of which options are exercisable within 60 days of December 31, 2006. The number of shares beneficially owned does not include phantom stock units owned by certain officers and directors of the Company under the Catalina Marketing Corporation Deferred Compensation Plan. Information with respect to beneficial owners of more than 5% of the outstanding shares of the Company’s Common Stock is provided based on Schedules 13G or 13D filed by such persons or more recent information provided by such persons to the Company.

(2)	Phantom stock units are issued pursuant to the Catalina Marketing Corporation Deferred Compensation Plan. Each phantom stock unit is the non-voting economic equivalent of one share of Common Stock. Phantom stock units are issued to participants in the Deferred Compensation Plan based on the election of such individuals to defer compensation, bonus, fees and other amounts to which they are entitled from the Company. Phantom stock units are not transferable, and upon the holder of such units ceasing to be employed by the Company or to serve on our Board, the units are exchanged for shares of Common Stock pursuant to the Catalina Marketing Corporation Deferred Compensation Plan in accordance with the election of each individual participant in such plan.
(3)

Information with respect to the beneficial ownership of VA Partners, LLC (“VA Partners”), ValueAct Capital Master Fund, L.P. (“ValueAct Master Fund”), ValueAct Capital Management, L.P. (“ValueAct Management, L.P.”), ValueAct Capital Management, LLC (“ValueAct Management, LLC”), Jeffrey W. Ubben, George F. Hamel, Jr. and

Peter H. Kamin (“Managing Members”) is derived directly from ValueAct Management, L.P. As of February 20, 2007, ValueAct Master Fund is the beneficial owner of 7,246,100 shares of common stock, representing approximately 15.76% of the shares outstanding. Shares reported as beneficially owned by ValueAct Capital Master Fund are also reported as beneficially owned by (i) ValueAct Management L.P. as the manager of each such investment partnership, (ii) ValueAct Management LLC, as General Partner of ValueAct Management L.P. and (iii) the Managing Members as controlling persons of VA Partners and ValueAct Management LLC. Shares reported as beneficially owned by ValueAct Capital Master Fund are also reported as beneficially owned by VA Partners, as General Partner of ValueAct Capital Master Fund. VA Partners, ValueAct Management LLC and the Managing Members also, directly or indirectly, may own interests in one or more than one of the partnerships from time to time. As such, VA Partners, ValueAct Management, L.P., ValueAct Management, LLC, Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin may be deemed the beneficial owners of an aggregate of 7,246,100 shares of common stock, representing 15.76% of the shares outstanding. The persons disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.

(4)	As of December 31, 2006, based on information provided by Cooke & Bieler, L.P. in the Schedule 13G filed February 14, 2007.
(5)	T. Rowe Price Associates, Inc. (“Price Associates”) is an investment advisor with power to direct investments and/or sole power to vote the shares for its clients. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such shares.
(6)	Mr. Beinecke, the Chairman of the Company, is the President and a director of Antaeus Enterprises, Inc. (“Antaeus”). Mr. Beinecke is also a beneficiary of a trust that is one of four trusts, each of which owns 25% of Antaeus, resulting in the attribution of beneficial ownership to Mr. Beinecke of the shares held by Antaeus. The shares listed for Mr. Beinecke include 81,205 shares owned directly by him, 2,853,077 shares held by Antaeus and 187,000 shares held by a trust for Mr. Beinecke’s benefit. Antaeus and Mr. Beinecke and the trust of which Mr. Beinecke is a beneficiary may be deemed to be part of a group, which group would beneficially own 3,121,282 shares constituting approximately 6.79% of the outstanding shares. Except for the shares owned directly by each of them, Antaeus and Mr. Beinecke disclaim beneficial ownership of all shares.
(7)	Jeffrey W. Ubben may be deemed a beneficial owner of the shares as a Managing Member of VA Partners and ValueAct Management, LLC.
(8)	As of December 31, 2006, based on information provided by Wellington Management Company, LLP in the Schedule 13G filed February 14, 2007.
(9)	The address for each director and officer is 200 Carillon Parkway, St. Petersburg, Florida 33716.

The Compensation Committee of the Board of Directors has adopted stock ownership guidelines which require the CEO and each Executive Vice President of the Company to reach target ownership levels of the Company’s Common Stock within a reasonable period of time. These ownership levels range from 20,000 to 100,000 shares, and are expected to be achieved over a reasonable period of time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has reviewed the relationships between the Company and each of its directors and has determined that a majority of the directors are independent for purposes of the NYSE corporate governance listing standards. In accordance with these listing standards, which are set forth in the Company’s Corporate Governance Guidelines, the Board affirmatively determined that, other than Mr. Buell, all directors are independent under the NYSE listing standards. Mr. Buell does not meet NYSE independence listing standards due to his current position as Chief Executive Officer. In making its determination, the Board must be assured that the director does not have any material relationship with the Company. In making this determination, the Board considers all relevant facts and circumstances, including the director’s affiliation with companies, firms, organizations and persons that have relationships with the Company. In addition, a director would not be considered independent if (a) the director has been employed by, or an immediate family member has been an executive officer of, the Company during the prior three years; (b) the director has received, or an immediate family member has received, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension and other forms of deferred compensation for prior service, during the prior three years; (c) the director has been affiliated with or employed by, or an immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company, unless three years have passed since either the end of the individual’s employment with such auditor or the end of the auditor’s external audit relationship with the Company; (d) an executive officer of the Company has been on the compensation committee of the board of directors of a company that employed the director or an immediate family member as an executive officer during the prior three years; or (e) the director has been an executive officer or employee, or an immediate family member has been an executive officer, of another company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, unless three years have passed since falling below such threshold.

Item 14.	Principal Accounting Fees and Services

PRINCIPAL ACCOUNTING FIRM FEES

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for (i) the audit of the Company’s financial statements for SY 06 included in the Company’s Annual Report on Form 10-K for the nine months ended December 31, 2006 and (ii) the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ending September 30, 2006 and June 30, 2006 were $1,110,000. Approximately $603,000 of the audit fees incurred in SY 06 represent recurring and non-recurring services associated with the Sarbanes-Oxley Section 404 internal control audit. The aggregate fees billed for professional services rendered by PwC for (i) the audit of the Company’s financial statements for fiscal year 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and (ii) the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ending December 31, 2005, September 30, 2005 and June 30, 2005 were $1,155,000. Approximately $526,000 of the audit fees incurred in fiscal year 2006 represent recurring and non-recurring services associated with the Sarbanes-Oxley Section 404 internal control audit.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by PwC.

Tax Fees. The aggregate fees billed for tax compliance, tax planning and tax advice rendered by PwC for the nine months ended December 31, 2006, were $7,500. The aggregate fees billed for tax compliance, tax planning and tax advice rendered by PwC for the fiscal year ended March 31, 2006, were $9,500.

All Other Fees. All other fees billed for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by PwC for the nine months ended December 31, 2006 were $38,000. There were no other fees for fiscal year ended March 31, 2006.

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

Part IV. Other Information

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2007.

CATALINA MARKETING CORPORATION (Registrant)

By:	/s/ Rick P. Frier
Rick P. Frier
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)