Form 10-Q
period 2007-03-31
CATALINA MARKETING CORP/DE
filed 2007-05-09
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes  ☐    No  ☒

At May 3, 2007, the Registrant had outstanding 47,016,369 shares of common stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006	3

		Unaudited Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	20

Part II.	Other Information

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	21

	Item 6.	Exhibits	22

Signatures			23

Exhibit Index			24

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

	Exhibit 99.1 Updated Risk Factors from the Annual Report on Form 10-KT for the nine months ended December 31, 2006

–  2  –

Part I. Financial Information

Item 1. Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$123,801	$125,913

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	42,696	38,829
Selling, general and administrative expenses	40,091	40,822
Depreciation and amortization	11,557	9,306

Total costs and expenses	94,344	88,957

Income from operations	29,457	36,956

Interest expense	(1,472)	(351)
Other income, net	982	291

Income before income taxes	28,967	36,896

Provision for income taxes	11,471	12,884

Net income	$17,496	$24,012

Earnings per share:
Basic	$0.38	$0.51
Diluted	$0.37	$0.51
Weighted average common shares outstanding:
Basic	46,089	47,225
Diluted	46,756	47,429

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

–  3  –

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$59,208	$62,882
Accounts receivable, net	87,366	81,586
Insurance recovery receivable	8,200	8,200
Inventory	5,518	5,615
Deferred tax asset	8,732	9,367
Prepaid expenses and other current assets	12,632	10,950

Total current assets	181,656	178,600
Property and equipment:
Property and equipment	481,276	459,150
Less—accumulated depreciation and amortization	(270,680)	(263,824)

Property and equipment, net	210,596	195,326

Patents, net	8,365	8,717
Goodwill	83,992	83,992
Other assets	1,830	1,857

Total assets	$486,439	$468,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,725	$24,967
Income taxes payable	21,829	9,720
Accrued litigation settlement	8,200	8,200
Accrued expenses	47,329	67,874
Deferred revenue	35,861	36,678

Total current liabilities	136,944	147,439

Long-term deferred tax liability	27	5,605
Long-term debt	131,073	127,710
Other long-term liabilities	4,885	3,567

Total liabilities	272,929	284,321
Commitments and contingencies
Stockholders' Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 46,982,440 and 46,463,762 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	470	464
Additional paid-in capital	23,295	11,535
Accumulated other comprehensive income	5,954	5,610
Retained earnings	183,791	166,562

Total stockholders' equity	213,510	184,171

Total liabilities and stockholders' equity	$486,439	$468,492

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

–  4  –

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2006		46,464	$464	$11,535	$5,610	$166,562	$184,171
Issuance of common stock		518	6	6,892	—	—	6,898
Excess tax benefit on the exercise of stock options		—	—	526	—	—	526
Deferred compensation plan common stock units and Directors' common stock grants		—	—	203	—	—	203
Stock based compensation		—	—	4,139	—	—	4,139
Cumulative effect of adopting FIN 48		—	—	—	—	(267)	(267)
Net income	$17,496	—	—	—	—	17,496	17,496
Foreign currency translation adjustment	344	—	—	—	344	—	344

Comprehensive income	$17,840

BALANCE AT MARCH 31, 2007		46,982	$470	$23,295	$5,954	$183,791	$213,510

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

–  5  –

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$17,496	$24,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,557	9,306
Provision for doubtful accounts	—	108
Amortization of deferred financing fees	40	38
Deferred income taxes	(5,195)	670
Loss on disposals of equipment	355	203
Stock-based compensation expense	4,139	—
Other non-cash operating activities	192	114
Changes in operating assets and liabilities:
Accounts receivable	(5,096)	(3,665)
Inventory, prepaid expenses and other assets	(1,555)	(112)
Accounts payable	(1,734)	5,232
Taxes payable	13,170	586
Accrued expenses	(24,559)	10,830
Deferred revenue	(859)	(7,673)

Net cash provided by operating activities	7,951	39,649

Cash Flows from Investing Activities:
Capital expenditures	(22,471)	(20,758)
Purchase of patents	(75)	—

Net cash used in investing activities	(22,546)	(20,758)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	12,000	58,000
Payments on the Corporate Facility	(9,000)	(46,000)
Proceeds from Japan borrowings	—	3,273
Payments on Japan borrowings	—	(33)
Repurchase of Company common stock	—	(39,139)
Excess tax benefit on the exercise of stock options	526	—
Proceeds from issuance of common stock	6,898	517

Net cash provided by (used in) financing activities	10,424	(23,382)

Effect of exchange rate changes on cash and cash equivalents	497	52

Net change in cash and cash equivalents	(3,674)	(4,439)
Cash and cash equivalents at end of prior period	62,882	32,556

Cash and cash equivalents at end of current period	$59,208	$28,117

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

–  6  –

CATALINA MARKETING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of the Business and Basis for Presentation

Catalina Marketing Corporation, a Delaware corporation, and its subsidiaries, provide behavior-based communications, developed and distributed for consumer packaged goods (“CPG”) manufacturers, pharmaceutical manufacturers and marketers and retailers. Our primary business was developed to provide consumers with in-store coupons delivered based on purchase behavior and distributed primarily in supermarkets. Today, we offer behavior-based, targeted-marketing services and programs globally through a variety of distribution channels. These marketing solutions, including discount coupons, loyalty marketing programs, patient education newsletters, in-store instant-win games and other consumer communications, are delivered directly to shoppers by various means. By specifying how a particular consumer transaction will "trigger" a communication to print, manufacturers and retailers can deliver customized communications to only the consumers they wish to reach. We track actual purchase behavior and target consumers at the retail checkout counter and prescription medication users at the pharmacy checkout counters, primarily through the use of Universal Product Code-based scanner technology and National Drug Code information, to deliver customized communications to retail and pharmaceutical consumers.

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

CHR provides services that assist pharmaceutical and CPG manufacturers, as well as retail pharmacies, in providing consumers with condition-specific health information and direct-to-patient communications. CHR’S primary service offerings employ an in-store, prescription based technology to provide targeted, direct-to-patient communications on behalf of our clients. These communication services include messages and educational information delivered to healthcare patients at pharmacies participating in the Health Resource Network. The Health Resource Network is a proprietary software system with built-in targeted response capabilities. Communications are delivered to consumers based on a variety or combination of factors including demographic data such as age and gender information, transactional data, the National Drug Codes found on all prescription drugs and de-identified prescription history and information. CHR clients are able to use these communications to provide information on a wide variety of products such as over-the-counter medicines, prescription medications and other healthcare remedies and merchandise.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KT for the nine months ended December 31, 2006.

In August 2006, our Board of Directors approved a change in our fiscal year end from March 31st to December 31st. In conjunction with this change, we eliminated the three-month reporting lag previously used for reporting the results of CMI. As of December 31, 2006, all of our consolidated subsidiaries had the same balance sheet date. Beginning January 1, 2007, all subsidiaries have the same fiscal reporting period.

Basis of Presentation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of

–  7  –

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

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the year.

The Unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Note 2. Stock Based Compensation

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for share-based compensation plans effective April 1, 2006. The effect of adoption of SFAS 123R on our financial results for the three months ended March 31, 2007 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2007
Decrease in income from operations before income taxes	$4,139
Tax benefit	910
Decrease in net income	3,229
Excess tax benefit reclassed to financing from operating activities	526
Decrease in basic and diluted earnings per share	$0.07

Weighted average assumptions used to determine the grant-date fair value of options and SARs granted during the three months ended March 31, 2007 were:

Three Months Ended March 31, 2007
Risk free interest rate	4.52%
Dividend yield	0.96%
Expected life (years)	5.00
Volatility	40.95%

The weighted average grant date fair value of options and SARs granted during the three months ended March 31, 2007 was $12.27.

The following table summarizes options and SARs activity from January 1, 2007 through March 31, 2007:

	Outstanding Options / SARs	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ 000's)
December 31, 2006	7,624,747	$26.25
Activity:
Options / SARs granted	497,210	$31.30
Exercised	(272,505)	$25.54
Canceled or expired	(127,572)	$31.73

March 31, 2007	7,721,880	$26.51	7.1	$42,879

Exercisable as of March 31, 2007	4,459,807	$27.69	6.0	$21,115

–  8  –

The following table summarizes restricted stock activity from January 1, 2007 through March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2006	586,147	$23.03
Granted	255,610	$31.30
Vested	—	$—
Forfeited / Cancelled	(9,437)	$22.85
Nonvested balance at March 31, 2007	832,320	$25.57

In accordance with the modified prospective transition application, our Consolidated Financial Statements for periods ending prior to April 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for our equity awards for the three months ended March 31, 2006 been determined based on the fair value at the grant dates as prescribed by SFAS 123R, our net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

Three Months Ended March 31, 2006
Net income:
As reported	$24,012
Add stock-based employee compensation expense included in reported net income, net of tax	86
Deduct total stock based employee compensation expense determined under fair value based method for all awards net of tax	(427)

Pro forma net income	$23,671

Basic earnings per common share:
As reported	$0.50
Pro forma	$0.49
Diluted earnings per common share:
As reported	$0.50
Pro forma	$0.49

For those options awarded during the three months ended March 31, 2006, the following weighted average assumptions were used to determine the fair value of the awards:

Three Months Ended March 31, 2006
Risk free interest rate	4.57%
Dividend yield	1.34%
Expected life (years)	5.00
Volatility	41.72%

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $1.6 million. We received cash from options exercised and shares purchased of approximately $6.9 million for the three months ended March 31, 2007. As of March 31, 2007, there was $40.1 million of unrecognized compensation expense related to

–  9  –

unvested awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of awards vested during the three months ended March 31, 2007 was $3.2 million.

Note 3. Postretirement Benefits

In fiscal year 2002, we implemented a plan to provide healthcare benefits to certain eligible retirees and active employees and their eligible dependents. The plan contains no assets, and we do not anticipate making contributions to the plan, other than for current benefit payments. Benefits are funded from our assets on a current basis. Plan benefits are subject to co-payments, deductibles, and other limits as defined by the plan. Benefits paid during the three months ended March 31, 2007 and 2006 were not material. Our funding of the cost of healthcare benefits is at the discretion of management. Our net periodic expense is comprised solely of interest cost and was $29,000 for both the three months ended March 31, 2007 and March 31, 2006.

SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132(R)”) also requires additional disclosures on an annual basis. The annual disclosures required under SFAS No. 132(R) as they related to the our postretirement healthcare plan were provided in Note 17 to our Consolidated Financial Statements as filed in our Annual Report on Form 10-KT for the nine months ended December 31, 2006.

Note 4. Recently Issued Accounting Standards

Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before March 31, 2004. The Company changed its fiscal year end to December 31, as of the nine month period ended December 31, 2006.

We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $4.4 million increase in the liability for unrecognized tax benefits, of which $4.1 million was accounted for as an increase to deferred tax assets and $0.3 million was accounted for as a reduction to retained earnings at January 1, 2007. The beginning amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$8,808

Included in the balance at January 1, 2007 are $4.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining $4.7 million of unrecognized tax benefits, if recognized, would affect the annual effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. We had approximately $1.3 million of interest and penalties accrued at January 1, 2007 and recognized approximately $0.1 million in interest and penalties during each of the quarters ended March 31, 2007 and 2006. We have approximately $1.4 million and $1.0 million of interest and penalties accrued at March 31, 2007 and March 31, 2006 respectively.

We estimate that it is reasonably possible that a range of approximately $0.0 to $6.7 million in unrecognized tax benefits could decrease within the next twelve months. The nature of the uncertainty pertains to possible audit settlement or the expiration of the statute of limitations.

–  10  –

Note 5. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (“EPS”) to the denominator of diluted EPS (in thousands):

	Three Months Ended March 31,
	2007	2006
Basic weighted average common shares outstanding	46,089	47,225
Dilutive effect of outstanding options and restricted stock	667	204

Diluted weighted average common shares outstanding	46,756	47,429

The following table presents the number of options and SARs excluded from the calculation of diluted weighted average common shares outstanding, due to their anti-dilutive impact on earnings per share, and the related exercise price ranges for those awards for each of the periods presented:

Period Presented	Number of Excluded Options and SARs	Price Range
Three months ended March 31, 2007	4,899,867	$22.85-$36.82
Three months ended March 31, 2006	5,914,257	$24.10-$36.82

In accordance with the contingently issuable shares provision of SFAS 128, 522,413 shares of performance-based restricted stock were not included in the calculation of earnings per share for the current quarter because the necessary conditions for vesting have not been satisfied.

Note 6. Comprehensive Income (in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$17,496	$24,012
Other comprehensive income:
Currency translation adjustment	344	1,054

Comprehensive Income	$17,840	$25,066

Note 7. Segment Information

We are organized and managed by segments, as described in the following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed communications to consumers for CPG manufacturers and retailers.
Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.
Catalina Marketing International	Provides services similar to Catalina Marketing Services in France, Italy, the United Kingdom, Germany, Japan, Belgium, and the Netherlands.
Corporate	Provides executive and administrative oversight and centralized functions such as information technology, accounting, client services, and store systems support.

–  11  –

Financial information for each of our reportable segments is presented in the following tables (in thousands):

	Revenues from External Customers		Intersegment Revenues
	Three Months Ended March 31,
	2007	2006	2007	2006
Segments:
CMS	$77,633	$78,115	$—	$—
CHR	26,742	27,026	—	—
CMI	19,426	20,772	—	—

	123,801	125,913	—	—
Reconciliation of segments to consolidated amount
Corporate	—	—	949	1,034
Eliminations	—	—	(949)	(1,034)

	$123,801	$125,913	$—	$—

	Net Income (Loss)
	Three Months Ended March 31,
	2007	2006
Segments:
CMS	$17,613	$22,622
CHR	6,137	5,534
CMI	1,105	1,888
Corporate	(7,359)	(6,032)

	$17,496	$24,012

	Total Assets
Segments:	March 31, 2007	December 31, 2006
CMS	$88,829	$78,185
CHR	103,478	89,869
CMI	158,325	158,852
Reconciliation of segments to consolidated amount:
Eliminations	(183,155)	(164,438)
Corporate	318,962	306,024

	$486,439	$468,492

–  12  –

Note 8. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	March 31, 2007	December 31, 2006
Purchased Patents	$23,729	$23,744
Accumulated amortization	(15,364)	(15,027)

Patents, net	$8,365	$8,717

Estimated amortization of patents through 2012 as of March 31, 2007 (in thousands):

Fiscal Year		Estimated Amortization
2007 - remainder of current year		$1,279
2008		1,655
2009		1,644
2010		1,643
2011		1,260
2012		795

We recognized amortization expense of $0.4 million for both the three months ended March 31, 2007 and 2006, respectively which is included in the Unaudited Condensed Consolidated Statements of Income within Depreciation and Amortization.

Note 9. Long-Term Debt

Our long-term debt of $131.1 million as of March 31, 2007 represents $94.0 million borrowed in the United States under our revolving credit facility as well as $37.1 million borrowed by our Japanese subsidiary.

Note 10. Shareholder Litigation

In March, 2007, the Company, its board of directors and ValueAct Capital, were named as defendants in a complaint purporting to be a class action captioned Brad Wind, Individually and On Behalf of All Others Similarly Situated v. Catalina Marketing Corporation, Frederick W. Beinecke, Eugene P. Beard, Robert Gray Tobin, Evelyn V. Follit, Jeffrey W. Ubben, Edward S. Dunn, Jr., Peter T. Tattle, L. Dick Buell, and ValueAct Capital which was filed in The Circuit Court of the Sixth Circuit in and for Pinellas County, Florida alleging claims of breach of fiduciary duty of due care, loyalty and good faith and breach of the duty of candor against the members of our board of directors and ValueAct, and a claim against the Company for aiding and abetting the board members’ breach of fiduciary duty. The plaintiffs seek, among other things, an injunction against the consummation of the merger and reimbursement of the plaintiff’s attorneys’ fees and expenses. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition and results of operations.

Note 11. Subsequent Events

On April 17, 2007, we issued a press release announcing that we had entered into a definitive merger agreement to be acquired by private equity firm Hellman & Friedman Capital Partners VI, L.P. and its related funds (“H&F”) pursuant to which H&F will acquire the Company in an all-cash merger at a price of $32.50 per share, $0.40 per share higher than under the terms of the agreement signed on March 8, 2007 with affiliates of ValueAct Capital Master Fund L.P. We have terminated our merger agreement with ValueAct Capital and paid the $8.4 million termination fee as required by the terms of that agreement. Under the terms of the merger agreement with H&F, the Company has agreed to pay a termination fee of $50.6 million in the event it chooses to accept a competing bid prior to the vote of the stockholders with regard to the H&F agreement.

On April 26, 2007, the court granted final approval of the settlement reached by the parties in the consolidated class action pending in the United States District Court for the Middle District of Florida, Tampa captioned In re Catalina Marketing Corporation Securities Litigation. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

During the first quarter we remained focused on long-term growth. We have continued to invest significantly in our color printer initiative with the roll out of our next generation of printers, which provide full color, full graphic communications at the point-of-sale for our domestic retail grocery channel. Additionally, we are pursuing opportunities to expand our CMS business into other channels, principally drug-store and mass market retail chains. Accordingly, depreciation and amortization expense will continue to increase in future periods due to these and additional future capital expenditures. The timing of depreciation and other expenses associated with the color printer initiative is

–  13  –

expected to precede the related anticipated revenue growth, which will continue to impact operating income during 2007.

In conjunction with the change in our fiscal year end, we eliminated the three month reporting lag previously used for reporting the results of CMI. The results for the quarter ended March 31, 2007 include the results for CMI for that period whereas results for CMI for the quarter ended March 31, 2006 were reported on a three month lag.

Results of Operations

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

The following tables include the revenues and income (loss) from operations for each of our significant reportable segments for the three months ended March 31, 2007 compared with the three months ended March 31, 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006	Dollar Change	Percentage Change
Revenues
CMS	$77,633	$78,115	$(482)	(0.6)%
CHR	26,742	27,026	(284)	(1.1)
CMI	19,426	20,772	(1,346)	(6.5)
Corporate	949	1,034	(85)	(8.2)
Eliminations	(949)	(1,034)	85	8.2

Total Revenues	$123,801	$125,913	$(2,112)	(1.7)%

	Three Months Ended
	March 31, 2007	March 31, 2006	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$29,602	$38,022	$(8,420)	(22.1)%
CHR	10,315	9,300	1,015	10.9
CMI	3,296	3,670	(374)	(10.2)
Corporate	(13,756)	(14,036)	280	2.0

Total Income from Operations	$29,457	$36,956	$(7,499)	(20.3)%

	Three Months Ended
	March 31, 2007	March 31, 2006	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$17,613	$22,622	$(5,009)	(22.1)%
CHR	6,137	5,534	603	10.9
CMI	1,105	1,888	(783)	(41.5)
Corporate	(7,359)	(6,032)	(1,327)	(22.0)

Net Income	$17,496	$24,012	$(6,516)	(27.1)%

Consolidated Results of Operations

For the first quarter of 2007, our revenues decreased $2.1 million compared with the same period in the prior year to $123.8 million. While all segments were down slightly, the total change in revenue was less than 2.0%.

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on April 1, 2006 for our domestic operations and on January 1, 2006 for our international subsidiaries. The adoption of SFAS 123R resulted in a pretax expense of $4.1 million in the first quarter of 2007 for which there was no corresponding expense in the prior year.

Direct operating expenses increased by approximately $3.9 million to $42.7 million including $0.6 million associated with stock based compensation expense. The remaining $3.3 million increase was due primarily to ink

–  14  –

expense associated with the introduction of color printers. This was partially offset by a reduction in retailer fees of approximately $1.7 million and lower paper expense of $1.0 million associated with fewer prints in the quarter.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $0.7 million to $40.1 million and included $3.5 million associated with stock based compensation expense in the quarter for which there was no corresponding amount in the prior year quarter. The remaining $4.2 million reduction was the result of lower executive administrative expense of $3.6 million, lower new business development expense of $1.2 million and lower marketing expense of approximately $1.0 million. This was partially offset by $1.4 million in costs associated with the pending private equity transaction. In April, we terminated our agreement with ValueAct Capital and paid an $8.4 million termination fee as required by the terms of the agreement. We anticipate other substantial fees and closing costs which are expected to be paid by the third quarter.

Depreciation and amortization expense increased $2.3 million in the first quarter of 2007 as compared with the same period in the prior year, primarily as a result of significant capital expenditures associated with our color printer initiative and the installation of additional stores during the last twelve months.

Income from operations for the first quarter of 2007 decreased $7.5 million, $4.1 million of which was related to stock based compensation expense.

Interest expense increased $1.1 million for the three months ended March 31, 2007 versus March 31, 2006 due primarily to increased borrowings in the current quarter.

The consolidated effective tax rate increased to 39.6% for the three months ended March 31, 2007 compared with the prior year rate of 34.9%. The increase was primarily related to the recognition of stock based compensation expense associated with the adoption of SFAS 123R, as well as an increase in state income tax expense due to a favorable settlement in the prior year. Excluding the effect of SFAS 123R, the consolidated effective tax rate was 37.4% for the three months ended March 31, 2007.

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

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the weekly shoppers reach at quarter end and the number of manufacturer promotions printed for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Retailer stores installed	22,362	21,048
Weekly shopper reach at quarter end (in millions)	248	232
Number of promotions printed (in millions)	801	948

The year over year increase in retail stores installed was driven primarily by the installation of additional stores in Walgreens and K-Mart. The reduction in the number of promotions printed was related to several factors including significant spending by key customers in the March 31, 2006 quarter and a decline in our Direct Response business.

Revenues at CMS decreased by $0.5 million, or 0.6%, in the first quarter of 2007 as compared with the same period in the prior year. The decrease was due primarily to a slight decrease in manufacturing revenue due to lower print volume offset by higher price per print. The manufacturing revenue was partially offset by an increase in retail revenue.

Direct operating expenses increased by $3.9 million due primarily to ink expense associated with the introduction of color printers. This was partially offset by a reduction in retailer fees of approximately $2.1 million

–  15  –

associated with a reduction in the number of prints as well as lower commission expense of $0.5 million associated with the lower revenue in the quarter.

SG&A expenses increased $1.8 million in the first quarter of 2007 as compared with the same period in the prior year including $0.9 million associated with stock based compensation expense. The remaining $0.9 million increase was driven primarily by increased sales force expense due to increased headcount to support our channel expansion and color printing initiatives. IT development also increased in the quarter and was partially offset by lower executive administrative expense.

Depreciation and amortization expense increased by $2.2 million, due primarily to capital expenditures associated with our color printer initiative as well as our expansion into Walgreens and K-Mart.

Net income, for CMS, decreased $5.0 million to $17.6 million for the three months ended March 31, 2007 as compared with the same period in the prior year including stock based compensation expense of $0.6 million net of taxes.

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

The following table presents the pharmacy installation base and the percent of revenue producing patient communications as of and for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Pharmacies installed	13,307	12,780
% of revenue producing patient communications	30%	31%

Revenues for CHR decreased by $0.3 million, or 1.1%, for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. The decrease was attributable to a decrease in the number of revenue-producing newsletters which was partially offset by an increase in average price per print.

Direct operating expenses increased $0.3 million for the three months ended March 31, 2007 as compared with the same period in the prior year. The increase was principally due to higher retailer fees in the current year quarter.

SG&A expenses decreased $1.6 million in the first quarter of 2007 as compared with the same period in the prior year. The decrease was driven primarily by lower executive administrative expense of $0.7 million as well as lower marketing and sales force expense of $0.6 million and $0.3 million respectively. These amounts were partially offset by SFAS 123R expense of $0.3 million.

Depreciation and amortization expense was relatively unchanged for the three months ended March 31, 2007 as compared with the same period in the prior year.

Net income, for CHR, increased $0.6 million to $6.1 million for the three months ended March 31, 2007 as compared with the same period in the prior year including stock based compensation expense of $0.2 million net of taxes.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Germany, Japan, Belgium, and the Netherlands, in a similar manner to the services provided by the domestic CMS business. In conjunction with the change in our fiscal year end, we eliminated the three month reporting lag previously used for reporting the results of

–  16  –

CMI. The effect of the elimination of the reporting lag is reflected in the operating results for the quarter ended March 31, 2007. The results for the quarter ended March 31, 2007 include the results for CMI for that period whereas results for CMI for the quarter ended March 31, 2006 were reported on a three month lag.

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Retail stores installed	7,956	7,316
Average weekly shoppers reached (in millions)	82	86

Revenues, as reported, for CMI decreased by $1.3 million, or 6.5%, for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. The decrease was primarily attributable to the previously announced client losses in France. This decrease was partially offset by a favorable foreign currency exchange rate. Revenues will continue to be affected by the client losses, but we expect increases in other countries to partially offset these losses.

Direct operating expenses, as reported, decreased $0.3 million for the three months ended March 31, 2007 as compared with the same period in the prior year. The decrease was due primarily to lower prints in the current quarter associated with lower revenues.

SG&A expenses, as reported, decreased $0.8 million for the three months ended March 31, 2007 as compared with the same period in the prior year. The decrease was driven primarily by lower facilities expense of $0.7 million and lower executive administrative expense of $0.5 million. These were partially offset by stock based compensation expense of $0.6 million in the current year quarter.

Net income, as reported, for CMI decreased $0.8 million to $1.1 million for the three months ended March 31, 2007 as compared with the same period in the prior year. Excluding stock based compensation expense of $0.6 million net of taxes, net income year over year was relatively unchanged.

Corporate

Expenses for our corporate group (“Corporate”) include costs for procurement, retail store support, information technology, corporate accounting, client services, new business development, marketing, human resources, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements” for the three months ended March 31, 2007 and 2006. For purposes of segment reporting, these corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed communications, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies and data communications costs are allocated based upon revenues. Of the total Corporate group operating expenses, 68.2% and 65.9% were allocated to the operating segments during the quarters ended March 31, 2007 and 2006 respectively.

The Corporate loss from operations decreased $0.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, including stock based compensation expense of $2.1 million. The remaining difference was attributable primarily to lower direct operating and SG&A expenses in the current year quarter which included $1.4 million in costs associated with the pending private equity transaction.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the three months ended March 31, 2007 were $123.8 million, which included $19.4 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling, and the Japanese yen. The dollar weakened in value against the euro and pound versus prior year rates and resulted in a $1.7 million increase in revenue versus the reported prior year quarter. Revenue growth in local currency was down 14.8% versus the reported prior year quarter, while revenues of our foreign operations was down by 6.5% when taking into account the effect of changes in foreign currency exchange rates.

–  17  –

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

Cash Flow Analysis

Net cash provided by operating activities was $8.0 million for the three months ended March 31, 2007, compared with $39.6 million for the three months ended March 31, 2006. Cash flow provided by operating activities was lower in the first quarter of 2007 as compared with the first quarter of 2006 due primarily to unfavorable changes in other operating assets and liabilities. These changes related primarily to the bonus and commission payments made during the quarter ended March 31, 2007 due to our change in fiscal year end from March 31st to December 31st. These payments were made in the quarter ended June 30, 2006 for the fiscal year ended March 31, 2006.

Net cash used in investing activities increased by $1.7 million to $22.5 million for the three months ended March 31, 2007 compared with $20.8 million for the three months ended March 31, 2006. The increase was attributable to an increase in capital expenditures for our continued investment in our color printer initiative.

Net cash provided by financing activities was $10.4 million for the three months ended March 31, 2007 compared with cash used in financing activities of $23.4 million during the three months ended March 31, 2006. The $33.8 million increase was due primarily to the repurchases of company common stock of $39.1 million in the first quarter of 2006 and no repurchases in the first quarter of 2007. Proceeds associated with the exercise of stock options were also $6.4 million higher in the first quarter of 2007. These amounts were partially offset by lower borrowing in the current year quarter of $12.2 million.

Overall, as of March 31, 2007, cash and cash equivalents was $59.2 million, an increase of $31.1 million as compared to March 31, 2006.

Other Sources of Liquidity

In addition to our cash flows generated from operations, our access to a revolving credit facility provides an additional source of liquidity. For a discussion of our credit facility, see Note 8 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-KT for the nine months ended December 31, 2006. We had borrowings of $131.1 million as of March 31, 2007, including $94.0 million borrowed in the United States with an interest rate of 5.8% and $37.1 million borrowed by our Japanese subsidiary with an interest rate of 1.0%.

Capital Requirements

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $19,000 per store, depending primarily on the number of lanes in each store. Capital expenditures were slightly higher for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 due primarily to increased purchases of store equipment. We expect that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these investments.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and former joint venture partners in our Japanese operations (the “Restructuring Agreement”), we have a

–  18  –

contingent obligation to pay these former joint venture partners a final deferred earnout payment based on the future operating results of Japan. The Restructuring Agreement stipulates a potential earnout payment based on a predetermined formula calculated using financial results during a consecutive four quarter period ending between June 30, 2006 and June 30, 2007. The determination of the applicable four quarter period is contingent upon Japan achieving financial results on certain financial measurements as specified in the Restructuring Agreement. Based on our current estimates, we do not expect the earnout payment to be material.

Critical Accounting Estimates

Please refer to the discussion of our Critical Accounting Estimates as disclosed in our Annual Report on Form 10-KT for the nine months ended December 31, 2006.

Recent Accounting Pronouncements

See Note 4 of Notes to Financial Statements for a discussion of recent accounting pronouncements, including a discussion of the impact of adopting “FIN 48: Uncertain Tax Positions” on January 1, 2007 as well as the discussion of Accounting Standards Not Yet Adopted as disclosed in our Annual Report on Form 10-KT for the nine months ended December 31, 2006.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see Part II—Item 1A—“Risk Factors”.

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

Interest Rate Risk

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the three month period ended March 31, 2007 and March 31, 2006.

–  19  –

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a gain of $0.1 million for the three months ended March 31, 2007, compared with a $0.3 million loss for the three months ended March 31, 2006. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the three months ended March 31, 2007 and 2006, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either three month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 4. Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon this evaluation, these officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no significant changes in our “internal control over financial reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We, and certain current and former directors and former officers of the Company and CHR, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the Middle District of Florida, Tampa Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, that were consolidated in the United States District Court for the Middle District of Florida and given the caption In re Catalina Marketing Corporation Securities Litigation, Case No. 8:03-CV-1582-T-27TBM. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. The complaints contained various allegations, including that, during the alleged class period, the defendants issued false and misleading statements concerning our business and operations with the result of artificially inflating our share price and maintained inadequate internal controls. On April 26, 2007, the Court granted final approval of the settlement reached by the parties.

In March, 2007, the Company, its board of directors and ValueAct Capital, were named as defendants in a complaint purporting to be a class action captioned Brad Wind, Individually and On Behalf of All Others Similarly Situated v. Catalina Marketing Corporation, Frederick W. Beinecke, Eugene P. Beard, Robert Gray Tobin, Evelyn V. Follit, Jeffrey W. Ubben, Edward S. Dunn, Jr., Peter T. Tattle, L. Dick Buell, and ValueAct Capital (Case No. UCN.52200-CA00 2380 xx CICL 07-2380-CI 20) which was filed in The Circuit Court of the Sixth Circuit in and for Pinellas County, Florida alleging claims of breach of fiduciary duty of due care, loyalty and good faith and breach of the duty of candor against the members of our board of directors and ValueAct, and a claim against the Company for aiding and abetting the board members’ breach of fiduciary duty. The plaintiffs seek, among other things, an injunction against the consummation of the merger and reimbursement of the plaintiff’s attorneys’ fees and expenses. The parties have initiated preliminary discovery and plaintiff has agreed to extend the defendants’ time to respond to the complaint until some time after the filing of the Company’s proxy statement in connection with the pending acquisition of the Company. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation. The resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition and results of operations.

–  20  –

Item 1A. Risk Factors

In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided in our updated risk factors attached as Exhibit 99.1 which could materially affect our business, financial condition or future results. Material changes to the risk factors previously disclosed in our Annual Report on Form 10-KT for the nine months ended December 31, 2006, are noted below but these are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Risks Related to Shareholder Lawsuits

The Company and certain of our current and former directors and former officers are defendants in several stockholder class action and derivative lawsuits.

Certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, have been named in two shareholder derivative actions. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from us, and disgorgement under the Sarbanes-Oxley Act of 2002. We have agreed in principle to settle the derivative litigation actions and have received preliminary approval from the Court on the settlement. While the terms of the settlement relative to the two pending derivative actions are on terms that do not adversely affect the Company and involve no admission of liability by the Company or any of the current and former directors and former officers named in the lawsuit, the settlement is not final and is subject to various conditions including court approval and other customary conditions.

In addition, in March, 2007, the Company, its board of directors and ValueAct Capital, were named as defendants in a complaint purporting to be a class action captioned Brad Wind, Individually and On Behalf of All Others Similarly Situated v. Catalina Marketing Corporation, Frederick W. Beinecke, Eugene P. Beard, Robert Gray Tobin, Evelyn V. Follit, Jeffrey W. Ubben, Edward S. Dunn, Jr., Peter T. Tattle, L. Dick Buell, and ValueAct Capital (Case No. UCN.52200-CA00 2380 xx CICL 07-2380-CI 20) which was filed in The Circuit Court of the Sixth Circuit in and for Pinellas County, Florida alleging claims of breach of fiduciary duty of due care, loyalty and good faith and breach of the duty of candor against the members of our board of directors and ValueAct, and a claim against the Company for aiding and abetting our board members’ breach of fiduciary duty.

To the extent that we do not settle these lawsuits, we intend to vigorously defend against them. Furthermore, to the extent any of these lawsuits proceed in litigation, we cannot currently predict the impact or resolution of these litigations or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business, delay, change the terms or result in the termination of the merger agreement with H&F or otherwise have a material adverse impact on our financial condition. In addition, securities lawsuits may result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

Risks Related to the Acquisition of the Company

The Company entered into a definitive merger agreement to be acquired by the private equity firm Hellman & Friedman Capital Partners VI, L.P.

On March 8, 2007, we entered into a definitive agreement to be acquired by an affiliate of ValueAct Capital whereby ValueAct Capital would acquire by merger 100% of the outstanding equity interests of the company that it does not already own for $32.10 per share in cash. Jeffrey W. Ubben, who has served as a director of Catalina since May 2006, is the co-founder, managing partner and principal owner of ValueAct Capital. Thereafter, on April 17, 2007, we announced that we had entered into a definitive merger agreement to be acquired by the private equity firm H&F in an all-cash transaction valued at $1.7 billion, including the assumption of approximately $136 million of current indebtedness pursuant to which H&F will acquire by merger 100% of the outstanding equity interests of the Company for $32.50 per share in cash. Prior to entering into the merger agreement with H&F, the Company terminated its merger agreement with ValueAct Capital and paid the $8.4 million termination fee as required by the terms of that agreement. Under the terms of the merger agreement with H&F, the Company has agreed to pay a termination fee of $50.6 million in the event it chooses to accept a competing bid prior to the vote of the stockholders with regard to the H&F agreement.

There is no assurance that our shareholders will approve the merger agreement or that other closing conditions will be satisfied. We are subject to several risks as a result of this merger agreement, including the following:

–  21  –

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•

if the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed merger will be completed;

•	the outcome of any legal proceedings that have been or may be instituted against the Company and others relating to the merger agreement;

•	the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the merger;

•

the failure to obtain the necessary financing arrangements set forth in commitment letters received by H&F, Parent or Merger Sub in connection with the merger agreement and the risk that the terms of the financing for the proposed merger may change;

•	the failure of the merger to close for any reason;

•	the risk that the proposed transaction disrupts current plans and operations and that our management and employees’ attention may be diverted from day-to-day operations;

•	the potential difficulties in employee retention as a result of the pending merger;

•	the effect of the announcement of the merger on our client and retailer relationships, operating results and business generally;

•	the ability to recognize the benefits of the merger;

•

the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger and the risk that certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed merger is not completed;

•

under circumstances defined in the merger agreement, we may be required to pay a termination fee of up to $50.6 million and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000, if the merger agreement is terminated;

•	a failed merger may result in unfavorable publicity and/or a negative impression of us in the investment community.

Item 6. Exhibits

See Exhibit index on page 24 of this quarterly report on Form 10-Q.

–  22  –

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

May 9, 2007	CATALINA MARKETING CORPORATION (Registrant)

/s/ Rick P. Frier
Rick P. Frier Executive Vice President and Chief Financial Officer (Authorized officer of Registrant and principal financial and accounting officer)

–  23  –

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Updated Risk Factors from the Company’s Annual Report on Form 10-KT for the nine months ended December 31, 2006

–  24  –