Form 10-Q
period 2007-06-30
CATALINA MARKETING CORP/DE
filed 2007-08-02
CIK 883977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

At July 26, 2007, the Registrant had outstanding 47,086,648 shares of common stock.

CATALINA MARKETING CORPORATION

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006	3

		Unaudited Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	22

Signatures			23

Exhibit Index			24

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.1	Updated Risk Factors from the Annual Report on Form 10-KT for the nine months ended December 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$117,163	$105,167	$240,964	$231,080

Costs and expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	42,492	34,487	85,188	73,316
Selling, general and administrative expenses	42,128	37,945	80,798	78,767
Transaction costs	10,008	—	11,429	—
Depreciation and amortization	12,789	8,806	24,346	18,112

Total costs and expenses	107,417	81,238	201,761	170,195

Income from operations	9,746	23,929	39,203	60,885

Interest (expense)	(1,538)	(554)	(3,010)	(905)
Other income (expense), net	890	431	1,872	722

Income before income taxes	9,098	23,806	38,065	60,702

Provision for income taxes	5,414	9,808	16,885	22,692

Net income	$3,684	$13,998	$21,180	$38,010

Earnings per share:
Basic	$0.08	$0.30	$0.46	$0.81
Diluted	$0.08	$0.30	$0.45	$0.81
Weighted average common shares outstanding:
Basic	46,300	46,270	46,194	46,739
Diluted	47,334	46,617	47,033	46,915

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$62,953	$62,882
Accounts receivable, net	78,678	81,586
Insurance recovery receivable	—	8,200
Inventory	5,468	5,615
Deferred tax asset	10,066	9,367
Prepaid expenses and other current assets	15,188	10,950

Total current assets	172,353	178,600
Property and equipment:
Property and equipment	488,495	459,150
Less - accumulated depreciation and amortization	(281,039)	(263,824)

Property and equipment, net	207,456	195,326

Patents, net	7,965	8,717
Goodwill	83,992	83,992
Other assets	1,775	1,857

Total assets	$473,541	$468,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,388	$24,967
Income taxes payable	13,808	9,720
Accrued litigation settlement	—	8,200
Accrued expenses	55,873	67,874
Deferred revenue	40,699	36,678

Total current liabilities	133,768	147,439

Long-term deferred tax liability	941	5,605
Long-term debt	106,858	127,710
Other long-term liabilities	5,379	3,567

Total liabilities	246,946	284,321
Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value; 5,000,000 authorized shares; none issued and outstanding	—	—
Common stock; $0.01 par value; 150,000,000 authorized shares and 47,035,727 and 46,463,762 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	470	464
Additional paid-in capital	30,605	11,535
Accumulated other comprehensive income	8,045	5,610
Retained earnings	187,475	166,562

Total stockholders’ equity	226,595	184,171

Total liabilities and stockholders’ equity	$473,541	$468,492

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Comprehensive Income	Number of Shares	Par Value of Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2006		46,464	$464	$11,535	$5,610	$166,562	$184,171
Issuance of common stock		572	6	9,131	—	—	9,137
Tax benefit on the exercise of stock options		—	—	661	—	—	661
Deferred compensation plan common stock units and Directors’ common stock grants		—	—	452	—	—	452
Stock based compensation		—	—	8,826	—	—	8,826
Cumulative effect of adopting FIN 48		—	—	—	—	(267)	(267)
Net income	$21,180	—	—	—	—	21,180	21,180
Foreign currency translation adjustment	2,435	—	—	—	2,435	—	2,435

Comprehensive income	$23,615

BALANCE AT JUNE 30, 2007		47,036	$470	$30,605	$8,045	$187,475	$226,595

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATALINA MARKETING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$21,180	$38,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,346	18,112
Provision for doubtful accounts	7	65
Amortization of deferred financing fees	80	76
Deferred income taxes	(5,600)	390
Loss on disposals of equipment	411	483
Stock-based compensation expense	8,826	2,883
Other non-cash operating activities	45	(94)
Changes in operating assets and liabilities:
Accounts receivable	3,803	(13,542)
Inventory, prepaid expenses and other assets	(4,082)	(3,021)
Accounts payable	(2,105)	(1,166)
Taxes payable	5,585	8,571
Accrued expenses	(14,078)	(5,050)
Deferred revenue	4,043	(2,205)

Net cash provided by operating activities	42,461	43,512

Cash Flows from Investing Activities:
Capital expenditures	(33,436)	(35,019)
Purchase of patents	(75)	—

Net cash used in investing activities	(33,511)	(35,019)

Cash Flows from Financing Activities:
Proceeds from the Corporate Facility	19,000	100,000
Payments on the Corporate Facility	(37,000)	(82,000)
Proceeds from Japan borrowings	—	4,128
Payments on Japan borrowings	(1,669)	(63)
Repurchase of Company common stock	—	(39,139)
Excess tax benefit on the exercise of stock options	661	205
Proceeds from issuance of common stock	9,137	3,809

Net cash used in financing activities	(9,871)	(13,060)

Effect of exchange rate changes on cash and cash equivalents	992	491

Net change in cash and cash equivalents	71	(4,076)
Cash and cash equivalents at end of prior period	62,882	32,556

Cash and cash equivalents at end of current period	$62,953	$28,480

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

CMI operations include in-store electronic targeted marketing services for consumers in France, Italy, the United Kingdom, Belgium, the Netherlands, Germany, Japan and Switzerland. The Catalina Marketing Network® operates internationally in a similar manner as the domestic CMS business in offering a full range of targeted marketing solutions to many of the top CPG manufacturers and maintains relationships with major supermarket, hypermarket and other retailers. In addition, in certain European markets, we work with clients using a business model we refer to as “retail centric” in that we derive revenue from the retailers for managing loyalty programs and in-store promotions.

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

On April 17, 2007, we issued a press release announcing that we had entered into a definitive merger agreement to be acquired by private equity firm Hellman & Friedman Capital Partners VI, L.P. and its related funds (“H&F”) pursuant to which H&F will acquire the Company in an all-cash merger at a price of $32.50 per share, $0.40 per share higher than under the terms of the agreement signed on March 8, 2007 with affiliates of ValueAct Capital Master Fund L.P. We have terminated our merger agreement with ValueAct Capital and paid the $8.4 million termination fee as required by the terms of that agreement. Under the terms of the merger agreement with H&F, we have agreed to pay a termination fee of $50.6 million in the event we choose to accept a competing bid prior to the vote of the stockholders with regard to the H&F agreement.

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

Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the year.

The Unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Note 2. Recently Issued Accounting Standards

Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We recognize interest accrued related to unrecognized tax benefits in income tax expense. We had approximately $1.3 million of interest accrued at January 1, 2007 and recognized approximately $0.1 million in interest during each of the quarters ended June 30, 2007 and 2006 as well as approximately $0.2 million for both the six months ended June 30, 2007 and 2006. We have approximately $1.5 million interest accrued at June 30, 2007.

We estimate that it is reasonably possible that a range of approximately $0.0 to $6.7 million in unrecognized tax benefits could decrease within the next twelve months. The nature of the uncertainty pertains to possible audit settlement or the expiration of the statute of limitations.

Note 3. Net Income Per Common Share

The following is a reconciliation of the denominator of basic earnings per share (“EPS”) to the denominator of diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	46,300	46,270	46,194	46,739
Dilutive effect of outstanding options and restricted stock	1,034	347	839	176

Diluted weighted average common shares outstanding	47,334	46,617	47,033	46,915

The following table presents the number of options and SARs excluded from the calculation of diluted weighted average common shares outstanding, due to their anti-dilutive impact on earnings per share, and the related exercise price ranges for those awards for each of the periods presented:

Period Presented	Number of Excluded Options and SARs	Price Range
Three months ended June 30, 2007	2,744,570	$24.10-$36.82
Three months ended June 30, 2006	6,060,419	$19.92-$36.82
Six months ended June 30, 2007	3,110,522	$24.10-$36.82
Six months ended June 30, 2006	6,680,714	$18.13-$36.82

In accordance with the contingently issuable shares provision of SFAS 128, 513,636 shares of performance-based restricted stock were not included in the calculation of earnings per share for both the three and six months ended June 30, 2007 because the necessary conditions for vesting have not been satisfied.

Note 4. Comprehensive Income (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,684	$13,998	$21,180	$38,010
Other comprehensive income:
Currency translation adjustment	2,091	806	2,435	1,860

Comprehensive Income	$5,775	$14,804	$23,615	$39,870

Note 5. Segment Information

We are organized and managed by segments, as described in the following table:

Segment	Business Activity
Catalina Marketing Services	Provides point-of-sale, printed communications to consumers for CPG manufacturers and retailers.

Catalina Health Resource	Provides point-of-sale, direct-to-patient communications for pharmaceutical and CPG manufacturers and retailers.

Catalina Marketing International	Provides services similar to Catalina Marketing Services in France, Italy, the United Kingdom, Germany, Japan, Belgium, the Netherlands and Switzerland.

Corporate	Provides executive and administrative oversight and centralized functions such as information technology, accounting, client services, and store systems support.

Financial information for each of our reportable segments is presented in the following tables (in thousands):

	Revenues from External Customers		Intersegment Revenues		Revenues from External Customers		Intersegment Revenues
	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Segments:
CMS	$73,772	$62,227	$—	$—	$151,405	$140,342	$—	$—
CHR	22,959	21,926	—	—	49,701	48,952	—	—
CMI	20,432	21,014	—	—	39,858	41,786	—	—

	117,163	105,167	—	—	240,964	231,080	—	—
Reconciliation of segments to consolidated amount
Corporate	—	—	983	1,044	—	—	1,932	2,078
Eliminations	—	—	(983)	(1,044)	—	—	(1,932)	(2,078)

	$117,163	$105,167	$—	$—	$240,964	$231,080	$—	$—

	Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segments:
CMS	$13,964	$14,832	$31,577	$37,454
CHR	3,999	3,777	10,136	9,311
CMI	1,399	3,139	2,504	5,027
Corporate	(15,678)	(7,750)	(23,037)	(13,782)

	$3,684	$13,998	$21,180	$38,010

	Total Assets
	June 30, 2007	December 31, 2006
Segments:
CMS	$92,217	$78,185
CHR	114,945	89,869
CMI	158,877	158,852
Reconciliation of segments to consolidated amount:
Eliminations	(210,734)	(164,438)
Corporate	318,236	306,024

	$473,541	$468,492

Note 6. Patents

The gross and accumulated amortization balances relating to patents were as follows (in thousands):

	June 30, 2007	December 31, 2006
Purchased Patents	$23,775	$23,744
Accumulated amortization	(15,810)	(15,027)

Patents, net	$7,965	$8,717

Estimated amortization of patents through 2012 as of June 30, 2007 (in thousands):

Fiscal Year	Estimated Amortization
2007 - remainder of current year	$883
2008	1,655
2009	1,644
2010	1,643
2011	1,260
2012	795

We recognized amortization expense of $0.9 million for both the six months ended June 30, 2007 and 2006 which is included in the Unaudited Condensed Consolidated Statements of Income within Depreciation and Amortization.

Note 7. Long-Term Debt

Our long-term debt of $106.9 million as of June 30, 2007 represents $73.0 million borrowed in the United States under our revolving credit facility as well as $33.9 million borrowed by our Japanese subsidiary.

Note 8. Shareholder Litigation

In March 2007, the Company, its board of directors and ValueAct Capital were named as defendants in a complaint purporting to be a class action, which was filed in The Circuit Court of the Sixth Circuit in and for Pinellas County, Florida alleging claims of breach of fiduciary duty of due care, loyalty and good faith and breach of the duty of candor against the members of our board of directors and ValueAct Capital, and a claim against us for aiding and abetting our board members’ breach of fiduciary duty. On May 17, 2007, H&F was added as a defendant in this action in an amended complaint alleging, among other things, that the compensation to be paid to stockholders in connection with, and the termination fees related to, the transactions is unfair. In addition, the amended complaint alleges that the preliminary proxy statement that we filed in connection with the transactions failed to disclose material information concerning the transactions. ValueAct Capital was voluntarily dismissed as a party to the lawsuit on May 17, 2007. On May 22, 2007, the plaintiff filed a motion for preliminary injunction seeking to enjoin any vote to approve the transactions unless additional disclosures are made to stockholders, as well as a motion seeking expedited discovery concerning the motion for preliminary injunction. The court has not yet ruled on these motions. On June 29, 2007, the parties agreed to extend the defendants’ time to respond to the amended class action complaint. We intend to vigorously defend this lawsuit, however, we cannot currently predict the impact or resolution of this litigation and the resolution of this lawsuit may harm our business, delay, change the terms or result in the termination of the transactions or otherwise have a material adverse impact on our financial condition.

On April 26, 2007, the court granted final approval of the settlement reached by the parties in the consolidated class action pending in the United States District Court for the Middle District of Florida, Tampa captioned In re Catalina Marketing Corporation Securities Litigation. The actions were originally brought on behalf of those who purchased our common stock between January 17, 2002 and August 25, 2003, inclusive. We have reversed the insurance recovery receivable as well as the accrued litigation settlement liability of $8.2 million which was recorded in the last quarter of 2006 as there are no further obligations associated with this action on the part of the Company.

Note 9. Subsequent Events

We expect to incur a charge of approximately $4.3 million during the third quarter of 2007 primarily related to the departure of two senior officers of the Company which was announced on August 2, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

During the second quarter we remained focused on long-term growth. We have continued to invest in our color printer initiative with the roll out of our next generation of printers, which provide full color, full graphic communications at the point-of-sale for our domestic retail grocery channel. Additionally, we are pursuing opportunities to expand our CMS business into other channels, principally drug-store and mass market retail chains. Accordingly, depreciation and amortization expense continues to increase due to these additional capital expenditures. The timing of depreciation and other expenses associated with the color printer initiative is expected to precede the related anticipated revenue growth, which will continue to impact operating income during 2007.

In conjunction with the change in our fiscal year end, we eliminated the three month reporting lag previously used for reporting the results of CMI. The results for the quarter ended June 30, 2007 include the results for CMI for the same period whereas results for CMI for the quarter ended June 30, 2006 were reported on a three month lag.

Results of Operations

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

The following tables include the revenues and income (loss) from operations for each of our significant reportable segments for the three months ended June 30, 2007 compared with the three months ended June 30, 2006:

	Three Months Ended
	June 30, 2007	June 30, 2006	Dollar Change	Percentage Change
Revenues
CMS	$73,772	$62,227	$11,545	18.6%
CHR	22,959	21,926	1,033	4.7
CMI	20,432	21,014	(582)	(2.8)
Corporate	983	1,044	(61)	(5.8)
Eliminations	(983)	(1,044)	61	5.8

Total Revenues	$117,163	$105,167	$11,996	11.4%

	Three Months Ended
	June 30, 2007	June 30, 2006	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$23,467	$24,901	$(1,434)	(5.8)%
CHR	6,719	6,349	370	5.8
CMI	3,378	5,937	(2,559)	(43.1)
Corporate	(23,818)	(13,258)	(10,560)	(79.7)

Total Income from Operations	$9,746	$23,929	$(14,183)	(59.3)%

	Three Months Ended
	June 30, 2007	June 30, 2006	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$13,964	$14,832	$(868)	(5.9)%
CHR	3,999	3,777	222	5.9
CMI	1,399	3,139	(1,740)	(55.4)
Corporate	(15,678)	(7,750)	(7,928)	(102.3)

Net Income	$3,684	$13,998	$(10,314)	(73.7)%

Consolidated Results of Operations

For the second quarter of 2007, our revenues increased $12.0 million compared with the same period in the prior year to $117.2 million.

Direct operating expenses increased by approximately $8.0 million to $42.5 million for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. The increase was due primarily to ink expense associated with the introduction of color printers, field operations and third party expense. These amounts were partially offset by a decrease in paper expense.

Selling, general and administrative (“SG&A”) expenses increased by approximately $4.2 million to $42.1 million in the quarter ended June 30, 2007 versus the prior year quarter. The increase was driven primarily by $1.6 million of increased stock-based compensation expense. Sales force, IT development and executive administrative expenses were also up and were partially offset by lower new business development and finance and accounting expenses.

Transaction costs were approximately $10.0 million in the quarter due to an $8.4 million termination fee paid to ValueAct Capital in April 2007 as required by the terms of the merger agreement as well as approximately $1.6 million of other deal related expenses. We anticipate other substantial fees and closing costs associated with the pending private equity transaction which are expected to be paid in the third quarter.

Depreciation and amortization expense increased $4.0 million in the second quarter of 2007 as compared with the same period in the prior year, primarily as a result of significant capital expenditures associated with our color printer initiative and the installation of additional stores during the last twelve months.

Income from operations for the second quarter of 2007 decreased $14.2 million due to the factors described above.

Interest expense increased $1.0 million for the three months ended June 30, 2007 versus June 30, 2006 due primarily to increased borrowings in the current quarter.

The consolidated effective tax rate increased to 59.5% for the three months ended June 30, 2007 compared with the prior year rate of 41.2%. The increase was primarily related to the $8.4 million termination fee paid to ValueAct Capital and other nondeductible transaction costs. Though expensed for financial statement purposes, such costs are considered “facilitative” to the proposed transaction and thus are not tax deductible.

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

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the weekly shoppers reach at quarter end and the number of manufacturer promotions printed for the three months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Retailer stores installed	22,358	21,873
Weekly shopper reach at quarter end (in millions)	260	254
Number of promotions printed (in millions)	767	791

Revenues at CMS increased by $11.5 million, or 18.6%, in the second quarter of 2007 as compared with the same period in the prior year. The increase was due primarily to increases in manufacturing revenue of $9.0 million as well as increased retailer and other revenues of $2.5 million. The higher manufacturing revenue was primarily the result of price increases, due to the rollout of color communications, which were slightly offset by lower print volume.

Direct operating expenses increased by $7.3 million due primarily to ink expense associated with the introduction of color printers. Third party costs, field operations and client services were also higher in the current quarter. These were offset by lower retailer fees and paper expense.

SG&A expenses increased $2.0 million in the second quarter of 2007 as compared with the same period in the prior year. The increase was driven primarily by increased IT development as well as higher sales force expense associated with increased headcount year over year.

Depreciation and amortization expense increased by $3.7 million, due primarily to capital expenditures associated with our color printer initiative as well as our expansion into Walgreens and K-Mart.

Net income, for CMS, decreased $0.9 million to $14.0 million for the three months ended June 30, 2007 as compared with the same period in the prior year due to the factors described above.

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

The following table presents the pharmacy installation base and the percent of revenue producing patient communications as of and for the three months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Pharmacies installed	13,515	12,827
% of revenue producing patient communications	17%	29%

Revenues for CHR increased by $1.0 million, or 4.7%, for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. The increase was attributable to an increase in average price per print which was partially offset by a decrease in the number of revenue-producing newsletters.

Direct operating expenses increased $0.5 million for the three months ended June 30, 2007 as compared with the same period in the prior year. The increase was principally due to higher retailer fees in the current year quarter.

SG&A expenses increased $0.1 million in the second quarter of 2007 to $3.9 million as compared with $3.8 million in the same period in the prior year.

Depreciation and amortization expense was relatively unchanged for the three months ended June 30, 2007 as compared with the same period in the prior year.

Net income, for CHR, increased $0.2 million to $4.0 million for the three months ended June 30, 2007 as compared with the same period in the prior year due to the factors described above.

Catalina Marketing International

CMI provides services for clients that operate in France, Italy, the United Kingdom, Germany, Japan, Belgium, the Netherlands and Switzerland in a similar manner to the services provided by the domestic CMS business. In conjunction with the change in our fiscal year end, we eliminated the three month reporting lag previously used for reporting the results of CMI. The results for the quarter ended June 30, 2007 include the results for CMI for the same period whereas results for CMI for the quarter ended June 30, 2006 were reported on a three month lag.

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the three months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Retail stores installed	6,967	7,514
Average weekly shoppers reached (in millions)	84	86

Revenues, as reported, for CMI decreased by $0.6 million, or 2.8%, for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. The decrease was primarily attributable to the previously announced client losses. This decrease was partially offset by a favorable foreign currency exchange rate. Revenues will continue to be affected by the client losses, but we expect increases in other countries to partially offset these losses.

Direct operating expenses, as reported, decreased $0.4 million for the three months ended June 30, 2007 as compared with the same period in the prior year. The decrease was due primarily to lower prints in the current quarter associated with lower revenues.

SG&A expenses, as reported, increased $2.2 million for the three months ended June 30, 2007 as compared with the same period in the prior year. The increase was driven primarily by higher sales force expense of $0.8 million due to increased headcount as well as the effect of foreign currency rate changes of $0.8 million and stock-based compensation of $0.7 million in the current quarter.

Net income, as reported, for CMI decreased $1.7 million to $1.4 million for the three months ended June 30, 2007 as compared with the same period in the prior year due to the factors described above.

Corporate

Expenses for our corporate group (“Corporate”) include costs for procurement, retail store support, information technology, corporate accounting, client services, new business development, marketing, human resources, and executive management. These costs are included in direct operating costs, SG&A expenses, and depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income included in Item 1 — “Financial Statements” for the three months ended June 30, 2007 and 2006. For purposes of segment reporting, the majority of corporate costs are allocated to the CMS and CHR business segments using methods considered reasonable by management and which provide management with a measure of utilization of corporate services by the respective business segments. Costs that can be directly attributed to the business segments are allocated to that business segment. Costs that are indirectly attributed to the business segments are allocated proportionately based on the business segment’s revenues, number of printed communications, square feet of space used, headcount, or other relevant statistics, depending on the type of cost. For example, the cost to maintain our corporate headquarters is allocated to the domestic business segments based on the estimated square footage each business unit occupies and data communications costs are allocated based upon revenues.

The Corporate net loss increased by $7.9 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and was driven primarily by the $8.4 million termination fee paid to ValueAct Capital in April 2007 as well as $1.6 million in other costs associated with the pending private equity transaction.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the three months ended June 30, 2007 were $117.2 million, which included $20.4 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling, and the Japanese yen. The dollar weakened in value against the euro and pound versus prior year rates and resulted in a $1.8 million increase in revenue versus the reported prior year quarter. Revenue in local currency declined 11.5% versus the reported prior year quarter, while revenues of our foreign operations decreased by 2.8% when taking into account the effect of changes in foreign currency exchange rates.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

The following tables include the revenues and income (loss) from operations for each of our significant reportable segments for the six months ended June 30, 2007 compared with the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2007	June 30, 2006	Dollar Change	Percentage Change
Revenues
CMS	$151,405	$140,342	$11,063	7.9%
CHR	49,701	48,952	749	1.5
CMI	39,858	41,786	(1,928)	(4.6)
Corporate	1,932	2,078	(146)	(7.0)
Eliminations	(1,932)	(2,078)	146	7.0

Total Revenues	$240,964	$231,080	$9,884	4.3%

	Six Months Ended
	June 30, 2007	June 30, 2006	Dollar Change	Percentage Change
Income (Loss) from Operations
CMS	$53,069	$62,923	$(9,854)	(15.7)%
CHR	17,034	15,649	1,385	8.9
CMI	6,674	9,607	(2,933)	(30.5)
Corporate	(37,574)	(27,294)	(10,280)	(37.7)

Total Income from Operations	$39,203	$60,885	$(21,682)	(35.6)%

	Six Months Ended
	June 30, 2007	June 30, 2006	Dollar Change	Percentage Change
Net Income (Loss)
CMS	$31,577	$37,454	$(5,877)	(15.7)%
CHR	10,136	9,311	825	8.9
CMI	2,504	5,027	(2,523)	(50.2)
Corporate	(23,037)	(13,782)	(9,255)	(67.2)

Net Income	$21,180	$38,010	$(16,830)	(44.3)%

Consolidated Results of Operations

For the first six months of 2007, our revenues increased $9.9 million compared with the same period in the prior year to $241.0 million.

We adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) on April 1, 2006 for our domestic operations and on January 1, 2006 for our international subsidiaries. The adoption of SFAS 123R in April 2006, which was the beginning of our fiscal year in 2006, resulted in only three months of stock-based compensation expense in the six months ended June 30, 2006, whereas the six months ended June 30, 2007 includes a full six months worth of stock-based compensation expense. This difference resulted in a pretax increase in expense of $5.9 million in the first half of 2007 versus the prior year.

Direct operating expenses increased by approximately $11.9 million to $85.2 million in the six moths ended June 30, 2007 versus the prior year amounts. The increase was due primarily to ink expense associated with our new color printers. This amount was partially offset by lower paper expense as well as lower retailer fees. Stock-based compensation expense was also $0.9 million higher in the first half of 2007 due to two quarters of expense in 2007 versus one quarter in 2006.

SG&A expenses increased by approximately $2.0 million to $80.8 million and included a $5.0 million increase in stock-based compensation expense related to two quarters of expense in 2007 versus one quarter in 2006. This was partially offset by lower executive administrative expense of approximately $3.1 million and reduced new business development expense year over year of approximately $1.5 million.

Transaction Costs were approximately $11.4 million in the first half of 2007 due to the $8.4 million termination fee paid to ValueAct Capital in April 2007 as required by the terms of the merger agreement as well as approximately $3.0 million of other deal related expenses. We anticipate other substantial fees and closing costs associated with the private equity transaction which are expected to be paid in the third quarter.

Depreciation and amortization expense increased $6.2 million in the first half of 2007 as compared with the same period in the prior year, primarily as a result of significant capital expenditures associated with our color printer initiative and the installation of additional stores during the last twelve months.

Income from operations for the first half of 2007 decreased $21.7 million to $39.2 million due to the $8.4 million termination fee, $5.9 million related to an additional quarter of stock-based compensation expense and approximately $3.0 million of other deal related costs in 2007.

Interest expense increased $2.1 million for the six months ended June 30, 2007 versus June 30, 2006 due primarily to increased borrowings in the current year.

The consolidated effective tax rate increased to 44.4% for the six months ended June 30, 2007 compared with the prior year rate of 37.4%. The increase was primarily related to the $8.4 million termination fee paid to ValueAct Capital in April 2007 as required by the terms of the merger agreement and other nondeductible transaction costs of approximately $1.9 million as well as increased stock-based compensation expense associated with the adoption of SFAS 123R in April of 2006.

Catalina Marketing Services

The following table presents the number of stores in which the Catalina Marketing Network® was installed, the weekly shoppers reach at quarter end and the number of manufacturer promotions printed for the six months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Retailer stores installed	22,358	21,873
Weekly shopper reach at quarter end (in millions)	260	254
Number of promotions printed (in millions)	1,568	1,739

Revenues at CMS increased by $11.1 million, or 7.9%, in the first half of 2007 as compared with the same period in the prior year. The increase was due primarily to increases in manufacturing revenue of $7.3 million as well as increased retailer and other revenues of $ 3.8 million. The higher manufacturing revenue was primarily the result of price increases associated with the rollout of color communications which were slightly offset by lower print volume.

Direct operating expenses increased by $11.2 million due primarily to ink expense associated with the introduction of color printers. This was partially offset by a reduction in retailer fees of approximately $2.7 million and lower paper expense in the first half of 2007.

SG&A expenses increased $3.8 million in the first half of 2007 as compared with the same period in the prior year including $1.1 million increased stock-based compensation expense associated with two quarters of expense being recognized in 2007 versus one quarter in 2006. Sales force expense also increased in the first half of 2007 due to increased headcount to support our channel expansion and color printing initiatives.

Depreciation and amortization expense increased by $5.9 million, due primarily to capital expenditures associated with our color printer initiative as well as our expansion into Walgreens and K-Mart.

Net income, for CMS, decreased $5.9 million to $31.6 million for the six months ended June 30, 2007 as compared with the same period in the prior year due to the factors described above.

Catalina Health Resource

The following table presents the pharmacy installation base and the percent of revenue producing patient communications as of and for the six months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Pharmacies installed	13,515	12,827
% of revenue producing patient communications	24%	30%

Revenues for CHR increased by $0.7 million, or 1.5%, for the six months ended June 30, 2007, compared with the six months ended June 30, 2006.

Direct operating expenses increased $0.9 million for the six months ended June 30, 2007 as compared with the same period in the prior year. The increase was principally due to higher retailer fees in the current year.

SG&A expenses decreased $1.5 million in the first half of 2007 as compared with the same period in the prior year. The decrease was driven primarily by lower executive administrative expense of $0.6 million as well as lower marketing and sales force expense of $0.7 million and $0.3 million respectively. These amounts were partially offset by higher stock-based compensation expense of $0.4 million.

Depreciation and amortization expense was relatively unchanged for the six months ended June 30, 2007 as compared with the same period in the prior year.

Net income, for CHR, increased $0.8 million to $10.1 million for the six months ended June 30, 2007 as compared with the same period in the prior year due to the factors described above.

Catalina Marketing International

The following table presents CMI’s retail installation base and the average weekly shoppers reached as of and for the six months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Retail stores installed	6,967	7,514
Average weekly shoppers reached (in millions)	84	86

Revenues, as reported, for CMI decreased by $1.9 million, or 4.6%, for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. The decrease was primarily attributable to the previously announced client losses in France. This decrease was partially offset by a favorable foreign currency exchange rate. Revenues will continue to be affected by the client losses, but we expect increases in other countries to partially offset these losses.

Direct operating expenses, as reported, decreased $0.7 million for the six months ended June 30, 2007 as compared with the same period in the prior year. The decrease was due primarily to lower prints in the current quarter associated with lower revenues.

SG&A expenses, as reported, increased $1.3 million for the six months ended June 30, 2007 as compared with the same period in the prior year. The increase was driven primarily by stock-based compensation expense of $1.3 million in the current year.

Depreciation and amortization expense as reported, increased $0.4 million for the six months ended June 30, 2007 as compared with the same period in the prior year due to increased capital expenditures.

Net income, as reported, for CMI decreased $2.5 million to $2.5 million for the six months ended June 30, 2007 as compared with the same period in the prior year due to increased stock-based compensation expense of $1.3 million net of taxes as well as the other factors described above.

Corporate

The Corporate net loss increased $9.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to the $8.4 million termination fee paid to ValueAct Capital and approximately $3.0 million in costs associated with the pending private equity transaction.

Foreign Currency Translation and Its Effect on Revenues

Consolidated revenues for the six months ended June 30, 2007 were $241.0 million, which included $39.9 million in revenues from foreign operations. The local currencies of the countries in which we maintain foreign operations are the euro, British pound sterling, and the Japanese yen. The dollar weakened in value against the euro and pound versus prior year rates and resulted in a $3.5 million increase in revenue versus the reported prior year quarter. Revenue in local currency declined 13.1% versus the reported prior year, while revenues of our foreign operations declined by 4.6% when taking into account the effect of changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operations and a credit agreement with a syndicate of commercial banks that provides for borrowings in both United States dollars and Japanese yen. See “Other Sources of Liquidity” for further details. Our primary liquidity requirements will be for additional investments in the color printer initiative and other future growth initiatives, working capital, and the repayment of debt. Additional requirements may include dividend payments and repurchases of our common stock. We expect to continue to invest in our Catalina Marketing Network® and other support technology, new business development, sales and marketing, employee development and retention, and enhanced systems of reporting and controls.

Our existing cash and cash equivalents, combined with cash generated from operations and available borrowings under our credit facility, should be sufficient to fund our operating activities as well as other opportunities for the short term and over our forecasted long-range plan of three years. If during that period or thereafter we are not successful in generating sufficient cash flows from operations, raising additional capital when required, or being able to borrow in sufficient amounts, our business could suffer. As previously announced we have entered into a definitive merger agreement to be acquired by the private equity firm H&F in an all-cash transaction valued at $1.7 billion, including the assumption of approximately $107 million of current indebtedness pursuant to which H&F will acquire by merger 100% of the outstanding equity interests of the Company for $32.50 per share in cash. The completion of this transaction would significantly change our debt structure as well as our liquidity requirements. Additionally, under the terms of the merger agreement with H&F, we have agreed to pay a termination fee of $50.6 million in the event we choose to accept a competing bid prior to the vote of the stockholders with regard to the H&F agreement.

Cash Flow Analysis

Net cash provided by operating activities was $42.5 million for the six months ended June 30, 2007, compared with $43.5 million for the six months ended June 30, 2006. Lower net income of $16.8 million was due primarily to the $8.4 million termination fee paid to ValueAct Capital, increased depreciation expense of $6.0 million associated with increased color printer purchases and higher stock-based compensation expense of $5.9 million which was the result of adopting FASB 123R in April of 2006. This resulted in only one quarter of stock-based compensation expense in the prior year versus two quarters in the current year. These amounts were partially offset by favorable changes in operating assets and liabilities.

Net cash used in investing activities decreased by $1.5 million to $33.5 million for the six months ended June 30, 2007 compared with $35.0 million for the six months ended June 30, 2006. The decrease was attributable to slightly lower capital expenditures for our continued investment in our color printer initiative.

Net cash used in financing activities was $9.9 million for the six months ended June 30, 2007 compared with $13.1 million during the six months ended June 30, 2006. The $3.2 million decrease was due primarily to the repurchases of company common stock of $39.1 million in the first half of 2006 and no repurchases in the first half of 2007. This was offset by $19.7 million of debt repayment in 2007 versus additional borrowings in 2006 of $22.1 million. Proceeds associated with the exercise of stock options were also $5.3 million higher in the first half of 2007.

Overall, as of June 30, 2007, cash and cash equivalents was $63.0 million, an increase of $34.5 million as compared to June 30, 2006.

Other Sources of Liquidity

In addition to our cash flows generated from operations, our access to a revolving credit facility provides an additional source of liquidity. For a discussion of our credit facility, see Note 8 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-KT for the nine months ended December 31, 2006. We had borrowings of $106.9 million as of June 30, 2007, including $73.0 million borrowed in the United States with an interest rate of 5.8% and $33.9 million borrowed by our Japanese subsidiary with an interest rate of 1.1%.

Capital Requirements

Capital Expenditures. Our primary capital expenditures are for store equipment and third-party store installation and upgrade costs, as well as data processing equipment for our central data processing facilities. Total store equipment and third-party store installation costs for the Catalina Marketing Network® range from $3,000 to $15,000 per store, depending primarily on the number of lanes in each store. We expect that our cash flow from operations combined with borrowings under our existing revolving credit facility will be sufficient to finance these investments.

Contingent Earnout Payment. As part of the Restructuring and Amendment Agreement executed in 1999 between us and former joint venture partners in our Japanese operations (the “Restructuring Agreement”), we had a contingent obligation to pay these former joint venture partners a final deferred earnout payment based on a predetermined formula calculated using financial results during a consecutive four quarter period commencing June 30, 2006 and ending June 30, 2007. The determination of the applicable four quarter period was contingent upon Japan achieving financial results on certain financial measurements as specified in the Restructuring Agreement. Based on our financial results as of the end of the calculation period on June 30, 2007, we have determined that no further amounts are owed to the former joint venture partners pursuant to the Restructuring Agreement.

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

Interest Rate Risk

We centrally manage our bank debt and consider investment opportunities and risks, tax consequences and overall financing strategies. Interest on bank debt is payable at interest rates based on the Prime Rate, the Eurodollar Rate or the Federal Funds Rate. We estimate that a 10% change in interest rates would not have had a material effect on our results of operations or financial position for the six month period ended June 30, 2007 and June 30, 2006.

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

The aggregate foreign currency exchange transaction effects included in determining consolidated results of operations include a gain of $0.2 million for the six months ended June 30, 2007 and a loss of $0.2 million for the six months ended June 30, 2006. We have not utilized derivative financial instruments to reduce the effect of fluctuating foreign currencies. We estimate that, based upon our net income in local currency for the six months ended June 30, 2007 and 2006, a 10% change in foreign currency exchange rates would not have resulted in a material impact to net income in either six month period. We believe that this quantitative measure has inherent limitations because it does not take into account the impact of macroeconomic factors or changes in either results of operations or our financing and operating strategies.

Item 4.	Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon this evaluation, these officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no significant changes in our “internal control over financial reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain current and former directors and former officers of the Company and CHR, and Catalina Marketing, as a nominal defendant, were named in two shareholder derivative actions captioned The Booth Family Trust v. Frank H. Barker, et al., Case No. 20510-NC, formerly pending in the Court of Chancery for the State of Delaware in and for New Castle County, and Craig Deeds v. Frank H. Barker, et al., Case No. 04-000862 formerly pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. These shareholder derivative lawsuits alleged that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits settled by the Company in April, 2007. In June 2007, the Circuit Court in Pinellas County, Florida granted final approval of the settlement reached by the parties and the Court of the Chancery for the State of Delaware in and for New Castle County approved an order of dismissal for the pending lawsuit.

In March 2007, we, our board of directors and ValueAct Capital were named as defendants in a complaint purporting to be a class action, which was filed in The Circuit Court of the Sixth Circuit in and for Pinellas County, Florida alleging claims of breach of fiduciary duty of due care, loyalty and good faith and breach of the duty of candor against the members of our board of directors and ValueAct Capital, and a claim against us for aiding and abetting our board members’ breach of fiduciary duty. On May 17, 2007, H&F was added as a defendant in this action in an amended complaint alleging, among other things, that the compensation to be paid to stockholders in connection with, and the termination fees related to, the transactions is unfair. In addition, the amended complaint alleges that the preliminary proxy statement that we filed in connection with the transactions failed to disclose material information concerning the transactions. ValueAct Capital was voluntarily dismissed as a party to the lawsuit on May 17, 2007. On

May 22, 2007, the plaintiff filed a motion for preliminary injunction seeking to enjoin any vote to approve the transactions unless additional disclosures are made to stockholders, as well as a motion seeking expedited discovery concerning the motion for preliminary injunction. The court has not yet ruled on these motions. On June 29, 2007, the parties agreed to extend the defendants’ time to respond to the amended class action complaint. We intend to vigorously defend this lawsuit, however, we cannot currently predict the impact or resolution of this litigation and the resolution of this lawsuit may harm our business, delay, change the terms or result in the termination of the transactions or otherwise have a material adverse impact on our financial condition.

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

Item 5.	Other information

On August 2, 2007, we announced to employees that Tom Buehlmann, Executive Vice President of Catalina Marketing Corporation and President of Catalina Marketing International would be leaving the Company following a transition period expected to be completed by the end of 2007.

Item 6.	Exhibits

See Exhibit index on page 24 of this quarterly report on Form 10-Q.

CATALINA MARKETING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 2, 2007	CATALINA MARKETING CORPORATION
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